Form 10-Q
period 1999-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 1999-11-15
CIK 1094816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended September 30, 1999.


 [ ] Transition  report  under Section 13 or 15 (d) of the  Securities
     Exchange Act of 1934.

     For the transition period from              to


                         Commission File Number: 0-27387


                       VOICE MOBILITY INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                                   33-0777819
       -------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


      701-543 Granville Street, Vancouver, British Columbia, Canada V6C 1X8
      ---------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (604) 482-0000
                           ---------------------------
                           (Issuer's telephone number)



                                (Not Applicable)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether the  issuer:  (1)filed  all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]    No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     17,559,420 Common Shares as of November 15, 1999



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       VOICE MOBILITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX



PART - I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMAITON

Item 1. Financial Statements


                       VOICE MOBILITY INTERNATIONAL, INC.
                           Consolidated Balance Sheets
                 As at September 30, 1999 and December 31, 1998
                                   (Unaudited)


                                                    September 30,  December 31,
                                                    -------------  ------------
                                                          1999          1998
------------------------------------------------------------------------------

Assets

Current Assets
     Cash and cash equivalents                           $94,025        $37,113
     Accounts receivable (net of allowance
       for doubtful debts: 1999 - $21,791;
       1998 - $20,930)                                    68,081         67,810

     Notes Receivable                                    110,000

     Prepaid expenses                                     23,621         17,116

     Inventory                                           113,555         14,919
--------------------------------------------------------------------------------
                                                         409,282         136,958

Equipment and leasehold improvements
    (net of accumulated depreciation
     and amortization; 1999 - $104,960;
     1998 - $45,577)                                     312,260        133,848
--------------------------------------------------------------------------------

Total Assets                                            $721,542       $270,806
================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

     Accounts payable and accrued liabilities            206,754        117,092
     Other payables                                       44,968
     Deferred revenue                                     64,796
     Current portion on long-term debt                     5,705
     Notes payable                                                      792,323
     Due to Acrex Ventures Ltd.                                         419,592
     Due to shareholders                                                239,642
--------------------------------------------------------------------------------
                                                         322,222      1,568,649

  Long-term debt                                         617,345
--------------------------------------------------------------------------------
Total Liabilities                                       $939,567     $1,568,649

Stockholders' Equity

     Common stock                                         11,051             59
     Preferred stock                                           1
     Additional paid-in capital                        5,929,145
     Retained earnings (Deficit)                      (7,026,705)    (1,373,141)
     Stock to be issued                                  823,333
     Currency translation gains (losses)                  45,149         75,239
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                 (218,026)    (1,297,843)
================================================================================

Total Liabilities and Stockholders' Equity (Deficiency)  $721,542       $270,806
================================================================================

     See notes to the interim consolidated financial statements.

                       VOICE MOBILITY INTERNATIONAL, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                        -------------------    -----------------

                                        1999       1998       1999        1998
--------------------------------------------------------------------------------

Sales                                $ 15,553   $ 53,113    $ 99,725  $ 118,990

Less cost of sales                    (11,450)      (434)    (45,018)   (59,161)

--------------------------------------------------------------------------------
                                        4,103     52,680      54,708     59,829

Operating Expenses
  Sales and Marketing                 125,924     24,987   1,325,900     51,638
  Research and Development            423,002     53,602   2,371,953    141,567
  General and Administrative          316,947    106,107   1,956,213    310,366
--------------------------------------------------------------------------------

                                      865,874    184,697   5,654,067    503,572
--------------------------------------------------------------------------------

Loss before other items              (861,771)  (132,017) (5,599,359)  (443,743)

Interest expense                      (11,431)    (6,839)    (54,204)   (24,296)

--------------------------------------------------------------------------------

                                      (11,431)    (6,839)    (54,204)   (24,296)

--------------------------------------------------------------------------------

Loss                                ($873,201) ($138,856)($5,653,563) ($468,039)
================================================================================

Loss per share                          (0.07)     (0.24)      (0.44)     (0.81)
================================================================================

Weighted average number
  of shares outstanding            12,705,655    578,750   12,705,655   578,750
================================================================================


     See notes to the interim consolidated financial statements.

                       VOICE MOBILITY INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows
            For the nine months ending September 30, 1999 and September 30, 1998
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                       -------------------

                                                     1999               1998
--------------------------------------------------------------------------------

OPERATING ACTIVITIES

Loss for the period                              ($5,653,563)        ($468,039)
Non cash items included in loss for the period
      Depreciation and amortization                   38,454            24,799

--------------------------------------------------------------------------------

                                                  (5,615,109)         (443,240)

Change in accounts receivable                         50,723           (52,590)
Change in accounts payable                           111,693           (10,220)
Change in inventory                                  (98,638)           19,145
Change in prepaid expenses                            (6,503)           (2,835)
Change in accrued liabilities                        (23,701)          (37,957)
Change in taxes payable                               16,468             3,938
Change in deferred revenue                            64,796
Change in current portion of long-term debt           5,705
--------------------------------------------------------------------------------

                                                  (5,494,566)         (523,760)

INVESTING ACTIVITIES

Acquisition of equipment &
   leasehold improvements                           (237,795)          (88,288)

FINANCING ACTIVITIES

Decrease in notes payable                           (277,602)          231,819
Decrease in advances from Acrex Ventures Ltd.       (419,592)          405,079
Decrease in advances from shareholders              (136,973)           18,438
Increase in notes receivable - Acrex Ventures Ltd.  (110,000)
Increase in common stock                              11,051
Increase in preferred stock                                1
Change in currency translation gains/(losses)        (30,090)          (38,566)
Stock option compensation                          3,890,938
Increase in stock to be issued                       823,333
Increase in additional paid-in capital             2,038,207
--------------------------------------------------------------------------------

                                                   5,789,273           616,770
--------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents      56,912             4,722

Cash and cash equivalents, beginning of period        37,113             2,332
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period              94,025             7,054
================================================================================


     See notes to the interim consolidated financial statements.

                       VOICE MOBILITY INTERNATIONAL, INC.
              Notes to Interim Consolidated Financial Information
                               September 30, 1999

Note 1 - Nature of Operations and Basis of Presentation

     The accompanying financial information of Voice Mobility International, Inc. and its wholly owned subsidiary, Voice Mobility, Inc., are unaudited. In the opinion of the company's management, the consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the consolidated financial information set forth herein. Results of consolidated operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of future financial results.

     The interim consolidated financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $7,026,705 at September 30, 1999 [December 31, 1998 - $1,297,843]. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing. These interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

     Certain notes and other information have been condensed or omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Accordingly, these consolidated financial statements should be read in conjunction with the Company's Form 10-SB Registration Statement filed on November 8, 1999.

     These consolidated financial statements are the continuing financial statements of Voice Mobility International, Inc. ("VMII"), a non-operating Nevada corporation, formed October 2, 1997, the common stock of which trades on the Over the Counter Bulletin Board. On June 24, 1999, VMII acquired all of the outstanding common stock of Voice Mobility Inc. ("VMI"), a Canadian company, engaged in the development of unified voice messaging software. After the acquisition, the accounting entity continued under the name of Voice Mobility Inc. [Voice Mobility International, Inc. and Voice Mobility Inc are collectively referred to as the "Company".]

     A) Pursuant to share purchase agreements dated April 1, 1999 and June 24, 1999, the stakeholders of VMI acquired 8,293,000 shares of VMII common stock and the right to acquire an additional 6,600,000 shares of VMII common stock in exchange for $200,000 and all the capital stock of VMI. As a result of this transaction, the shareholders of VMI effectively acquired 14,893,000 common stock of VMII which represents a controlling interest of approximately 96%. This transaction is considered an acquisition of VMII (the accounting subsidiary/legal parent) by VMI (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of VMII by VMI in these consolidated financial statements because VMII had no business operations or operating assets at the time of acquisition. Accordingly, this transaction represents a recapitalization of VMI, the legal subsidiary.

     These consolidated financial statements are issued under the name of VMII, but are a continuation of the financial statements of the accounting acquirer, VMI. VMI's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 24, 1999, are those of VMI. At June 24, 1999, VMII had no assets and no liabilities. For purposes of this acquisition, the fair value of the net assets of VMII of $-0- is ascribed to the 578,750 previously outstanding shares of common stock of VMII deemed to be issued in the acquisition.

     B) At August 30, 1998, Acrex Ventures Inc. ("Acrex"), an inactive public company trading on the Vancouver Stock Exchange, filed an application to the Vancouver Stock Exchange to approve the 100% acquisition of VMI. Acrex had been financing VMI's operations through a series of promissory notes to VMI since December, 1997, when Acrex and VMI initially agreed to the acquisition. On March 31, 1999, the share acquisition agreement between Acrex and VMI pursuant to which Acrex would acquire 100% of the capital stock of VMI expired.

     VMII assumed Acrex's promissory note receivables from VMI and all amounts payable to the investors of Acrex. The terms of the agreements between Acrex and the investors in Acrex were essentially equal to the corresponding agreements between VMII and those same investors. VMII's offer to the investors of Acrex specifies the grandfathering of the "Acrex Subscription Agreements" whereby the identical number of shares in VMII were issued for the funds subscribed; and the warrants to purchase additional shares of VMII's common stock were translated from Cdn$0.50 and Cdn$0.75 to US$0.35 and $US0.50 respectively, reflecting the exchange rate between the currencies.

     VMI's loans from Acrex were assigned to VMII in consideration for warrants to purchase 4,793,000 shares of VMII's common stock that were components of the Acrex Subscriptions Agreements. The right on the part of Acrex investors for shares of common stock and common stock purchase warrants were replaced by similar shares of common and warrants to purchase common stock of VMII and the pricing of the shares and warrants were based on the last trading of Acrexs stock which was "fair value" at that time. The VMII acquisition is essentially a replacement of the Acrex acquisition. Loans advanced by Acrex were accordingly settled.

     C) By an agreement dated March 26, 1999 Maritime Tel & Tel Limited ("MTT"), Acrex, and VMI agreed to recognize the expenditures of MTT on a joint test project to a maximum amount of Cdn$500,000 (although it was understood by the parties to that agreement that the MTT expenditures were in excess of Cdn$500,000). It was agreed that VMI would not be required to reimburse MTT the Cdn$500,000. In the event that VMI became a public company or was owned by a public company then the amount must be settled by 1,428,571 shares of common stock of the public entity. The identical terms of that agreement were assumed by VMII.

     On June 29, 1999, the Company issued 750,000 shares of its common stock to Pacific Western Mortgage Corporation in settlement of a $250,000 loan. The conversion parity for the settlement was identical to the original settlement agreement with Acrex.

     On June 29, 1999, the Company issued 500,000 and 101,000 warrants with an exercise price of $0.35 to Ibex Investments Ltd. and Ernest Gardiner, respectively, in settlement of $167,000 and $33,000 of notes payable. The terms for the settlement were identical to the original settlement agreement with Acrex.

     The combined issued and outstanding common stock and additional paid-in capital of the continuing consolidated entity as of June 24, 1999 is computed as follows:

   Existing share capital of VMI prior to acquisition              $   59
   Ascribed value of the acquired common shares of VMII            $    0
   Share capital of  VMI as of June 24, 1999                       $   59

     The number of outstanding shares of common stock of VMII as of June 24, 1999 is computed as follows:

   Deemed share capital of  VMII as of March 31, 1999             578,750
   Shares of  VMII deemed issued by VMI                         8,293,000
   Shares of  VMII as of June 24, 1999                          8,871,750


     There is also outstanding one share of preferred stock which represents voting rights of certain VMI shareholders. It is neither exchangeable nor convertible into any other security.

Note 2 - Significant Accounting Policy

     The Company's significant accounting policies are as follows:

     Research and development costs - Software Development Costs - Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility has been established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized. Amortization of capitalized costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bears to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. The Company periodically evaluates its capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off capitalized software costs if recoverability is in question.

     Revenue Recognition, Software Licenses - The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. The Company's standard acceptance terms, which are considered to be perfunctory, lapse after 30 days if the customer has not formally rejected the software. The Company provides a reserve for estimated returns under the standard acceptance terms at the time the revenue is recorded. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers which are not the ultimate users (distributors, other resellers, etc.) is not recognized until the software is delivered to an end user.

     Postcontract Customer Support - Revenue allocable to Postcontract customer support "PCS" is recognized on a straight-line basis over the period the PCS is provided.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of VMII and its wholly owned subsidiary, VMI/ All intercompany balances and transactions have been eliminated in consolidation.

     Foreign Currency -- The financial information provided in these statements are reported in United States dollars. Monetary assets and liabilities of the Company denominated in foreign currencies are translated at the year-end exchange rates. Retained earnings are translated using the average exchange rate prevalent in the respective periods, and any differences are recognized on the Balance Sheet as currency translation gains or (losses). Other assets, liabilities, revenues and expenses are translated at the rates prevailing on the respective transaction dates. Exchange gains and losses are recognized on income

     Advertising -- Advertising costs are charged to income as incurred. We are a company engaged in the development of unified voice messaging software and are incurring advertising costs as a result of market development efforts.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.

     Equipment and leasehold improvements -- Equipment is recorded at cost and depreciated over the estimated useful lives of the assets, commencing in the year the assets are put into use, as follows:

     Computer equipment                             30% declining balance method
     Computer software                             100% declining balance method
     Office equipment and furniture                 20% declining balance method
     Leasehold improvements                                 5 year straight line

     One-half of the above rates is applied in the year of acquisition.

     Financial instruments -- The Company's financial instruments consists of cash, accounts receivable, notes receivable, accounts payable, notes payable and a shareholder loan.

     It is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from its financial instruments mentioned and that their fair values approximate their carrying values, unless otherwise noted.

     On June 30, 1999, the Company agreed to convert a note payable of $514,721 into a long-term debt instrument with interest at 10% per annum and no fixed terms of repayment.

     Weighted average loss per share -- The Company has adopted SFAS No 128, "Earnings Per Share." Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period and includes common shares issued subsequent to the period end for which all consideration had been received prior to the period end and which no other contingencies existed. Basic loss per share excludes any dilutive effects of options. Diluted loss per share is equal to the basic loss per share as the effect of the stock options is anti-dilutive. There are no other dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive

     Cash and cash equivalents -- The Company has defined cash and cash equivalents to include cash and term deposits with original maturities of 90 days or less.

     Deferred Income Taxes -- The Company follows the deferral method of accounting for income taxes. Under U.S. GAAP (Generally Accepted Accounting Principles), the liability method is used in accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

     A valuation  allowance has been  recognized  to offset  deferred tax assets
arising  from  temporary   differences,   tax  credits  and   non-capital   loss
carryforwards, for which realization is uncertain.

     Recent Pronouncements -- New accounting pronouncements having relative applicability to the Company include Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000.

     SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not considered the impact of SFAS 133 at this time.

Note 3 -- Employee Stock Option Plan

     On June 29, 1999 a stock option plan was adopted by the Company authorizing an aggregate amount of 5,000,000 stock to be purchased pursuant to the exercise of options. The following stock options were issued on June 29, 1999:

                                Number of
                             shares issuable             Exercise price ($)
                            ----------------             ------------------
Senior Management              1,625,000                        $1.00
Employees                      1,041,750                        $0.75
                               ---------
Total                          2,666,750


     Subsequent to June 30, 1999 the following employee stock options were granted:

                                     Number of shares
                                of common stock issuable        Exercise price
                               ----------------------------   ------------------
July 1, 1999                             40,000                      $0.75
July 14, 1999                            35,000                      $0.75
August 3, 1999                           70,000                      $0.75
August 20, 1999                          55,000                      $2.63
August 23, 1999                          25,000                      $2.31
September 7, 1999                        35,000                      $0.75
September 18, 1999                       50,000                      $1.00
                                        -------
Total                                   310,000



     The total options outstanding as at September 30, 1999 were 2,976,750 and were exercisable upon this date. A stock option compensation cost of $430,400 and $3,890,938 was determined for the three and nine months ended September 30, 1999 respectively using the intrinsic method in accordance with the Accounting Principles Board Opinion number 25 (APB25). Had compensation cost been determined based on the fair value at the grant dates for those options issued to senior management and employees, consistent with the method described in SFAS No. 123, the Company's loss for the nine months ended September 30, 1999 would have been increased to the pro forma amount indicated below:

Loss                                As reported      $5,653,563
                                    Pro Forma        $7,108,015

     The fair value of each option granted in the six months ended June 30, 1999 was estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions: no dividend yield; risk free interest rate of 5.5%; expected volatility of 0.876 using the Company's closing stock price for the 60 days traded beginning June 29, 1999; and an expected life of five years.

     No diluted loss per common share is provided as the options are considered to be anti-dilutive.


Note 4 Inventories

         Inventories are comprised of the following:

                                      September 30,             September 30,
                                          1999                      1998
                                      -------------             -------------
Computer equipment                       $113,555                 $18,410

     Computer equipment is substantively comprised of hardware and nominal third party software sold in conjunction with our software.

Note 5 -- Contingencies

     [i] Real estate lease commitments for the base rental payments for offices are as follows:

                                                            $
--------------------------------------------------------------------------------

     2000                                                42,470
     2001                                                43,123
     2002                                                41,163
     2003                                                18,494
--------------------------------------------------------------------------------
                                                        145,250
--------------------------------------------------------------------------------

 Item 2. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              for the nine months ended September 30, 1999 and 1998

     The following discussion should be read in conjunction with Consolidated Financial Statements and related notes.

     Certain statements contained in this section and elsewhere in this registration statement regarding matters that are not historical facts are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

     Voice Mobility International, Inc. is a Vancouver-based unified messaging company focused on emergent technologies for telecommunications providers. We are engaged in the development of unified voice messaging software and introduced our first retail "e-go" 4.0 in August 1999. Consequently all revenue to date has been incidental in nature; the result of sales of products or services from prototypes or the recovery of costs on abandoned services.

     We market our lead product, e-go, both to telephone companies and Internet service providers. e-go allows subscribers to use a single electronic mailbox to store and retrieve voicemail, faxes, and e-mail from many types of devices, including wireline and wireless phones, e-mail or Web browsers.

Results of Operations for the three-month periods ended September 30, 1999 and September 30, 1998:
--------------------------------------------------------------------------------

     Sales - All sales over both periods is non-recurring sales of prototype equipment and/or software that was in the beta stage of development. On October 2, 1999 we completed the first delivery of our e-go 4.0 system. Our customer had pre-paid for the system delivery in September 1999. Accordingly, the transaction was recognized as deferred revenue and will be recognized ratably over the term of the contract.

     Cost of sales - Cost of sales is comprised of software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of revenue was $11,450 and $434 for the three month periods ended September 30, 1999 and 1998 respectively.

     Operating Expenses

     Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $125,924 and $24,987 for the three month periods ended September 30, 1999 and September 30, 1998 respectively. The increase of $100,937 in sales and marketing expense between the two periods is a result of market development efforts.

     Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and the lease of office space. Research and development costs were $423,002 and $53,602 for the three month periods ended September 30, 1999 and September 30, 1998 respectively. The increase of $369,400 in research and development costs between the two periods primarily reflects an employee stock option compensation cost of $284,900 that was determined using the intrinsic method in accordance with "APB 25" (Accounting Principles Board Opinion Number 25). The employee stock option costs may occur in the future only when new research and development staff are hired and subsequently issued employee stock options, or when bonus stock options are issued to existing employees.

     General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $316,947 and $106,107 for the three month periods ended September 30, 1999 and September 30, 1998 respectively. The increase of $210,840 primarily reflects an employee stock option compensation cost of $145,500 that was determined using the intrinsic method in accordance with "APB 25." (Accounting Principles Board Opinion Number 25). The employee stock option costs should occur only when new general and administrative staff are hired and subsequently issued employee stock options, or when bonus stock options are issued to existing employees and senior management.

     Interest Expense (Income), Net - Our interest expense is primarily related to short-term debt. Interest expense (income), net was $11,431 and $6,839 for the three month periods ended September 30, 1999 and September 30, 1998, respectively. The increase of $4,592 in interest expense (income), net between the two periods resulted from an increase in notes payable and shareholder advances.

     Income Taxes - Operating loss carryforwards will begin expiring in the year 2004. For reconciliation to U.S. GAAP purposes, a valuation allowance was recognized for the year ending December 31, 1998 to offset deferred tax assets arising from temporary differences, tax credits and non-capital loss carryforwards, for which realization is uncertain. The amounts of and benefits from our net operating loss carryforwards when we operated as Equity Capital Group, Inc. have not been included as the net operating loss carryforwards may be impaired or limited following changes in the ownership of our common stock.

     Fluctuations in Annual and Quarterly Results

     Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

1. the amount and timing of expenditures required to develop strategic relationships to enhance sales and marketing;

2. changes in the growth rate of internet usage and acceptance by consumers of unified messaging systems;

3. emergence of new services and technologies in the market in which we compete; and

4.   fluctuations of foreign currency exchange rates.

     We face foreign currency exchange risk as a majority of our revenue is denominated in U.S. currency and a majority of operating costs are incurred in Canadian currency. Significant fluctuations in the foreign exchange between U.S. and Canadian currency will result in fluctuations in our annual and quarterly results.

     Liquidity and Capital Resources

     We have incurred substantial operating losses, net losses and negative cash flow since inception. For the nine months ended September 30, 1999 and 1998 we had an operating loss of $5,653,563 and $468,039 respectively. We had a negative cash flow from operating and investing activities of $5,732,361 and $612,048 for the nine month periods ended September 30, 1999 and 1998 respectively. Our total negative cash flow for the year is budgeted at $4,200,000 and another $7,200,000 of cash is required for the year 2000. In the past, cash requirements were met by notes payable, shareholder loans or stock subscriptions. Over the next several months we expect to receive the proceeds on exercise of a portion of the $2,156,500 of warrants issued. As of September 30, 1999, $823,333 was received on the exercise of these warrants. All future cash requirements should be financed by the equity markets.

     We did not have any material commitments for capital expenditures as of the end of the reported period. Our budgeted capital expenditures for the fiscal year ending December 31, 1999 is approximately $404,000. We made $237,795 in capital expenditures during the nine month period ended September 30, 1999, compared to $88,288 during the comparable period of the prior fiscal year. We are under no legal obligation to purchase the remaining budgeted capital expenditures for the fiscal year ending December 31, 1999.

     Our remaining capital expenditures are for the purpose of business operations and research and development activities. The source of funds to pay for the budgeted capital expenditures are expected to come from proceeds of outstanding warrants.

     Our operating expenses and capital expenditures for nine months ended September 30, 1999 and September 30, 1998 have been entirely funded through debt and equity financing. We anticipate that our operating expenses for the remaining three months of the fiscal year ending December 31, 1999 to increase as a result of increased sales and marketing activities, research and development activities, as well as general and administrative activities.

     Our sales revenue has been nominal to date and only as a result of providing customers with prototypes of our software to trial. We do not anticipate any significant sales revenue for the remaining fiscal period ending December 31, 1999. As a result, we anticipate our cash outflows to continue to exceed our cash inflows in the short-term.

     We anticipate our sales revenue to increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible. We also expect our operating expenses to increase in the long-term as a result of the increase in sales and marketing activities, research and development activities, as well as general and administrative activities. As a result we expect that our cash outflows to exceed our cash inflows in the long-term.

     Our liquidity is contingent on our raising money through equity financing to meet our short term and long term needs.

Impact of Year 2000 Issue

     Like many other companies, the Year 2000 issue creates risks for us. The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any computer software program or hardware that has date-sensitive software of embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in system failures or miscalculations causing disruptions to operations and normal business activities.

     We are a comparatively new company and as a result, the software and hardware we use to operate our business have all been purchased or developed in the last several years. While we cannot guarantee that we have eliminated all risks related to the Year 2000, we can state that steps have been taken to minimize the risks associated to the Year 2000 issue.

    We have developed and implemented Year 2000 compliance plans related to both our internal business operations, as well as our product compliance. With respect to our Year 2000 plan we have ensured all of our hardware equipment and software used in normal business operations are certified as Y2K compliant. Our strategy involves maintaining an extensive inventory of any and all computer-related systems and software, whether initially thought to be exposed to the Y2K bug or not. An assessment is made of each inventory item identifying potential risks or uncertainties. All hardware that is not Year 2000 compliant is disposed of, and all software used is certified to be Year 2000 compliant through written documentation provided by the vendor.

     We are committed to providing releases of our software which are certified as being Year 2000 compliant. We have developed all of the e-go software internally and have ensured that all date fields are compatible to the year 2000. However, certain subcomponents may not have been properly engineered to ensure date compatibility. Steps have been taken to confirm sub-components compatibility, but this area still remains one of moderate risk. Third party products that are bundled into our unified messaging systems have been researched for Year 2000 compliancy, and all of the vendors have released statements indicating they are fully Year 2000 compliant.

     The cost to address our Year 2000 issues has been minimal as most of our development work has taken the Year 2000 issue into consideration from the onset of the development of our product. We estimate that the costs to address our Year 2000 issue to be approximately $100,000. This includes product development, testing, as well as obtaining written documentation from vendors of our product sub-components that they are Year 2000 compliant. The cost also includes the cost of ensuring that the hardware and software used in internal operations are Year 2000 compliant.

     The risks that we face as a result of the Year 2000 issues include complete interruption to our operations and development, however this risk has been mitigated through our Year 2000 plan. Other risks include possible interruption to communication for the users of our software. Users of our software include our customers and ourselves. There is a risk of liability if our customer's communication is interrupted resulting in adverse affects in their business operations. In the worst case scenario a customer will lose the ability of communicating by using our software, as well as possibly losing important stored voice, fax, and email messages. If the loss is of significance to our customer, there is the possibility of litigation and claims against our company.

     We have prepared a contingency plan that covers worst case scenarios that we may face. The plan covers how to deal with both internal systems that may be affected by the Year 2000 issues, as well as how to deal with our product and possible interruptions to its operation.


                                      PART II
                                 OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By: /s/John J. Hutton
                                         ------------------
                                         John J. Hutton,
                                         President and Principal
                                         Executive Officer


                                     By: /s/William Krebs
                                         --------------------
                                         William Krebs,
                                         Treasurer and Principal
                                         Financial Officer







Dated: November 15, 1999