Form 10-Q/A
period 1999-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 1999-12-22
CIK 1094816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                                 FIRST AMENDMENT

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

     19,870,321 Common Share Equivalents as of November 17, 1999



     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       VOICE MOBILITY INTERNATIONAL, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX



PART - I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMAITON

Item 1. Financial Statements



VOICE MOBILITY INTERNATIONAL, INC.
A Development Stage Company

                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. Dollars)

As at                                                                Unaudited

                                                      September 30, December 31,
                                                           1999          1998
                                                             $            $

--------------------------------------------------------------------------------

ASSETS
Current
     Cash and cash equivalents                              $94,025     $37,113
     Accounts receivable (net of allowance for
       Doubtful debts; 1999 - $21,791;  1998 - $20,930)      68,081      67,810
     Other Receivables                                       24,755       8,370
     Prepaid expenses                                        23,621      17,116
     Inventory                                              113,555      14,919
--------------------------------------------------------------------------------
Total current assets                                        324,037     145,328
Equipment and leasehold improvements
  (net of accumulated depreciation
  and amortization; 1999 - $104,960; 1998 - $45,577)        312,260     133,848
--------------------------------------------------------------------------------
Total Assets                                               $636,297    $279,176
================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
     Accounts payable and accrued liabilities              206,754       88,592
     Employee related payables                              69,723       36,870
     Deferred revenue                                       64,796         -
     Note payable, current portion (note 3)                  5,705      792,323
     Due to Acrex Ventures Ltd.                               -         419,592
     Due to shareholder                                       -         239,642
--------------------------------------------------------------------------------
Total current liabilities                                  346,978    1,577,019

Note payable (note 3)                                      617,345         -
--------------------------------------------------------------------------------
Total liabilities                                         $964,323   $1,577,019
Commitments and contingencies (note 5)

Stockholders' deficiency (note 4)

     Common stock                                           11,051           59
     Preferred stock                                             1
     Additional paid-in capital                          7,797,278
     Accumulated development state deficit              (8,181,505)  (1,373,141)
     Other accumulated comprehensive income                 45,149       75,239
--------------------------------------------------------------------------------
Total stockholders' deficiency                            (328,026)  (1,297,843)
================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY            $636,297     $279,176
================================================================================

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           Expressed in U.S. Dollars

                                                                                 Unaudited
                                      Three Months Ended     Nine Months Ended  Accumulated
                                          September 30,          September 30,  Development
                                      -------------------    -----------------     Stage
                                        1999       1998       1999        1998    Deficit
                                          $          $          $           $        $

--------------------------------------------------------------------------------------------

Sales                                $ 15,553   $ 53,113    $ 99,725  $ 118,990  $1,108,302

Less cost of sales                    (11,450)      (434)    (45,018)   (59,161)   (687,033)

--------------------------------------------------------------------------------------------
                                        4,103     52,679      54,707     59,829     421,269

Operating Expenses
  Sales and Marketing                 125,924     24,987   1,325,900     51,638   1,747,996
  Research and Development (note 6)   423,002     53,602   2,536,753    141,567   2,894,963
  General and Administrative          316,947    106,107   1,956,213    310,366   2,825,891
  Acquisition fee for recapitalization
  (note 1)                                                   200,000                200,000
  Interest Expense                     11,431      6,839      54,204     24,296     143,924
--------------------------------------------------------------------------------------------
Loss before extraordinary items      (873,201)  (138,856) (6,018,363)  (468,038) (7,391,505)
--------------------------------------------------------------------------------------------

Extraordinary loss on settlement
   of debt (note 3)                      -           -      (790,000)      -       (790,000)
--------------------------------------------------------------------------------------------
Net loss for the period              (873,201)  (138,856) (6,808,363)  (468,038) (8,181,505)
Currency translation gains (losses)   (30,008)       -       (30,090)      -         45,149
--------------------------------------------------------------------------------------------
Net comprehensive loss               (903,209)  (138,856) (6,838,453)  (468,038) (8,136,356)
============================================================================================
Loss per common share before
   Extraordinary loss - basic and
   diluted (note 4)                   $(0.05)     $(0.02)     $(0.31)    $(0.07)
Loss per common share - basic and
   diluted (note 4)                    (0.05)      (0.02)      (0.35)     (0.07)
============================================================================================
Weighted average number of common
   stock equivalents               19,305,655   6,600,000  19,305,655  6,600,000
============================================================================================

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
A Development Stage Company

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Expressed in U.S. Dollars

Nine months ended September 30                                                           Unaudited
                                                                                       Accumulated
                                                                                       Development
                                                               1999              1998       Stage
                                                                $                $          $
---------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES
Loss for the period                                       ($6,808,363)      ($468,039) (8,181,505)
Non cash items included in loss for the period
   Depreciation and amortization                               59,383          24,799     104,960
   Interest accrued on note payable                            10,358          18,438      28,395
   Acquisition fee for recapitalization                       200,000            -        200,000
   Stock issued on settlement of amounts due to MTT           500,000            -        500,000
   Extraordinary loss on settlement of Ibex notes payable     790,000            -        790,000
   Stock option compensation                                3,890,938            -      3,890,938
   Increase in allowance for doubtful accounts                    861            -         21,791
---------------------------------------------------------------------------------------------------
                                                           (1,356,823)       (424,802) (2,645,421)

Change in accounts receivable                                 (16,656)        (52,592)   (114,627)
Change in accounts payable and other payables                 151,015         (44,238)    276,477
Change in inventory                                           (98,636)         19,145    (113,555)
Change in prepaid expenses                                     (6,505)         (2,835)    (23,621)
Change in deferred revenue                                     64,796            -         64,796
---------------------------------------------------------------------------------------------------
Cash used in operating activities                          (1,262,809)       (505,322) (2,555,951)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Acquisition of equipment & leasehold improvements            (237,795)        (88,288)   (417,220)
---------------------------------------------------------------------------------------------------
Cash used in investing activities                            (237,795)        (88,288)   (417,220)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase in notes payable, net                                 30,817         231,819   1,044,655
Increase in advances from Acrex Ventures Ltd.                 733,456         405,079   1,154,000
Issuance of capital stock                                        -               -             59
Cash proceeds on exercise of warrants                         823,333            -        823,333
---------------------------------------------------------------------------------------------------
Cash provided by financing activities                       1,587,606
  636,898   3,022,047
---------------------------------------------------------------------------------------------------

Effect of foreign currency on cash                            (30,090)        (38,566)     45,149
---------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                          56,912           4,722      94,025

Cash and cash equivalents, beginning of period                 37,113           2,332        -
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $94,025          $7,054      94,025
===================================================================================================

Supplemental disclosures of cash information
Cash paid during the period for interest                      $54,204         $24,296    $143,924

Supplemental disclosure of non cash investing and financing activities

Stock issuance on conversion of debt                          250,000            -
Warrants issued in settlement of Ibex notes payable           167,000            -
Warrants issued in settlement of Ernest Gardiner notes payable 33,000            -
Stock and warrants issued to Acrex investors                1,264,000            -
===================================================================================================

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
A Development Stage Company

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Expressed in U.S. Dollars
        Unaudited as at and for the period ended September 30, 1999

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Description of business

     Voice Mobility International, Inc., (the 'Company') is a Nevada corporation engaged in the development of unified voice messaging software. The Company is in its development stage.

     The Company incurred an operating loss of $6,808,363 for the nine months ended September 30, 1999 [nine months ended September 1998 - $468,038; year ended December 31, 1998 - $930,598; year ended December 31, 1997 - $168,739], and had a working capital deficiency of $22,941 as at September 30, 1999 [December 31, 1998 - $1,431,691; December 31, 1997 - $482,758]. The ability of the Company to continue as a going concern is dependent upon the ability of the Company to obtain necessary financing to complete its research and development and attain profitable operations.

Recapitalization of the Company

     These consolidated financial statements are the continuing financial statements of Voice Mobility Inc. ("VMI"), a company incorporated under the laws of the Canada Business Corporations Act in 1993. Through a series of transactions in June 1999, VMI was recapitalized and acquired the net assets of Voice Mobility International, Inc. ("VMII") [formerly Equity Capital Group, Inc.] an inactive United States company traded on the NASD OTC Bulletin Board.

[a]     History of VMI

     Prior to the reverse acquisition of VMII, the shareholders of VMI had been negotiating to acquire Acrex Ventures Inc. ("Acrex") an inactive public company trading on the Vancouver Stock Exchange (VSE) with no assets or liabilities. Pending approval of this transaction by the VSE, Acrex and VMI entered into four private placements for proceeds totalling Canadian $2,022,500 (US$1,400,000). The net proceeds of US 1,264,000 were advanced to VMI to fund operations. Under these arrangements stock subscriptions in the private placements entitled investors to 1 common stock of Acrex and 1 warrant entitling the holder to acquire 1 common stock of Acrex. At the time of this arrangement the fair value of the warrants was determined to be nominal since the exercise price of these warrants exceeded the fair value of the VMI common stock. This arrangement between Acrex and VMI expired on March 31, 1999. In connection with the acquisition of VMII, the Acrex investors agreed to assign all proceeds from the four private placements to VMII and contribute an additional $.02 per share for an aggregate $200,000, in exchange for common stock and common stock warrants with terms and conditions substantially identical to the warrants that would have been issued by Acrex to the subscribers of its four private placements. Accordingly, in the financial statements the issuance of common stock and warrants of VMII to Acrex investors has been reflected as a recapitalization of VMI in the amount of $1,264,000. As at September 30, 1999 $110,000 remains receivable from Acrex investors and has been presented as a reduction of share capital.

     During its development stage, VMI received advances in the form of notes payable from Pacific Western Mortgage Corporation, a shareholder of VMI, and Ernest Gardiner, an Acrex investor. In March 1999, these parties agreed to settle amounts owing to them by VMI as follows:

*    the  issuance  of  750,000  shares  of  Acrex  in  settlement  of  $250,000
     (Cdn$375,000) of amounts owing by VMI to Pacific Western Mortgage Corporation. The fair value of the shares issued was determined by management to be Cdn$.50 per share.

* the issuance of warrants entitling Ernest Gardiner to acquire 101,000 shares of Acrex at Cdn$.50 per share, in settlement of $33,000 (Cdn$50,500) of amounts owing to Ernest Gardiner. The fair value of the warrants was determined to be equivalent to the debt settled.

[b]     Reverse acquisition of VMII

     Pursuant  to share  purchase  agreements  dated  April 1, 1999 and June 24,
1999, the stakeholders of VMI, sold their interest and acquired 100% of the issued and outstanding common stock of VMI by issuing 8,293,000 shares of VMII common stock and the right to acquire an additional 6,600,000 shares of VMII common stock in exchange for $200,000 and all the capital stock of VMI. As a result of this transaction, the shareholders of the Acrex/VMI combined entity
effectively   acquired  14,893,000 common  stock  equivalents  of  VMII  which represents a controlling interest of approximately 84%. This transaction is considered an acquisition of VMII (the accounting subsidiary/legal parent) by VMI (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of VMII by VMI in these consolidated financial statements. Accordingly, this transaction represents a recapitalization of VMI, the legal subsidiary.

     These consolidated financial statements are issued under the name of VMII, but are a continuation of the financial statements of the accounting acquirer, VMI. VMI's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 24, 1999, are those of VMI. At June 24, 1999, VMII had no assets and no liabilities. For purposes of this acquisition the fair value of the net assets of VMII of $nil is ascribed to the 578,750 previously outstanding common stock of VMII deemed to be issued in the acquisition. The additional $200,000 paid for this transaction has been expensed in these financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

     These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the results of operations for such periods and the financial position at such date. Historical results are not necessarily indicative of future results, and results for any interim period are not necessarily indicative of results of a full year.

The Company's significant accounting policies are as follows:

Software development costs

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

Revenue recognition

     Software revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position SOP) 97-2, "Software Revenue Recognition." For software contracts not requiring software modification, the Company recognizes license revenue upon shipment of a product to the client if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable, and any uncertainties with regard to customer acceptance are insignificant. For contracts with multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value when it is determinable. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

     To the extent that objective evidence of fair value is not determinable, the Company defers revenue until the earlier of the point at which (1) sufficient evidence exists or (2) all elements of the arrangement have been delivered. When the Company enters into a license agreement with a customer requiring significant customization of the software products, the Company recognizes revenue related to the license using contract accounting. Deferred revenues represent the difference between amounts invoiced and amounts recognized as revenues under software development and maintenance agreements. Where vendor specific objective evidence exists, the revenue allocated to maintenance fees is recognized ratably over the period during which the services are performed.

Principles of consolidation

     The accompanying  consolidated financial statements include the accounts of
the  Company  and  its  wholly  owned   subsidiary,   Voice  Mobility  Inc.  All
intercompany balances and transactions have been eliminated in consolidation.

Foreign currency

     The functional currency of the Company is the Canadian dollar. These financial statements have been presented in United States dollars. Accordingly, all assets and liabilities of the Company denominated in foreign currencies are translated at the year end exchange rates and revenues and expenses are translated using a weighted average exchange rate for the applicable period. In accordance with SFAS 52, any exchange gains and losses resulting are presented as other accumulated comprehensive income.

Advertising

     Advertising costs are charged to income as incurred.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.

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

Financial instruments

     The Company's financial instruments consists of cash and cash equivalents, accounts receivable, accounts and other payables, notes payable, and a shareholder loan. Unless otherwise stated the fair value of the instruments approximates their carrying value.

Loss per share

     Basic net loss per share is computed using the weighted-average number of common shares and exchangeable shares outstanding, as described in Note 4. Diluted loss per share is equal to the basic loss per share as the effect of the stock options and warrants are anti-dilutive.

Cash and cash equivalents

     Cash and cash equivalents includes cash and term deposits with original maturities of 90 days or less, which have been recorded at amortized cost.

Inventory

     Inventory is substantively comprised of hardware and nominal third party software sold in conjunction with our software.

Deferred income taxes

     The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Recent pronouncements

     New accounting pronouncements having relative applicability to the Company include Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The Company has not considered the impact of SFAS 133 at this time.


3. NOTES PAYABLE
                                                    September 30,   December 31,
                                                           1999          1998
                                                             $             $
--------------------------------------------------------------------------------
Note payable to Ibex Investment Inc. ("Ibex") -
Interest at 10% per annum, due the earlier of
December 31, 2000 or the next equity financing
of VMII, denominated in Canadian dollars.
Collateralized by a general security agreement
over the assets of the Company.                          623,050        754,317

Note payable to Ernest Gardiner -
Interest at the bank prime rate, unsecured and
 no fixed terms of repayment. Bank prime
at December 31, 1998 was 6.75%                              -            38,006
--------------------------------------------------------------------------------
                                                         623,050        792,323
less current portion                                       5,705        792,323
--------------------------------------------------------------------------------
                                                         617,345           -
================================================================================

     In conjunction with the reorganization of the Company the note payable to Ernest Gardiner was settled in March 1999, in exchange for 101,000 warrants with a fair value equivalent to the then carrying value of the notes payable.

3. NOTES PAYABLE (cont'd.)

     On June 29, 1999, in settlement of a $167,000 loan and a revision to the repayment terms of the note payable to Ibex. the Company issued 500,000 warrants with an exercise price of $0.35. The Company has recorded an extraordinary loss of $790,000 based on the difference between the fair value of the equity instruments issued and the carrying value of the debt.

     The fair value of the warrants granted to Ibex was estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions: no dividend yield; risk free interest rate of 5.5%; expected volatility of 0.892; and an expected life of one year.

4. SHARE CAPITAL

[a]  Authorized

     The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share.

     In order to provide an income tax deferral to the original shareholders of VMI these shareholders first exchanged their shares for "exchangeable shares" of a newly incorporated Canadian company called Voice Mobility Canada Limited (VM Canada), effectively a wholly-owned subsidiary of VMII. Consequently the original shareholders of VMI hold 6,600,000 "exchangeable shares" of VM Canada that are exchangeable at any time into 6,600,000 shares of VMII. These exchangeable shares are non-voting, retractable and participate in all dividend distributions of VMII on a pro-rata basis with common shareholders of VMII. Upon the dissolution or wind-up of VM Canada or any other distribution of assets of VM Canada, each holder of an Exchangeable Share is entitled to receive from VM Canada an amount equal to the market price of VMII common stock on the date of liquidation, which will be satisfied by the delivery of shares of VMII common stock, together with an additional amount equivalent to any declared and unpaid dividends. The retraction privilege entitl es holders to receive an amount equal to the market price of VMII common stock, which will be satisfied by the delivery of VMII common stock. In the event of retraction or liquidation, VMII has the option to purchase the Exchangeable Shares for cash for the same price. The Exchangeable Shares must be redeemed on July 1, 2009. Upon such redemption, the holder of an Exchangeable Share will be entitled to receive from VM Canada an amount equal to the market price of VMII common stock, to be satisfied by the delivery of common stock of VMII.

     In connection with the issuance of the exchangeable shares, the Company issued a non-participating, voting preferred stock to the trustee for the benefit of the holders of the Exchangeable Shares. In the event of dissolution or windup of VMII, the Exchangeable Shares will be automatically exchanged for an equivalent number of VMII Shares so that holders of Exchangeable Shares may participate in the dissolution, liquidation or wind-up of the Company on the same basis as VMII stockholders. To ensure that the holders of the Exchangeable Shares will be protected on the same basis as our holders of Common Stock, we have granted the trustee a put right which allows the trustee to automatically convert the Exchangeable Shares into our Common Stock in the event of the insolvency of VM Canada. Accordingly, the interests of the Exchangeable Shares are presented as permanent equity of VMII.

4. SHARE CAPITAL (cont'd.)

[b] Stock Options

     On June 29, 1999, a stock option plan was adopted by the Company authorizing an aggregate amount of 5,000,000 stock to be purchased pursuant to the exercise of options. The following stock options were granted on June 29, 1999:

                              Number of common    Exercise price       Date of
                               shares issuable            $             Expiry
--------------------------------------------------------------------------------
Senior management               1,625,000               1.00      June 29, 2004
Employees                       1,041,750               0.75      June 29, 2004
--------------------------------------------------------------------------------
                                2,666,750
================================================================================

     Subsequent to June 30, 1999 the following employee stock options were granted:

                                      Number of common         Exercise price
                                       Shares issuable               $
--------------------------------------------------------------------------------
July 1, 1999                               40,000                  $0.75
July 14, 1999                              35,000                  $0.75
August 3, 1999                             70,000                  $0.75
August 20, 1999                            55,000                  $2.63
August 23, 1999                            25,000                  $2.31
September 7, 1999                          35,000                  $0.75
September 18, 1999                         50,000                  $1.00
--------------------------------------------------------------------------------
Total                                     310,000
================================================================================

     The total options outstanding as at September 30, 1999 were 2,976,750 and were exercisable upon this date. Consequently, stock option compensation cost of $430,400 and $3,890,938 was determined for the three and nine months ended September 30, 1999 respectively using the intrinsic method in accordance with APB 25.

4. SHARE CAPITAL (cont'd.)

[c] Warrants

     As at September 30, 1999, the Company has the following common stock warrants outstanding;
                                                     Exercise
                               Number  of  common     price      Date  of
                               shares  issuable           $      Expiry
--------------------------------------------------------------------------------

Class A warrants                    1,200,000         0.35     December 29, 2000
Class B, C and D warrants           1,813,000         0.50     December 29, 2000
Class E warrants                      601,000         0.35     December 29, 2000
--------------------------------------------------------------------------------
                                    3,614,000
================================================================================

[d] Loss per share

     Loss per share was calculated in accordance with SFAS 128. The following table sets forth the computation of basic earnings per share for the periods;

                                                   Three months ended          Nine months ended
                                                      September 30,              September 30,
                                               --------------------------  -----------------------
                                                   1999        1998            1999       1998
                                                     $           $               $          $
--------------------------------------------------------------------------------------------------

Numerator
Net loss per share before
   extraordinary loss                           $(873,201)  $(138,856)     $(6,018,363) $(468,038)
Net loss per share                              $(873,201)  $(138,856)     $(6,808,363) $(468,038)

Denominator
Weighted average number of common
   stock outstanding                           12,705,655       -          12,705,655       -
Weighted average number of common
   stock issuable on exercise of
   exchangeable shares                          6,600,000   6,600,000       6,600,000   6,600,000
--------------------------------------------------------------------------------------------------
Average number of common stock
    equivalents outstanding                    19,305,655   6,600,000      19,305,655   6,600,000
--------------------------------------------------------------------------------------------------
Basic and diluted loss per share before
   extraordinary loss                              $(.05)      $(.02)          $(.31)      $(.07)
Basic and diluted loss per share                    (.05)       (.02)           (.35)       (.07)
==================================================================================================

     At September 30, 1999, the Company's 2,976,750 common shares issuable upon the exercise of stock options and 5,394,000 common shares issuable upon the exercise of warrants were excluded from the determination of diluted loss per share as their effect would be antidilutive.

5. COMMITMENTS AND CONTINGENCIES

[i] Real estate lease commitments for the base rental payments for offices are as follows:

                                                                      $
--------------------------------------------------------------------------------
       2000                                                        42,470
       2001                                                        43,123
       2002                                                        41,163
       2003                                                        18,494
--------------------------------------------------------------------------------
                                                                  145,250
================================================================================


[ii] Capital expenditures

     As at September 30, 1999, the Company has committed to acquire computer equipment at a cost of approximately $58,000.

[iii] Year 2000 Issue

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

6. MARITIME TEL & TEL LIMITED

     By an agreement dated March 26, 1999 Maritime Tel & Tel Limited ("MTT"), Acrex, and VMI agreed to recognize past contributions of MTT on a joint development project to a maximum amount of Cdn$500,000 (US $335,200). It was agreed that VMI would not be required to reimburse MTT the Cdn$500,000, unless VMI became a public company or was owned by a public company. On March 26, 1999 it was determined this amount would be settled by the issuance of 1,428,571 shares of the public entity. The identical terms of the debt settlement agreement involving Acrex were assumed by VMII. Under this arrangement MTT received a beneficial conversion feature of $164,800, calculated at its intrinsic value at the commitment date, which has been included as research and development costs.

7. COMPARATIVE FIGURES

     Certain of the comparative figures have been restated to conform to the presentation adopted in these financial statements.

 Item 2. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              for the three months ended September 30, 1999 and 1998

     The following discussion should be read in conjunction with the unaudited interim consolidated financial statements for the three-month ended September 30, 1999 and September 30, 1998.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this section and elsewhere in this Quarterly report regarding matters that are not historical facts are "forward-looking statements". Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

     Throughout this quarterly report, we refer to United States dollars as "$" and to Canadian dollars as "Cdn$."

--------------------------------------------------------------------------------

     Sales - All sales over both periods are non-recurring sales of prototype equipment and/or software that was in the beta stage of development. On October 2, 1999 we completed the first delivery of our e-go 4.0 system. Our customer had pre-paid for the system delivery in September 1999. Accordingly, the transaction was recognized as deferred revenue.

     Cost of  sales  - Cost of  sales  is  comprised  of  third  party  software
licenses,   telephony   hardware,   data  and  voice  transmission   costs,  and
installation costs. Cost of revenue was $11,450 and $434 for the three month periods ended September 30, 1999 and 1998 respectively.

     Operating Expenses

     Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $$125,924 and $24,987 for the three months periods ended September 30, 1999 and September 30, 1998 respectively. The increase of $100,937 in sales and marketing expense between the two periods is a result of market development efforts.

     Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $423,002 and $53,602 for the nine months ended September 30, 1999 and September 30, 1998 respectively. The increase of $369,400 in research and development costs between the two periods primarily reflects an employee stock option compensation cost of $284,900 that was determined using the intrinsic method in accordance with "APB 25" (Accounting Principles Board Opinion Number 25).


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

Liquidity and Capital Resources

     Since the shift in the focus of our business to the development of Windows NT platform based products in early 1998 our sales revenue has been less than $158,000 and only as a result of sales of prototypes or the recovery of costs on abandoned services. We do not anticipate any significant sales revenue for the remaining fiscal period ending December 31, 1999. As a result, we anticipate our cash outflows to continue to exceed our cash inflows over the next 12 months. Our liquidity over the next 12 months is contingent on our raising money through equity [and debt] financings to meet our short term needs. On June 30, 1999 we had 5,394,000 warrants outstanding that would, upon exercise, provide the Company a total of $2,366,850 in equity financing. As at September 30, 1999 the Company received a total of $823,333 from the exercise of 1,780,000 warrants. If the remaining 3,614,000 warrants are exercised we will receive $1,543,517, which would be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements for the next five months. However, there can be no assurance that the remaining warrants will be exercised.

     Our budgeted capital expenditures for the fiscal year ending December 31, 1999 is approximately $404,000 of which $237,795 has been spent and we are committed to purchase $58,000 of research and development equipment (See note 5 of the unaudited interim consolidated financial statements). We are under no legal obligation to purchase the remaining budgeted capital expenditures.

     We currently anticipate that cash flow from operations will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible. However, we also anticipate our operating expenses will also increase in the long-term as a result of the increase in sales and marketing activities, research and development activities, as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund the Company's activities, the Company may need to raise additional funds through public and private financing. No assurance can be given that additional financing will be available or that, if available, it an be obtained on terms favorable to the Company and its stockholders. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders could occur.

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




                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By: /s/James J. Hutton
                                         ------------------
                                         James J. Hutton,
                                         President and Principal
                                         Executive Officer


                                     By: /s/William Krebs
                                         --------------------
                                         William Krebs,
                                         Treasurer and Principal
                                         Financial Officer







Dated: December 17, 1999