Form 10-Q/A
period 1999-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2000-02-14
CIK 1094816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                                SECOND AMENDMENT

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

     20,760,321 Common Share Equivalents as of January 24, 2000



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
================================================================================

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
A Development Stage Company

                      CONSOLIDATED STATEMENT OF OPERATIONS
                           Expressed in U.S. Dollars

                                                                                 Unaudited
                                      Three Months Ended     Nine Months Ended  Accumulated
                                          September 30,          September 30,  Development
                                      -------------------    -----------------     Stage
                                        1999       1998       1999        1998    Deficit
                                          $          $          $           $        $

--------------------------------------------------------------------------------------------

Sales                                $ 15,553   $ 53,113    $ 99,725  $ 118,990  $1,108,302

Less cost of sales                    (11,450)      (434)    (45,018)   (59,161)   (687,033)

--------------------------------------------------------------------------------------------
                                        4,103     52,679      54,707     59,829     421,269

Operating Expenses
  Sales and Marketing                 125,924     24,987   1,325,900     51,638   1,747,996
  Research and Development (note 6)   423,002     53,602   2,536,753    141,567   2,894,963
  General and Administrative          316,947    106,107   1,956,213    310,366   2,825,891
  Acquisition fee for recapitalization
  (note 1)                                                   200,000                200,000
  Interest Expense                     11,431      6,839      54,204     24,296     143,924
--------------------------------------------------------------------------------------------
Loss before extraordinary items      (873,201)  (138,856) (6,018,363)  (468,038) (7,391,505)
--------------------------------------------------------------------------------------------

Extraordinary loss on settlement
   of debt (note 3)                      -           -      (790,000)      -       (790,000)
--------------------------------------------------------------------------------------------
Net loss for the period              (873,201)  (138,856) (6,808,363)  (468,038) (8,181,505)
Currency translation gains (losses)   (30,008)       -       (30,090)      -         45,149
--------------------------------------------------------------------------------------------
Net comprehensive loss               (903,209)  (138,856) (6,838,453)  (468,038) (8,136,356)
============================================================================================
Loss per common share before
   Extraordinary loss - basic and
   diluted (note 4)                   $(0.05)     $(0.02)     $(0.38)    $(0.07)
Loss per common share - basic and
   diluted (note 4)                    (0.05)      (0.02)      (0.43)     (0.07)
============================================================================================
Weighted average number of common
   stock equivalents               17,329,054   6,600,000  15,812,447  6,600,000
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

     During its development stage, VMI has received advances in the form of notes payable from PWMC, a shareholder of VMI and Ernest Gardiner, an Acrex investor. In March 1999, these parties agreed to settle amounts owing to them by VMI as follows; the issuance of 750,000 shares of Acrex in settlement of $250,000 (Cdn$375,000) of amounts owing by VMI to PWMC. The fair value of the shares issued was determined by management to be Cdn$.50 per share. the issuance of warrants entitling Ernest Gardiner to acquire 101,000 shares of Acrex at Cdn$.50 per share, in settlement of $33,000 (Cdn$50,500) of amounts owning to Ernest Gardiner. The fair value of the warrants was determined to be equivalent to the debt settled.

[b]     Reverse acquisition of VMII

     Pursuant to share purchase agreements dated April 1, 1999 and June 24, 1999, the stakeholders of VMI, sold their interest, had transferred to them 125,000 shares of Common Stock of Equity Capital by the majority shareholder of Equity Capital, and VMII acquired 100% of the issued and outstanding common stock of VMI by issuing 8,293,000 shares of VMII common stock and the right to acquire an additional 6,600,000 shares of VMII common stock in exchange for $200,000 and all the capital stock of VMI. As a result of this transaction, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of VMI, certain shareholders of Acrex, and the investors in the Acrex private placement) effectively acquired 15,018,000 common stock equivalents of VMII which represents a controlling interest of approximately 90%. This transaction is considered an acquisition of VMII (the accounting subsidiary/legal parent) by VMI (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of VMII by VMI in these consolidated financial statements. Accordingly, this transaction represents a recapitalization of VMI, the legal subsidiary.

     These consolidated financial statements are issued under the name of VMII, but are a continuation of the financial statements of the accounting acquirer, VMI. VMI's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 24, 1999, are those of VMI. At June 24, 1999, VMII had no assets and no liabilities. For purposes of this acquisition the fair value of the net assets of VMII of $nil is ascribed to the 453,750 previously outstanding common stock of VMII deemed to be issued in the acquisition. The additional $200,000 paid for this transaction has been expensed in these financial statements.

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

     In connection with the recapitalization of VMI described in Note 1, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of VMII. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one VMII common share. A share of preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to voting rights in VMII. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

     As at September 30, 1999 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of preferred voting stock are proportionately reduced.

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

[d] Loss per share

     Loss per share was calculated in accordance with SFAS 128. The following table sets forth the computation of basic earnings per share for the periods;

                                                   Three months ended          Nine months ended
                                                      September 30,              September 30,
                                               --------------------------  -------------------------
                                                   1999        1998            1999       1998
                                                     $           $               $          $
----------------------------------------------------------------------------------------------------

Numerator
Net loss per share before
   extraordinary loss                           $(873,201)  $(138,856)     $(6,018,363) $(468,038)
Net loss per share                              $(873,201)  $(138,856)     $(6,808,363) $(468,038)

Denominator
Weighted average number of common
   stock outstanding                           10,729,054       -           9,212,447       -
Weighted average number of common
   stock issuable on exercise of
   exchangeable shares                          6,600,000   6,600,000       6,600,000   6,600,000
---------------------------------------------------------------------------------------------------
Average number of common stock
    equivalents outstanding                    17,329,054   6,600,000      15,812,447   6,600,000
---------------------------------------------------------------------------------------------------
Basic and diluted loss per share before
   extraordinary loss                              $(.05)      $(.02)          $(.38)      $(.07)
Basic and diluted loss per share                    (.05)       (.02)           (.43)       (.07)
===================================================================================================

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

     Cost of sales - Cost of sales is comprised of third party software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of revenue was $45,018 and $59,161 for the nine month periods ended September 30, 1999 and 1998 respectively.

     Operating Expenses

Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $1,325,900 and $51,638 for the nine months periods ended September 30, 1999 and September 30, 1998 respectively. The increase of $1,274,262 reflects employee stock option compensation cost of $908,750 that was determined using the intrinsic method in accordance with "APB 25" (Accounting Principles Board Opinion Number 25).

     The additional increase of $365,512 in sales and marketing expense between the two periods is a result of an increase of $201,786 in sales and marketing personnel, $95,216 in promotions, and $68,510 for participation in industry trade shows. These costs have been incurred as result of market development efforts.

     Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $2,536,753 and $141,567 respectively for the nine months ended September 30, 1999 and September 30, 1998. The increase of $2,395,186 in research and development costs from 1998 to 1999 primarily reflects an employee stock option compensation cost of $1,553,500 that was determined using the intrinsic method in accordance with "APB 25" (Accounting Principles Board Opinion Number 25).

     The additional increase of $841,686 in research and development costs between the two periods is the result of an increase of $270,712 in personnel costs, $22,562 in leased office space and utility costs, $30,430 in data and voice transmission costs and $17,982 in general research and development costs. $500,000 in research and development costs was recognized as a result of fulfilling the contingent obligation settlement with MTT in an agreement dated March 26, 1999. As a result of the acquisition of VMI, we were obligated to issue 1,428,571 shares of our common stock valued at $500,000.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,956,213 and $310,366 for the nine months ended September 30, 1999 and September 30, 1998. The increase of $ 1,645,847 primarily reflects an employee stock option compensation cost of $1,428,688 that was determined using the intrinsic method in accordance with "APB 25." (Accounting Principles Board Opinion Number 25).

     The additional increase of $217,159 in general and administrative costs between the two periods is the result of an increase of $81,364 in personnel costs, $47,605 in professional and legal costs, $46,736 in consulting fees, $16,208 in lease of office space, and $25,246 in general administrative costs. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

     Interest Expense (Income), Net - Our interest expense is primarily related to short-term debt. Interest expense (income), net was $54,204 and $24,296 for the nine month periods ended September 30, 1999 and September 30, 1998, respectively. The increase of $29,908 in interest expense (income), net between the two periods resulted from an increase in notes payable and shareholder advances.

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

     Extraordinary Loss

     In March 1999 VMI and Acrex agreed to a loan settlement transaction with Ibex Investments Ltd. ("Ibex"). Pursuant to these understandings VMII issued warrants to purchase 500,000 shares of Common Stock to Ibex in settlement of a loan made by Ibex to VMI in the principal amount of Cdn$250,000, (one warrant for every Cdn$0.50 invested, with an exercise price of $0.35). The original loan agreement did not provide for the settlement of debt with equity instruments. Consequently an extraordinary loss of $790,000 has been recorded based on the difference between the fair value of the equity instruments issued and the carrying value of the retired debt. The fair value of the warrants was estimated using the Black Scholes option pricing model (see Note 3 of the unaudited interim consolidated financial statements).

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

Liquidity and Capital Resources

     Since the shift in the focus of our business to the development of Windows NT platform based products in early 1998 our sales revenue has been less than $158,000 and only as a result of sales of prototypes or the recovery of costs on abandoned services. We do not anticipate any significant sales revenue for the remaining fiscal period ending December 31, 1999. As a result, we anticipate our cash outflows to continue to exceed our cash inflows over the next 12 months. Our liquidity over the next 12 months is contingent on our raising money through equity financings to meet our short term needs. On June 30, 1999 we had 5,394,000 warrants outstanding that would, upon exercise, provide the Company a total of $2,366,850 in equity financing. As at January 24, 2000 the Company received a total of $1,448,333 from the exercise of 3,110,000 warrants. If the remaining 2,284,000 warrants are exercised we will receive $918,517 which would be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements for the next three months. However, there can be no assurance that the remaining warrants will be exercised.

     Our budgeted capital expenditures for the fiscal year ending December 31, 1999 was approximately $404,000 of which $237,795 has been spent and we are committed to purchase $58,000 of research and development equipment (See note 5 of the unaudited interim consolidated financial statements). We are under no legal obligation to purchase the remaining budgeted capital expenditures.

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




                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By: /s/James J. Hutton
                                         ------------------
                                         James J. Hutton,
                                         Chief Executive Officer


                                     By: /s/William Krebs
                                         --------------------
                                         William Krebs,
                                         Treasurer and Principal
                                         Financial Officer







Dated: February 11, 2000