Form 10KSB
period 1999-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2000-03-30
CIK 1094816

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------


                                  FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999.

                                                  OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:    ________________________________


                        VOICE MOBILITY INTERNATIONAL, INC.
-------------------------------------------------------------------------------
           (Exact name of the Registrant as specified in its charter)

          NEVADA                                        33-0777819
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

              13777 Commerce Parkway, Richmond, B.C. Canada V6V 2X3
                    (Address of Principal Executive Offices)

                                 (604) 482-1245)
                           (Issuer's Telephone Number)

Securities registered or to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: None

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the EXCHANGE ACT during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes       X                                            No
    --------------                                        --------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State issuer's revenues for its most recent fiscal year.  $55,997.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         As of March 17, 2000 the aggregate market value of the Company's voting and non-voting common equity held by non-affiliates was $143,382,632 based on the average bid and ask for such common equity. The calculation does not account for unexercised warrants and unexercised stock options held by non affiliates and affiliates of the Company.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                                                  No      X
    -------------                                       -----------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         At March 17, 2000 we had outstanding 23,060,321 common share equivalents, consisting of 16,460,321 shares of Common Stock and 6,600,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable

Shares, represented by one Series A Preferred Stock. Of the 23,060,321 outstanding common shares equivalents, 3,250,901 are pending issuance subject to the placement of a treasury order by the Company.

         Transitional Small Business Disclosure Format (check one):

Yes                                                  No      X
    -------------                                       -----------


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this Form 10-KSB:

Registrant's Registration Statement on Form 10-SB and all Exhibits thereto as filed with the commission on September 17, 1999 and all amendments thereto are incorporated by reference into Part III of this Annual Report.

Registrant's Report on Form 8-K as filed on March 16, 2000 and all amendments thereto is incorporated into Part II of this Annual Report.

Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 9, 2000 is incorporated into Part III of this Annual Report.

                               GENERAL INFORMATION

ENFORCEMENT OF LEGAL REMEDIES

         Certain officers and directors of Voice Mobility International, Inc. (the "Company") and other persons involved with the Company as professional advisors are resident in Canada. As a result, it may be difficult to effect service within the United States upon such persons or to realize on any judgment by any court of the United States which is predicated on civil liabilities under the Securities Act of 1933, as amended (the "1933 Act"), or the Securities Exchange Act of 1934, as amended (the "1934 Act"). There is doubt as to the enforceability in Canada, either in original actions or through enforcement of United States judgments, of liabilities predicated solely upon violations of the 1933 Act or the 1934 Act, or the rules and regulations promulgated thereunder.

FORWARD-LOOKING STATEMENTS

         This Annual Report contains forward-looking statements based on the Company's current expectations about itself and its industry. These forward-looking statements can be identified with text containing words such as "expects", "anticipates", "estimates" and other similar expressions. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of risk factors discussed in this Annual Report. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

         We are a Nevada corporation, incorporated on October 2, 1997, as Equity Capital Group, Inc. ("Equity Capital") and, through the transactions described below, we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. ("VMI", or "the predecessor company") in 1993. On June 24, 1999, we changed our name to Voice Mobility International, Inc. ("VMII"). Unless otherwise indicated, all references to the "Company" or "Voice Mobility" means VMII and its predecessor company, VMI.

         Currently, we are focused on the commercial introduction and sale of our "e-go" 4.0 suite of products which we launched in July 1999. From 1993 until early 1998, our predecessor developed and marketed voice mailbox servers and other messaging products using the IBM OS2 platform and generated aggregate revenues of approximately $930,000. In 1997, IBM elected no longer to support the OS2 platform and the industry transitioned from OS2 platforms to Windows NT platform based products. Thus, in early 1998, the focus of our predecessor's business by necessity shifted to research and development efforts needed to develop a Windows NT platform based product line and, as a result, since that time, there were no significant revenues. Given this shift in our business focus, we consider ourselves a development stage company even though we and our predecessor company have had revenues from operations from 1993.

         The first e-go 4.0 product was delivered in fall 1999. Revenues to date from the sale of e-go software have been incidental in nature. Management currently anticipates that commercial sales and distribution of the e-go 4.0 product line will commence during the second quarter of 2000. However, as of March 2000, we have recorded no significant revenues from the e-go 4.0 or any other current product offerings, and since our founding, we have recorded significant losses. At December 31, 1999, we had an accumulated deficit of $8,221,746 and a shareholders deficiency of $601,605.

         Voice Mobility Inc. owns the trademark for "e-go" in Canada. All other trademarks, tradenames and service marks are owned by other entities and are intellectual property of their respective owners.

OUR PRODUCT

         We are engaged in the area of the telecommunications market known as "unified messaging." We will concentrate the marketing of our unified messaging Windows NT based platform, trademarked "e-go(tm)" to "Tier II" service providers that, in our management's opinion, are the most aggressive of the local access providers. Tier II service providers include Internet service providers ("ISPs"), competitive local exchange carriers (referred to as "CLECs"), cable operators and smaller incumbent local exchange carriers.

         Our software is distributed to customers on CD-ROMs; and upgrades are available online. The CD-ROM also includes full user support manuals and administration support documentation. A carrier customer is supplied with a hardware requirement specification that details all of the hardware components that are required to run the e-go software. To date, we have authorized two hardware manufacturers for the e-go system - IBM and Dell.

         A carrier customer will procure the hardware and an installation team will travel to the customer location and install and test all software on the system. The system will then be turned over to the customer to deploy. We can be engaged to assist in the ongoing provisioning and monitoring of the systems but typically a carrier will conduct this task internally. The physical system will often be placed in the central office or switching environment and there will be little requirement to conduct physical maintenance on the server. We will supply online technical support which can be purchased by the carrier.

         The e-go product family is a state-of-the-art resilient message management platform which has been produced to meet the evolving requirements of telephone carriers and their customers. e-go facilitates the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. Our voice and paging messaging products are based on our management's perception that, presently, many different types of end users and consumers must visit many communication locations in order to retrieve information or messages destined for them. We believe that many of these end users would subscribe to a service which simplifies the information retrieval process. To meet this perceived need, we have developed the "Enhanced Services Platform" as virtual post offices, each containing "cyber" mailboxes for thousands of people. Each user "subscribes" to a seven-digit virtual mailbox that can receive, forward and contextualize stored information. e-go gives users easy access to information and the ability to retrieve it through a variety of means.

         For mobile workers, constant access to voice-mail and faxes over a network has profound ramifications. Wireless providers offering unified messaging as a value-added service could gain a huge benefit in the increase in per-minute usage for airtime generated by the placing and receiving of phone calls and for Internet access to downloaded e-mail, voice-mail and fax correspondence. Unified messaging ensures that messages are never lost as it creates a web-based reservoir of all incoming messages. Inbound cellular phone calls often do not reach their recipients because the recipient's phone is off, the recipient is out of range of the carrier's antennae, the volume of traffic is too high or for other reasons. Increased messaging reliability is essential for business users who generate or receive messages. Because service providers generate chargeable airtime and create brand loyalty only when calls are completed, improved reliability enhances the provider's income stream and competitive position.

         Subscribers can call a single telephone number that is associated with all other personal contact numbers. The system will cycle through personal numbers ultimately finding the subscriber. The call is then connected in real time to the subscriber. All messages are gathered in the single box to be reviewed, stored, forwarded, or acted upon from any access device: the Internet, a cellular phone, a fixed line phone, etc. Fax and e-mail messages can also be directed to a secondary fax machine or a temporary fax machine such as one in a client's office or in a hotel. A number of companies are developing hand-held devices which can access e-mail. e-go is a suitable medium for such devices.

         An e-go user can connect securely to a web site and, at a glance, view the following:

-        number of voice mail messages

-        telephone numbers of those persons who have left voice mail messages

-        time at which each message was left

-        number of fax messages

-        number of pages of each fax

-        number of e-mail messages sent to any of the user's e-mail addresses

-        origin of each e-mail message

-        subject of each e-mail message.

         We have designed e-go to function on industry standard hardware such as Intel processor-based servers. In addition, e-go uses peripheral hardware, such as communication boards, based upon open system architectures, which support basic standards. Thus, we have assured compatibility with legacy equipment (equipment that is already in widespread use in the market) and adjunct hardware that may be designed to work in conjunction with the e-go system. This concept is also referred to as "backward compatibility." The pragmatic reason to provide this legacy integration is that it allows for a sale into a customer that does not wish to decommission older equipment.

         Each of the independent software modules is described below:

         e-go contact:

         e-go contact is our full service unified communications solution, combining all the features of e-go message, described below, with the convenience of one phone number service. With e-go contact, subscribers can merge all their wired and wireless communications, cellular telephone, pager, fax, home and office numbers, into a single phone number. e-go contact subscribers receive a single e-contact phone number for voice, faxing and paging. Those upgrading from e-go fax or e-go message service use their e-go fax number as their e-go contact number. Callers dial one number; and the system "hunts" for them at the subscriber's various telephone numbers. Subscribers retain complete control as they preset the calling sequence of the various contact numbers and notification via pager.

         e-go message:

         e-go message provides a single "unified e-mailbox" which enables a subscriber to check for voice messages, faxes and e-mail. Through the use of e-go message, subscribers no longer need to access faxes at the fax machine, or listen on the phone to consecutive voice messages. A mouse-click starts, stops or deletes a voice message, pops up a fax or displays an e-mail. The mailbox stores a complete record of all messages; and these messages can be retained or forwarded just as any other e-mail. Traveling subscribers can use their e-mail program or their e-go Web page to send and receive messages anywhere in the world, with complete confidentiality and without incurring long distance charges. e-go message subscribers keep their phone numbers but forward their messages to their unified mailbox. They receive an e-go fax number which they also use to call e-go and retrieve their voice messages, faxes, and e-mail.

         e-go fax:

         e-go fax is a private, secure fax-to-e-mail service. The e-go fax converts faxes to e-mail attachments that subscribers can view on-screen, print, save, or forward. Confidential faxes remain confidential, instead of sitting in a common "in-box" for anyone to see. The subscriber has no need for fax machines or dedicated fax lines, as faxes are as easy to manage as regular e-mail. e-go fax subscribers receive an e-go fax number. Faxes sent to the e-go fax number are converted into e-mail attachments that can be viewed, saved, printed, forwarded, or sent to a local fax machine for printing. Finally, subscribers can receive fax notification via pager.

Features of e-go

- Greeting. Subscribers can change their customized greetings at any time by numbers, entering personal identification numbers and following instructions.

- Fax. Users receive a dedicated electronic phone number. Faxes can be forwarded to a fax machine for printing or converted to graphic files and attached to e-mail, accessible either through subscribers' e-mail or e-go Web page.

- Voice. Voice messages can be heard by telephone in the usual way. In addition, voice messages are converted to sound files and attached to e-mail, accessible through subscribers' e-mail or e-go Web page.

- Internet/Web. Web access to all e-messages eliminates long-distance charges. Web pages can be customized by the subscriber or ISP for branding, advertising, promotions and revenue generation. Web-based "inbox" displays a summary of waiting messages. Subscribers can forward or delete all e-messages or save to electronic folders in their computer's hard drive.

- Pager Notification. As the e-go software can also communicate using standard paging protocols and external paging and messaging gateways. A subscriber with a pager equipped with alphanumeric capability can be advised upon the arrival of an e-mail, fax or a voice mail. In addition, users can be informed not only of the number of the faxing or calling party, but also the subject line of any incoming e-mail. Further enhancements to this software, which are under development, will allow for the header of a fax to be sent to the pager as well as the name of the calling party from a voice mail.

MANAGEMENT'S MARKET ANALYSIS

         Ovum, a telecommunications market research firm, predicts that worldwide telecommunications service revenues should grow to well over $1.1 trillion by the end of the year 2000. Our management believes that voice processing services such as those provided by our products should become an increasingly important element of this revenue growth. Voice processing is already widely available in North American fixed-line services and is being deployed worldwide in most mobile networks. In addition, fixed-line networks in Europe and emerging markets are starting to deploy these services.

         According to the Ovum, December 1998, briefing paper entitled "Unified Messaging Services: Market Strategies" by Mary Ann O'Loughlin and Roger Walton, direct revenues from unified messaging services in 1998 were approximately $3 million, with indirect revenues from additional service usage accounting for another $7 million. By 2002, Ovum predicts that revenues will grow to $1.9 billion (including an equivalent value attributed to unified messaging services in bundled offerings) and $3.5 billion in indirect revenues. By 2006, direct revenues and indirect revenues will be more than $10 billion and $14 billion, respectively, worldwide, with the total revenue contribution from unified messaging services exceeding $24 billion. At the end of 1998 there were fewer than 20,000 active mailboxes on unified messaging services worldwide. By the end of 2002, Ovum predicts that that number of unified messaging mailboxes will grow to 12 million; by the end of 2006 there will be nearly 152 million unified messaging mailboxes.

Overall, the messaging market has been growing rapidly:

- Voice messaging markets currently are growing at approximately 18% to 21% per year, in contrast to the growth of the personal computer market which is estimated at approximately 4% per year.

- The fax machine market is maintaining a growth rate of approximately 14% per year.

- The number of e-mail users has been estimated to reach 200 million by 2000.

         As global commerce and communications continue to evolve, the Internet is beginning to be viewed more as a utility than a toy. This growing credibility has placed upon the Internet builders and ISPs the responsibility to ensure the Internet can be utilized with the same ease as the global telephone network. E-mail has become a pillar tool in the Internet with burgeoning uses in e-commerce, research, and corporate and public communications. As e-mail props up the growth of the Internet, our management believes that those connected will require e-mail to provide a single communications interface carrying the electronic equivalent of a postcard as well as faxes and voice mail. Thus, we believe that Internet users will demand a single or "universal" inbox to introduce simplicity to messages and to redirect calls from office to home or from home to mobile. This functionality would be a significant step forward in easing complexity and improving the power of the Internet.

         We intend to continue to differentiate ourselves from other integrated communication software developers and vendors on the basis of speed of innovation and development as well as price/performance and ease of use. Unified messaging, because it is among the first introductions of the "One Number" concept is, we believe, an excellent place to start in the development of new carrier software tools and applications. Our current research and development initiatives are centered on the belief that there will exist a broad mix of carriers and ISPs involved in communications service in the next few years.

MARKETING STRATEGY

         We are focusing our sales and development effort on building and selling products to the Tier II telephone carriers and ISPs experiencing the greatest level of growth. Our marketing strategy is focused on completely understanding the needs of the mid-size companies in the following market segments:

-        internet service providers

-        competitive local exchange providers

-        network service providers

-        application service providers

-        content providers (local, regional and national portals)

-        cable companies

-        wireless providers

         DATA CLECS

         Data CLECs, known as "DCLECs," base their business on the efficient delivery of data services. Some DCLECs are regional, others are wider in coverage, but most are focused on building high-speed data capacity and on selling bandwidth to wholesale and/or retail customers. Many DCLECs have developed divisions that sell Internet access, retail and wholesale, through large modem pools. These modem pools are distributed as portals around their network, serving multiple area codes or regions. For DCLECs, there is a rich opportunity in offering Internet based technology. Their primary corporate customers are already purchasing high-speed data connections from them, and have already demonstrated a need for a communications infrastructure. Thus, DCLECs are in a unique position to offer combined services.

         New exciting technologies, known as digital subscriber loops or more commonly as "DSLs," are designed to transmit more information and very high speed connections through the copper wire that connects most of the households in North America. DSL is growing quite rapidly in the CLEC market. These technologies have created an opportunity to offer voice and fax communications over the same lines to the advantage of the entire unified messaging market. A DSL user would likely be quite motivated by the opportunity to combine all of his required services onto one medium.

         VOICE CLEC

         Voice CLECs have generated business by providing competitive choices to business and residential users for the provisioning of local telephone lines. In some cases, several voice CLECs have augmented low margin local business by entering the long-distance business. Unified messaging offers the voice-based CLEC the opportunity to offer alternatives to the local phone company, both for provisioning the simple phone line and for enhanced service offerings.

         In order to stave off competitive threats, many of the voice centered CLECs are offering basic Internet services to their customers. Unified messaging offers another opportunity to meet competition. The process of connecting one type of network to another is known as convergence. Typically, convergence is used to describe the connection of the Internet to the voice network and ability of both to carry information traditionally carried by the other. Convergent technology connects to both the telephone network and the newer Internet network to allow cost effective service offerings. This "bridging" technology joins characteristics from one medium into the other.

         Voice CLECs, principally based in the world of telephony, can add substantial value to their clients by facilitating voice access to data, such as voice mail that has originated on the Internet.

         WIRELESS PROVIDERS

         As competition continues to increase in the wireless market, wireless providers are seeking innovative ways to increase profitability. Subscriber turnover is one of the major factors in profitability. Subscribers often "churn" so quickly that customer acquisition costs have not been recovered. In some cases, it can take more than eighteen months for costs of acquiring a subscriber's business to be recouped, and up to three years before a subscriber's revenue provides an adequate return. Investing in customer loyalty and network innovation are the most common defenses against churning. Although each circumstance is unique, improving customer loyalty by as little as 5% has been shown to improve overall profitability by almost 100%. In addition, all subscribers are not equally profitable. As in many service businesses, a small percentage of users accounts for the majority of revenues.

         INTERNET SERVICE PROVIDERS

         This market segment has recently been undergoing both consolidation and re-engineering. With the increased competition for dial-up access, major providers in this market are looking for alternative ways to increase business and to retain the current customer base.

         With increasing consumer options for Internet access, many ISPs have begun to focus on vertical marketing with specialization in certain marketplaces. Other ISPs have begun to move in the direction of transmission of voice services by partnering with a CLEC or, in many cases, applying for CLEC status themselves.

INTERNATIONAL MARKETS

         We believe international markets should offer us particularly strong opportunities. Advanced international markets are being fueled by rapid deregulation, the rise of the Internet and competition. Emerging markets are being fueled by the very basic need for high performance low cost telecommunications infrastructure. In these developing markets, ongoing problems exist in delivering high capacity phone or data services to the population. The problem is only now beginning to be addressed.

         We perceive a specific opportunity in jurisdictions where local telephone access is measured and billed at a per-minute usage rate. ISPs within these jurisdictions have begun to move toward providing free Internet service to their subscribers preferring to gain revenue by taking a percentage of the telephone usage charges. Thus, an ISP which is able to decrease the number of calls a subscriber must make to access all of the incoming messages (i.e. voice-mail and fax mail delivered by e-mail) will likely win a greater local market share.

         In the interim, we believe we have a particular opportunity as our e-go system can be used in conjunction with a wireless data service to deliver voice mail and fax services to users beyond the reach of common carrier voice services. While a particular user may not have a phone connection, he may have a wireless Internet connection. e-go can be used to provide a working phone number with voice mail and fax services to this user despite the fact that the telephone carrier cannot.

COMPETITION

         Segmentation of the unified messaging market has begun to take place. The market has become divided into two main camps: service provider platforms and enterprise platforms.

         SERVICE PROVIDER PLATFORMS: A service provider platform is built to meet the high capacity and high resiliency needs of the carrier environment. Typically, carrier grade systems will have fault tolerant fail-over capability and be able easily to handle many thousands of subscribers. In addition, a fully featured billing engine is often designed directly into a carrier grade product.

         ENTERPRISE PLATFORMS: An enterprise platform is built to be affixed to a PBX system already in place and it typically functions not with carrier grade facilities but facilities more commonly found connecting to office systems. Capacity is typically under 500 users.

         Vendors developing solutions for enterprise platforms are not considered by management to be direct competitors. Only those participating in developing products for ISPs are considered by management to be direct competition. In addition, the marketplace contains many companies which are themselves providers of service rather than developers of software solutions that are sold to providers.

         Most of our competitors which offer integrated messaging solutions sell their products at significantly higher prices and, thus, appear to target larger communications companies than those we have selected. Such competitors include Centigram Communications, Amteva Technologies, Inc., Call Sciences, Inc., Pulsepoint Communications, Inc. and Wildfire Communications, Inc. Centigram markets only to major telephone companies. A subsidiary of Cisco Systems, Inc., Amteva's services include Internet fax mail, single number reach, voice messaging and electronic messaging. Amteva has established a testing and implementation center that its customers can use as a staging ground while developing in-house systems. We do not have such an implementation center. Pulsepoint was acquired recently by Unisys Corp. It is difficult to speculate how Unisys will orient Pulsepoint. Wildfire's marketing strategy has been to introduce the unified messaging services in easy-to-consume bites under the theory that once a subscriber is hooked on entry level features, he or she can upgrade to more advanced features. We offer a package of features and believe that our target market is dissimilar from that of Wildfire. Wildfire, as an example, has elected to focus development and marketing efforts on a speech enabled interface. However, it has not developed some of the features that we, after extensive testing using focus groups, believe are needed by users.

         Unique competitors that straddle the marketplace, in that they both develop software and sell solutions to retail customers, also exist. Jfax.com, Inc. is an example of a company which offers a fax and unified messaging service to consumers while, at the same time, attempting to develop products to be sold to ISPs and telecommunications companies. In our management's opinion, many of the potential customers of Jfax and other such companies will view them as competitors on the retail level.

         Our management views Call Sciences as the competitor with the closest strategic direction and product offerings directed at the Tier II providers. We intend to compete with Call Sciences through our unique commercial licensing program and through our international channel strategy.

         In addition, through a key relationship with Maritime Tel & Tel ("MTT"), we have the ability to offer carrier to carrier consulting and training not only in the launching of a unified messaging offering but also in its marketing.

         The international strategy that we have developed includes using high-level system integrators to provide full service consulting and engineering services to emerging carriers. This strategy is based partly upon securing knowledge and reliable IT consulting firms in the country or region of development and partly upon building products that have an easy and intuitive interface. This interface has been designed to easily be translated into another language without excessive development burden. The strategy is built upon a complex software architecture which can be readily adapted to foreign languages which, by extension, creates market advantage by easing the way for us to enter foreign markets. This advantage, while unique, is replicable by a motivated competitor.

PRICING STRATEGY

         Our ongoing objective is to establish alliances with our component vendors and, during the development and marketing of the initial e-go systems, we invested significant effort to ensure that our vendors understood our long-term goals. As a result, we created an environment in which excellent price points for our system have been set. We have been able to achieve very high levels of functionality and performance from our Microsoft NT-based servers, giving us a wide price advantage compared to the competing systems which are Unix based.

         In the licensing model the customer is typically required to commit to a two or three year term and to per month mailbox minimums. Depending upon the minimum commitment the cost per month, per mailbox is generally between $0.50 and $7.00. We will only offer this licensing model to qualifying customers as it is based solely on growth and includes all maintenance and upgrades.

         The notion driving this pricing model enables us to remove significant barriers to entry for service providers of any size. Many opportunities exist for ISPs to re-label a wholesale product and generate revenue accordingly but, given the entrepreneurial characteristics of most service providers, they would all prefer to provide the offering themselves as a single element in a overall integrated market strategy.

         Typical commercial licensing contracts are anticipated to be signed for a two or three year term and include volume price breaks. All software and support is included in the cost per user license. In all cases, the provider is expected to purchase the relevant hardware to launch the offering. We have not yet entered into a commercial licensing contract.

         The support provided in our typical commercial licensing contracts is defined as "Tier 3" support. Tier 3 support provides our customers with the highest level of support related to hardware and software interruptions and troubleshooting. Tier 3 support does not require that we provide direct support to the actual end-user of our product. Our customers are responsible for Tier 1 and Tier 2 support. Tier 1 support can be defined as the first level of support between the end-user and the service provider typically through a help desk the public can phone. Tier 2 support can be defined as the second level of support that our customers provide to their internal customer support team or help desk.

         As the market forces dictate, we will continually refine and customize our pricing strategy to meet the needs of the market.

SIGNIFICANT CUSTOMERS

         During the first quarter of 1998, MTT, based in Halifax, Nova
Scotia, one of Canada's largest telephone companies, contracted with Voice Mobility to deploy a technical and marketing trial of products developed by Voice Mobility in Nova Scotia. MTT conducted extensive testing for technical performance and also for customer preferences and requirements. MTT's feedback enabled VMI to refine its products to improve function and usability.

         Voice Mobility and MTT had jointly agreed to conduct product trials in Nova Scotia with a view to developing enhancements to it suitable for launching the service in Nova Scotia and exporting it to other service providers in the telecommunications industry.

         All copyright, patent, and trade secret rights in any software modifications, enhancements, and improvements and new developments made to VoicePlus, predecessor name to e-go, in the course of the product trials are owned by Voice Mobility.

         MTT is both a key early stage customer and a critical partner in the obtaining of business, as well as a shareholder of the Company. See Item 12 -"Certain Relationships and Related Transactions". It contributed monetary support and intellectual and technical network expertise to the value of VoicePlus. This value add was documented by MTT for the duration of the product trial and was recognized by Voice Mobility as an investment in the success of both the launch of the product in Nova Scotia and export opportunities. During the technical trial, VMI was obligated to provide the hardware, software, and technical testing. MTT was obligated to provide network human resources, network architecture planning, network connectivity, as well as the testing location.

         During the trials, VMI was obligated to provide a user manual, on-site/off-site server support, software that complied with the specifications list as per the technical trial results and training of MTT Network personnel for administration and provisioning of the server. MTT was obligated to provide a manual revision, customer support, research as outlined in a research plan, service definition, business case, and a campaign brief. The Company has received from MTT $97,011 in connection with sales arrangements from the first sale in September 1997 to December 31, 1999.

         One of our first opportunities to work with MTT was in the preparation of a joint proposal to Cable and Wireless Bartel located in Barbados. Bartel agreed to purchase and deploy e-go in its business and consumer markets, subject to a technical and market trial of our products. We provided, with MTT, training, implementation, planning and marketing training and support.

         Cable and Wireless Bartel serves a market size of approximately 1,000,000 people. The recent involvement of MTT in a Pan-Atlantic consolidation of incumbent telephone companies has created a new company, Aliant, Inc. The size of the market served by Aliant is 5,000,000 people and present annual revenues are in excess of Cdn$1,700,000,000. MTT garnered Cdn$716,000,000 in revenues in its last fiscal year.

LICENSES, PATENTS AND TRADEMARKS

         We use component software from the following vendors:

         Microsoft Corporation
         Allaire Corporation
         SendMail Inc.

         Microsoft Corporation provides the NT Operating System and the framework for the relational database (SQL Server). This represents approximately 25% of the code base. A further 2% is represented by SendMail, a small Internet mail utility used to route and manage email in the product. We also uses the product "Cold Fusion" developed by Allaire Corporation. This is a web-based utility to build web pages that can extract data directly from a database. This represents approximately 5% of the code base.

         Where applicable, the Company has joined the developer programs of each of the companies named above and will seek any opportunity to leverage partner programs or develop relationships where possible. While we have written all of our software to utilize component software from these developers, we have had extensive experience with competitive offerings. Although the loss of one of these key software vendors would result in some delay, our management does not consider that a prolonged delay would be likely.

         We have applied for trademark registrations in Canada for the e-go tradename in conjunction with a stylized e-go mark inside a green circle. As of June 1999, the Company has a trademark pending of both the name and the visual of e-go in Canada. Further trademark applications are pending for the United States and Europe.

EMPLOYEES

         As of March 17, 2000, we employed 40 people, 7 of whom are engaged in marketing and sales, 23 in research and development, and 10 in management and administration. Our employees are not represented by a collective bargaining unit. We consider relations with our employees to be good.

REPORTS TO SECURITY HOLDERS

         We are required to deliver an annual report to security holders. We file such annual reports and other information with the Securities and Exchange Commission (the "Commission"). The public may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. As an electronic filer, the Commission maintains an Internet site that contains our reports, proxy and information statements, and other information regarding our company which we file electronically with the Commission.

ITEM 2.  PROPERTIES.

         Our United States office is located in shared office premises at Suite 200, 5031 South Ulster Parkway, Denver Colorado 80237 under a month to month arrangement with the lessor of the premises who is not affiliated with us. We pay no rent under an oral understanding.

         In December 1999, we relocated the offices of our operating subsidiary, VMI, and entered into a lease of approximately 4,900 square feet at 13777 Commerce Parkway, Richmond, B.C. at a basic rate of $75,950 per year plus expenses. Payments commence April 1, 2000 and the lease expires December 31, 2002.

         Our former offices are approximately 2,000 square feet at 701-543 Granville Street, Vancouver, British Columbia V6C 1X8. The lease, with a non-affiliated party, expires March 30, 2002. Rent is $53,276 per year. Efforts are being made to sublet the Granville Street property. The Company is responsible for the rent on the Granville Street property until such time that the property is sublet.

         VMI leases an engineering facility at 20 - 3318 Oak Street, Victoria, BC, V8X 1R1, of 5,387 square feet, under a lease with an unaffiliated party that expires on May 31, 2004, at $85,138 per year.

         We believe that existing facilities are adequate for our needs through at least the end of 2000. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is currently traded on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "VMII." Previously, our Common Stock was traded under the symbol "EQCG." The following table sets forth the high and low sales price of our Common Stock on its principal market for fiscal years 1998 and 1999:

         From November 17, 1999 to February 21, 2000 our Common Stock was traded on the National Quotation Bureau's "Pink Sheets" and on February 22, 2000 resumed trading on the OTC Bulletin Board.

PERIOD:                  SYMBOL       HIGH BID (U.S. $)       LOW BID (U.S. $)
-------                  ------       -----------------       ----------------
1998

   Fourth Quarter         EQCG             0.0000                 0.0000

1999
   First Quarter          EQCG             3.0000                 0.0000
   Second Quarter         EQCG             3.0000                 0.4000

   Second Quarter         VMII             2.1250                 1.9500
   Third Quarter          VMII             3.2500                 2.0000
   Fourth Quarter         VMII             2.5000                 2.1250

         These quotations were taken from the OTC Bulletin Board Historical Research Service. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

The number of shareholders of record as at December 31, 1999 was 108.

         At March 17, 2000 we had outstanding 23,060,321 common share equivalents, consisting of 16,460,321 shares of Common Stock and 6,600,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable Shares, represented by one Series A Preferred Stock. Of the 23,060,321 outstanding common shares equivalents, 3,250,901 are pending issuance subject to the placement of an order by the Company to the transfer agent.

         We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends. The current policy of the Company is to retain earnings, if any, for use in operations and in the development of its business. The future dividend policy of the Company will be determined from time to time by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

         The following sets forth certain information concerning our currently outstanding securities which were sold or issued by us during the last fiscal year without the registration of the securities under the Securities Act in reliance on exemptions from such registration requirements.

         On April 1, 1999, we undertook a 4:1 reverse stock split of our common stock. All figures set forth below give effect to the reverse split.

         On April 1, 1999, we issued an aggregate of 8,293,000 shares of our Common Stock and had transferred 125,000 shares of our Common Stock by Equity Capital's majority shareholder to 72 investors, for $200,000. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the securities Act and under Rule 504 of Regulation D thereunder.

         From June 1998 to March 31, 1999, Acrex completed four private placements of units. In the June 1999 implementation of the RTO Concept, the Company issued warrants to acquire 4,793,000 shares of Common Stock. If all of the warrants are exercised, the Company will receive an additional $2,156,500. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder. As at March 17, 2000 the Company received a total of $1,513,333 from the exercise of 3,160,000 warrants. The 3,160,000 Common Stock related to the exercise of the warrants are pending issuance subject to the placement of a treasury order by the Company.

         Effective June 24, 1999, we entered into agreements with the stockholder of VMI, a Canadian corporation, under which the stockholders exchanged all of the capital stock of VMI for 6,600,000 "Exchange Shares" of our wholly-owned subsidiary, VM Canada. The former shareholders of VMII have the right to exchange the capital stock they own of VM Canada into 6,600,000 of our shares of Common Stock.

         In connection with the implementation of the RTO Concept, the Company issued one share of its Series A Preferred Stock to accommodate the Company' obligation related to the 6,600,000 Exchangeable Shares of VM Canada which were issued to five former shareholders of Voice Mobility Inc. The Company has reserved 6,600,000 of its Common Stock for issuance on the earlier of delivery of the Exchangeable Shares by the holders or July 1, 2009. The Series A Preferred Stock was issued in reliance on Section 4(2) of the Securities Act. The Common

Stock issuable upon exercise of the Exchangeable Shares, when issued, will be restricted securities issued in reliance on Section 4(2) of the Securities Act or, if applicable, in reliance on Section 3(a)(9) of the Securities Act.

         Effective March 1999, VMII issued 750,000 shares of Common Stock to Pacific Western Mortgage Corporation ("PWMC"), a company owned by William E. Krebs, an officer an director of the Company, in settlement of a loan made by PWMC to VMI in the principal amount of Cdn$375,000, including accrued interest. To the extent U.S. securities laws were applicable the shares were issued in reliance on Section 4(2) of the Securities Act.

         Effective March 1999, VMII issued warrants to purchase 101,000 shares of Common Stock to Ernest Weir Gardiner, in settlement of a loan made by Ernest Weir Gardiner to VMI in the principal amount of Cdn$50,500, including accrued interest. The warrants are exercisable through December 2000 at an exercise price of $0.35. To the extent U.S. securities laws were applicable the shares were issued in reliance on Section 4(2) of the Securities Act.

         Effective March 1999, VMII issued warrants to purchase 500,000 shares of Common Stock to Ibex Investments Ltd. ("Ibex"), in settlement of a loan made by Ibex to VMI in the principal amount of $250,000. The warrants are exercisable through December 2000 at an exercise price of $0.35. To the extent U.S. securities laws were applicable the shares were issued in reliance on Section 4(2) of the Securities Act.

         In September 1999, the Company issued 1,428,571 shares to MTT in settlement of a Cdn$500,000 obligation owed to MTT. The shares were issued in reliance on Section 4(2) of the Securities Act.

         During 1999, the Company has issued options to acquire an aggregate of 3,252,750 shares of Common Stock to 37 persons at exercise prices ranging between $0.75 to $2.37. The options were issued in reliance on Section 4(2) of the Securities Act and Rule 701 thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Pursuant to share purchase agreements dated April 1, 1999 and June 24, 1999, the stakeholders in Voice Mobility and Acrex Ventures Ltd. ("Acrex") (consisting of the original shareholders of VMI, certain shareholders of Acrex, and the investors in the Acrex private placement), sold their interests, had transferred to them 125,000 shares of Common Stock of Equity Capital Group, Inc. ("Equity Capital") by the majority shareholder of Equity Capital, and VMII acquired 100% of the issued and outstanding common stock of

VMI by issuing 8,293,000 shares of VMII Common Stock and the right to acquire a additional 6,600,000 shares of VMII Common Stock in exchange for $200,000 and all the capital stock of VMI. As a result of this transaction, at June 24, 1999, the stakeholders in Voice Mobility and Acrex effectively acquired 15,018,000 common stock equivalents of VMII which represents a controlling interest of approximately 90%. This transaction is considered an acquisition of VMII (the accounting subsidiary/legal parent) by VMI (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of VMII by VMI in the consolidated financial statements. Accordingly, this transaction represents a recapitalization of VMI, the legal subsidiary.

         The audited consolidated financial statements are issued under the name of VMII, but are a continuation of the financial statements of the accounting acquirer, VMI. VMI's assets and liabilities are included in the audited consolidated financial statements at their historical carrying amounts. Operating results to June 24, 1999, are those of VMI. At June 24, 1999, VMII had no assets and no liabilities. For purposes of this acquisition the fair value of the net assets of VMII of $0 is ascribed to the 453,750 previously outstanding common stock of VMII deemed to be issued in the acquisition. The additional $200,000 paid for this transaction has been expensed in these financial statements.

         The following discussion should be read in conjunction with the audited consolidated financial statements for the fiscal years ended December 31, 1999 and December 31, 1998.

SALES

         Sales - All sales over both periods are non-recurring sales of prototype equipment and/or software that was in the beta stage of development. On October 2, 1999 we completed the first delivery of our e-go
4.0 system. Our customer had pre-paid for the system delivery in September 1999. The transaction was recognized as deferred revenue.

COST OF SALES

         Cost of Sales - Cost of sales is comprised of third party software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of revenue was $51,843 and $75,439 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively.

OPERATING EXPENSES

         Sales and Marketing - Our sales and marketing costs consist primarily of personnel costs, stock compensation, advertising, promotions, public relations, trade shows and business development. Total costs were $1,190,754 and $189,691 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. The increase of $1,001,063 reflects employee stock option compensation cost of $597,891 that was determined using the intrinsic method in accordance with "APB 25" (Accounting Principles Board Opinion Number 25).

         The additional increase of $403,172 in sales and marketing expense between the two years is a result of an increase of $167,325 in sales and marketing personnel costs, $64,366 in promotions, $117,514 for travel and participation in industry trade shows, and $53,967 in general sales and marketing costs. These sales and marketing expenditures have been incurred as result of market development efforts.

         Research and Development - Our research and development costs consist primarily of personnel costs, stock compensation, data and voice transmission, and related facility costs. Research and development costs were $2,250,153 and $283,918, respectively, for the fiscal years ended December 31, 1999 and December 31, 1998. The increase of $1,966,235 in research and development costs from 1998 to 1999 primarily reflects an employee stock option compensation cost of $1,023,429 that was determined using the intrinsic method in accordance with APB 25.

         The additional increase of $942,806 in research and development costs between the two years is the result of an increase of $344,928 in personnel costs, $34,988 in leased office space and utility costs, $29,512 in data and voice transmission costs and $33,378 in general research and development costs. $500,000 in research and development costs was recognized as a result of fulfilling the contingent obligation settlement with MTT in an agreement dated March 26, 1999. As a result of the acquisition of VMI, we were obligated to issue 1,428,571 shares of our common stock valued at $500,000.

         General and Administrative - Our general and administrative costs consist primarily of personnel costs, stock compensation, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $2,351,643 and $460,911 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. The increase of $1,890,732 primarily reflects an employee stock option compensation cost of $1,289,260 that was determined using the intrinsic method in accordance with APB 25.

         The additional increase of $601,742 in general and administrative costs between the two years is the result of an increase of $110,560 in personnel costs, $247,873 in professional and legal costs, $52,208 in consulting fees, $11,167 in lease of office space, $60,000 in accruals for interest and penalties, and $119,664 in general administrative costs. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

         Interest Expense (Income), Net - Our interest expense is primarily related to short-term debt. Interest expense (income), net was $70,209 and $39,887 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. The increase of $30,322 in interest expense (income), net between the two years resulted from an increase in notes payable and shareholder advances.

         Income Taxes - Operating loss carryforwards will begin expiring in the year 2000. A valuation allowance was recognized for the years ending December 31, 1998 and 1999 to offset deferred tax assets arising from temporary differences, tax credits and non-capital loss carryforwards, for which realization is uncertain. The amounts of and benefits from our net operating loss carryforwards when we operated as Equity Capital Group, Inc. have not been included as the net operating loss carryforwards may be impaired or limited following changes in the ownership of our Common Stock.

         Extraordinary Loss

         In March 1999 VMI and Acrex agreed to a loan settlement transaction with Ibex Investments Ltd. ("Ibex"). Pursuant to these understandings VMII issued warrants to purchase 500,000 shares of Common Stock to Ibex in settlement of a loan made by Ibex to VMI in the principal amount of Cdn$250,000, (one warrant for every Cdn$0.50 invested, with an exercise price of $0.35). The original loan agreement did not provide for the settlement of debt with equity instruments. Consequently an extraordinary loss of $790,000 has been recorded based on the difference between the fair value of the equity instruments issued and the carrying value of the retired debt. The fair value of the warrants was estimated using the Black Scholes option pricing model (see Note 7 of the audited consolidated financial statements).

Results of Operations for the Year ended December 31, 1998 and December, 31,
1997:

     Revenue - Revenue was $119,248 and $519,687 for the years ended December 31, 1998 and 1997 respectively. In December 1997 management decided to divest the company of the entire service portfolio and the sale of centrex lines, choosing instead to focus efforts on software development and marketing unified messaging systems. The divestiture was complete by April, 1998.

     Cost of Revenue - Cost of revenue is primarily comprised of software licenses, telephony hardware, data and voice transmission costs and installation costs. Cost of revenue was $75,439 or 63% of revenue and $260,274 or 50% of revenue for the years ended December 31, 1998 and 1997, respectively. The decrease of $184,835 in cost of revenue reflects management's decision to divest the entire service portfolio and the sale of centrex lines.

     Operating Expenses

     Sales and Marketing - Our sales and marketing costs consist primarily of sales and marketing personnel costs, advertising, promotions, public relations, trade shows and business development. Sales and marketing expenses were $189,691 and $59,797 for the years ended December 31, 1998 and 1997, respectively. The increase of $129,894 in sales and marketing expense between the two years primarily reflects an increase in sales and marketing personnel, promotions, and participation in industry trade shows. The increase also reflects business development efforts that have resulted in a key relationship with MTT.

     Research and Development - Our research and development costs consist primarily of personnel costs, data and voice transmission, and the lease of office space. Research and development costs were $283,918 and $66,126 for the years ended December 31, 1998 and 1997. The increase of $217,792 in research and development costs from 1997 to 1998 primarily reflects increases in personnel and leased office space.

     General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel and the lease of office space. The costs were $460,911 and $236,158 for the years ended December 31, 1998 and 1997 respectively. The increase of $224,753 from 1997 to 1998 includes the recruitment of personnel which resulted in an increase of $74,258 from 1997 to 1998, as well as an increase of $21,554 in regulatory fees and $20,662 in legal and accounting fees over the same period.

     Interest Expense (Income), Net - Our interest expense is primarily related to short-term debt. Interest expense (income), net was $39,887 compared to $26,973 for the years ended December 31, 1998 and 1997 respectively.

     Income Taxes - As of December 31, 1997, we had non-capital losses of $318,965 carried forward and available to offset income in the future. Such net operating loss carryforwards will begin expiring in the year 2004. A valuation allowance was recognized for the year ending December 31, 1998 to offset deferred tax assets arising from temporary differences, tax credits and non-capital loss carryforwards, for which realization is uncertain.

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

LIQUIDITY AND CAPITAL RESOURCES

Since the shift in the focus of our business to the development of Windows NT platform based products in early 1998 our sales revenue has been less than $158,000 and only as a result of sales of prototypes or the recovery of costs on abandoned services. We do not anticipate any significant sales revenue until the second quarter of 2000. We anticipate our cash outflows to continue to exceed our cash inflows over the next 12 months. Our liquidity over the next 12 months is contingent on our raising money through equity financings to meet our short term needs.

On June 30, 1999 we had 5,394,000 warrants outstanding that would, upon exercise, provide the Company a total of $2,366,850 in equity financing. As at

March 17, 2000 the Company received a total of $1,513,333 from the exercise of 3,160,000 warrants. If the remaining 2,234,000 warrants are exercised we will receive $853,517 which would be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements for the next two months. However, there can be no assurance that the remaining warrants will be exercised.

On February 15, 2000 the Company completed a US$4,500,000 private placement of 2,250,000 units at a purchase price of US$2.00 per unit. Each unit consists of one share of Common Stock and one Class F warrant to purchase one share of Common Stock at an exercise price of US$5.50. If the 2,250,000 Class F warrants are exercised we will receive US$12,375,000 which will be sufficient to provide the Company with the liquidity necessary to fund its anticipated working capital and capital requirements for approximately the next eighteen months. However, there can be no assurance that the holders of the Class F warrants will exercise their warrants for Common Stock.

Our capital expenditures for the fiscal year ending December 31, 1999 were approximately $520,000. At December 31, 1999 we had no significant commitments with respect to capital expenditures.

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

IMPACT OF YEAR 2000 ISSUE

         Like many other companies, the Year 2000 issue creates risks for us. The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any computer software program or hardware that has date-sensitive software of embedded chips may have recognized a date using "00" as the year 1900 rather than the year 2000 which could still result in system failures or miscalculations causing disruptions to operations and normal business activities.

         We are a comparatively new company and as a result, the software and hardware we use to operate our business have all been purchased or developed in the last several years. While we cannot guarantee that we have eliminated all risks related to the Year 2000, we can state that steps have been taken to minimize the risks associated to the Year 2000 issue and that no Year 2000 issues have yet been brought to our attention.

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

ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and related information required to be filed hereunder beginning on page 38 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE.

         Information related to our changes in accountants is incorporated by reference from the Company's filing made on Form 8-K as filed with the Commission on March 16, 2000.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name                      Age                 Position
----                      ---                 --------
Thomas G. O'Flaherty       58       President and a director

James J. Hutton            33       Chief Executive Officer and a director

William E. Krebs           53       Chairman of the Board of Directors,
                                    Secretary and Treasurer

John E. Curry              53       Chief Financial Officer

Edith Marion Both          66       A director

Randy G. Buchamer          44       A director

David  Grinstead           43       A director (commencing September 21, 1999)

         THOMAS G. O'FLAHERTY was appointed President in January 2000 and appointed to the Board of Directors in March 2000. Prior to joining the Company, he served as the Sales & Marketing Leader of the Technology Practice at Ernst & Young LLP from late 1995 to late 1999. From mid 1993 to late 1995, Mr. O'Flaherty served various senior executive roles at Modatech Systems Inc., a sales force automation software company. He joined Modatech as the Vice President of Marketing in mid 1993, was promoted to President in 1994, and further promoted to CEO in January 1995. In early 1989, Thomas O'Flaherty founded Richmond Technologies & Software Inc. to market Maximizer, a contact management software product, which was subsequently acquired by Modatech Systems Inc. in mid 1993. Prior to founding Richmond Technologies & Software Inc., he co-founded Bedford Software Limited in 1983 as the marketing partner, and served in this role until 1989. Bedford Software Limited was listed on the Toronto Stock Exchange in 1988, and the business was acquired by Computer Associates in 1989. From 1972 to 1983 he held various sales and marketing management positions at Xerox Canada Inc. Thomas O'Flaherty began his career at the Nova Scotia Research Foundation in 1969, was appointed as the Director of the Operational Research Division in 1971, and served in this position until 1972. Mr. O'Flaherty received a Bachelor of Science from Dalhousie University in 1963, a Bachelor's Degree in Mechanical Engineering in1965, and a Master of Science Degree from Birmingham (UK) in 1968.

         JAMES J. HUTTON has been a director of the Company since June 1999. Mr. Hutton has also served as President, Chief Executive Officer and a director of our subsidiary, VMI, since 1998. From January 1998 to the present, Mr. Hutton has also served as a director of Acrex Ventures Ltd. From 1990 to the present, he has also served as director and President of South Sycamore Group Holdings, a family company involved in diversified investments. Mr. Hutton served as Canadian Regional Manager for Ascend Communications (1995-1998). He served in various capacities for Gandalf Systems, Inc., from 1989 to 1995, starting as a sales executive and becoming Western Regional Manager. From 1987 to 1989, Mr. Hutton was a Sales Trainee in the Automotive Electronics Group of Amp of Canada. Mr. Hutton attended the University of British Columbia.

         WILLIAM E. KREBS has been Chairman of the Board of Directors of the Company since June 1999. Mr. Krebs has also been the Chairman of the Board of Directors of our subsidiary, VMI, since 1995. From January 1995 to the present, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. ("PWMC") since 1987 and served as President and a Director of Pacific Western Capital Corp. from 1994 to 1995. He has been a director of Waverider Communications, Inc., (OTCBB:WAVC) a public company traded on the Over-the-Counter Bulletin Board since 1997 and was its Secretary from 1997 through May, 1999. Mr. Krebs ceased to be a director of Waverider Communications Inc., in September 1999. Mr. Krebs served as director and President of TelcoPlus Enterprises Ltd. and its wholly owned subsidiary, Intertec Telecommunications Inc., from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1970 to 1980. He served as a Director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs has been a member of the British Columbia Institute of Chartered Accountants since 1973.

         JOHN E. CURRY has been acting as Chief Financial Officer of the Company since September 1999. Mr. Curry was appointed by the Board of Directors of the Company as acting Chief Financial Officer on February 15, 2000. Prior to joining Voice Mobility, Mr. Curry was with Redford Curry & Co., a Vancouver-based chartered accounting firm with one of the regions strongest, medium-sized accounting practices specializing in public companies and business financing, which he co-founded in 1983. Mr. Curry presently serves as a director of Waverider Communications Inc., (OTCBB:WAVC) a public company traded on the Over-the-Counter Bulletin Board since 1997. He is a member of the British Columbia Institute of Chartered Accountants.

         EDITH MARION BOTH has been a director of the Company since June
1999. Ms. Both has also served as a director of our subsidiary, VMI, since November 1997. Ms. Both was employed by Transport Canada from 1980 to 1995 and served as its Resource Manager from 1985 to 1995. She presently serves as the Regional President of the Elizabeth Fry Society of Canada, a society which assists woman who have had problems with legal authorities, and was Treasurer of its National Board. She serves on the board of directors of the Women's Future Fund, a cross discipline entity adjudicating funding for women issues. Edith Both also served on the board of directors of Acrex Ventures Ltd. from January
1998 until June 1999. Edith Both became a registered Cytotechnologist in 1973.

         RANDY G. BUCHAMER has been a director of the Company since August 1999. Mr. Buchamer has served from 1996 as Vice President and Chief Operating Officer of Mohawk Oil Retail SBU and from 1989 to 1996 as Vice President Corporate Services and Chief Information Officer for Mohawk Oil Company. From 1987 to 1988, he was Retail Market Specialist for Digital Equipment of Canada Limited. Mr. Buchamer founded and served, from 1981 to 1988, as President of Vartech Systems Corporation and RB Computer Products, an IBM value added reseller and North American software publisher and distributor of retail, distribution and manufacturing software solutions. From 1979 to 1981, he was Sales Manager and, from 1978 to 1979, a Sales Representative for Micom Canada Ltd. He received his MBA from Simon Fraser University's Executive Management Development Program in 1994 and his BBA in Marketing and Finance from the University of Illinois in 1978. He also has completed courses at the IBM Canada Business Management School. He is a member of the Vancouver Board of Trade and the Sales and Marketing Executives Association of Vancouver.

         DAVID GRINSTEAD has served as a director of the Company from September 1999 until March 2000. Mr. Grinstead was appointed Executive Vice President, Business Development of VMI in February 2000. Prior to joining VMI, Mr. Grinstead was a director, New Business Opportunities-Telecommunications at Aliant Inc., a telecommunications and data services organization based in Eastern Canada, with assets of $3 billion and annual revenues of $1.7 billion and the parent company of Maritime Tel & Tel. He is responsible for the development of new business opportunities, services, and products with a particular focus on the creation of exportable business, intellectual property and e-commerce opportunities as well as the development and implementation of new business development and e-commerce strategies. From 1997 through January 1999, Mr. Grinstead was Vice-President, Market & Technology Development with The Bermuda Telephone Company Limited, Hamilton, Bermuda. In this capacity Mr. Grinstead was responsible for all revenue generation, business development, strategic planning and corporate communications activities. Mr. Grinstead also held full operating responsibility for BTC Mobility, the cellular subsidiary, and was Chairman of the Board of Logic Communications Inc., Bermuda's largest internet service provider and systems integrator. Immediately, prior to joining The Bermuda Telephone Company, Mr. Grinstead was Vice-President, Customer Solutions and Service of Northwestel Inc., a subsidiary of Bell Canada Enterprises and President of Northwestel Cable TV Inc., and Executive Vice-President of Ardicom Digital Communications Inc. He previously was Chief Operating Officer of MultiServices Canada Inc, and held senior management roles with Picker International and DHL Worldwide Express.

         Key Management Employees of VMI, our operating subsidiary are:

         THOMAS G. O'FLAHERTY, our President, is also the president and a director of VMI.

         JAMES J. HUTTON, our CEO, is also a director of VMI.

         WILLIAM E. KREBS, our Secretary and Treasurer, is also secretary, treasurer and a director of VMI.

         WILLIAM GARDINER (44 years old) has been Vice President-Business Development since May 1998. William Gardiner served as President from November 1997 to April 1998, and served as a consultant from 1995 to 1997. At VMI, he engineered the basic concept of the "follow me" number which is an integral feature of the e-go platform and was responsible for introducing the first e-mail to voice service in Canada, as well as call connect, same line fax, fax to voice, and e-mail to voice. Mr. Gardiner earned a Diploma in Computer Technology from Computer Data Institute in 1989. Mr. Gardiner is the son of Edith Both, a Director of the Company, and Ernest Weir Gardiner, the President of VMI from September 1993 to October 1997.

         JASON CORLESS (29 years old) has served as Director of Engineering since 1997 and was a consultant to VMI from 1994 to 1997 where he assisted in the design and development of prototypes of e-mail to speech, web paging, and TNPP paging. Mr. Corless served as a software developer for Hughes Aircraft in 1994 where he was involved in network performance testing of the Canadian Automated Air-Traffic Control System (known as "CAATS"). In 1991, he was a software developer for Northern Telecom where he designed and developed software for the "DMS 250" product line as part of the frame relay billing group. Mr. Corless received a Bachelor of Science in Computer Science from the University of Victoria in 1994 and a Master of Science in Computer Science from the University of Victoria in 1995. His monograph entitled "Publication in Software" was published in Practice and Experience Journal, Volume 28, Number 12, October 1998.

         BUDD STEWART (46 years old) has served as Vice President - Operations since 1999. From 1997 to 1999, he was Director of Operations at Enhanced Cellular Systems Inc. where he was responsible for negotiating and maintaining various U.S.A. carrier agreements and operating systems, as well as installation and maintenance of the U.S.A.-based credit card cellular payphone network. From 1995 to 1996, he was Director of Customer Service for Prime Copy Office Systems where his responsibilities included service, refurbishing and warehouse operations at Canada's largest Mita copier and Panafax facsimile dealer. Mr. Stewart served as Director of Technical Operations, at Savin (Ricoh) Canada from 1994 to 1995 at which firm he was in charge of ten branches in Western Canada with a staff of over 90 service personnel. From 1989 to 1993, he was President and owner of Stewart/Scotvold Holdings, a project manager for non-residents in custom home construction. Mr. Stewart was employed by Bell Canada and Bell Canada International from 1976 to 1989 in various capacities, successively Section Manager - Repair Service Bureau, Director Operations - Customer Service and Director Cost and Results. In this last capacity, he was responsible for negotiating and tracking the $3 billion annual operating expense budget of the seven business units of Bell Canada. Mr. Stewart received a Bachelor of Arts from University of Toronto.

ITEM 10. EXECUTIVE COMPENSATION.

         Incorporated by reference from information in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 9, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from information in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 9, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from information in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 9, 2000.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits
--------
Exhibit No.    Description of Document
-----------    -----------------------

3.1         Articles of Incorporation*

3.2         Articles of Amendment of Articles of Incorporation*

3.6         By-Laws*

4.1         Common Stock Certificate*

4.2         Form of Warrant*

4.3         Certificate of Designations*

10.1        Fiscal 2000 Stock Option Plan*

10.2        Employment Agreement of James Jay Hutton*

10.3        Employment Agreement of William Gardiner*

10.4        Employment Agreement of Jason Corless*

10.5        Employment Agreement of Bud Stewart*

10.6        Employment Agreement of Geoff Heston*

10.7        Acquisition Agreement of Voice Mobility Inc.*

10.8        Agreement and Plan of Distribution of Equity Capital Group, Inc.*

10.9        List of Subsidiaries of Registrant (as amended)*

10.10       Debt Settlement Agreement with Maritime Tel & Tel*

10.11       Voting, Support and Exchange Trust Agreement*

10.12       Debt Settlement Agreement with Pacific Western Mortgage Corporation*

10.13       Debt Settlement Agreement with Ernest Weir Gardiner*

10.14       Stock Purchase Agreement*

10.15       Form of Subscription Agreement*

10.16       Exchange Agreement*

16.1 Letter of Bedford Curry & Co., Chartered Accountants, regarding change in certifying accountants.**

16.2 Letter of Ernst & Young LLP, Chartered Accountants, regarding change in certifying accountants.**

23.1        Consent of Hoffski & Pisano*

23.2        Consent of Bedford Curry & Co.*

23.3        Consent of Bedford Curry & Co., Chartered Accountants***

23.4        Consent of Ernst & Young LLP, Chartered Accountants***

27.1        Financial Data Schedule***

99.1        Letter of Bedford Curry & Co.*

99.2        Letter of Ernst & Young LLP*
--------------------

* Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

** Previously submitted with our Form 8-K, as originally filed on March 16, 2000, and all amendments thereto.

***  Filed herewith.

Financial Statements
--------------------

         Reference is made to the Consolidated Financial Statements beginning on page 38.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       VOICE MOBILITY INTERNATIONAL, INC.

                           A DEVELOPMENT STAGE COMPANY

                                DECEMBER 31, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

We have audited the accompanying consolidated balance sheet of VOICE MOBILITY INTERNATIONAL, INC., a development stage company as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period September 15, 1993 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 1998, and for the period September 15, 1993 through December 31, 1998, were audited by other auditors whose report dated March 29, 1999 expressed an unqualified opinion on those consolidated statements and included an explanatory paragraph on going concern uncertainties. The financial statements for the period September 15, 1993 through December 31, 1998 include total revenues and net loss of $1,047,676 and $1,373,141, respectively. Our opinion on the statements of operations, shareholders' equity, and cash flows for the period September 15, 1993 through December 31, 1999, insofar as it relates to amounts for prior periods through December 31, 1998, is based solely on the report of other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended and the period from September 15, 1993 through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,                                       /s/ Ernst & Young LLP
March 20, 2000.                                          Chartered Accountants

                                AUDITORS' REPORT



To the Shareholders of
Voice Mobility Inc.

     We have audited the balance sheets of Voice Mobility Inc. as at December 31, 1998 and 1997 and the statements of earnings, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended in accordance with United States generally accepted accounting principles.





Vancouver, British Columbia,                     /s/ Bedford Curry & Co.
March 29, 1999                                       Chartered Accountants




                      COMMENTS BY AUDITORS FOR U.S. READERS
                       ON CANADA - U.S. REPORTING CONFLICT

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at December 31, 1998 and 1997 and described in
Note 1 of the financial statements. The explanatory paragraph would state that, as discussed in Note 1 to the financial statements, the Company has a working capital deficiency and a net capital deficiency that raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The above opinion is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.



Vancouver, British Columbia,                       /s/ Bedford Curry & Co.
March 29, 1999.                                        Chartered Accountants

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)

                           (Expressed in U.S. Dollars)

As at December 31
                                                                       1999               1998
                                                                         $                  $
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                              120,712             37,113
Accounts receivable [net of allowance for doubtful debts:
   1999 - $22,403; 1998 - $20,930]                                      16,541             67,810
Other receivables                                                       63,024              8,370
Prepaid expenses                                                        34,100             17,116
Inventory                                                               93,107             14,919
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   327,484            145,328
Equipment and leasehold improvements [net of accumulated
   depreciation and amortization: 1999 - $195,839; 1998 - $45,577]     524,180            133,848
-------------------------------------------------------------------------------------------------
                                                                       851,664            279,176
=================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT
Accounts payable                                                       318,169             80,948
Accrued liabilities                                                    154,921              7,644
Employee related payables                                               75,093             36,870
Deferred revenue                                                        93,016                  -
Notes payable                                                          812,070            792,323
Due to Acrex Ventures Ltd.                                                   -            419,592
Due to shareholder                                                           -            239,642
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,453,269          1,577,019
-------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value, authorized 50,000,000
   [1998 - 50,000,000], 10,959,420  and 6,600,000 shares
   outstanding respectively                                             10,960                 59
Shares to be issued, 3,250,901 and nil shares
   outstanding respectively                                              3,251                  -
Series A Preferred stock, $0.001 par value, authorized 1,000,000
   [1998 - nil], 1 and nil shares outstanding respectively                   1                  -
Additional paid-in capital                                           8,677,083                  -
Deferred compensation                                               (1,106,656)                 -
Accumulated development stage deficit                               (8,221,746)        (1,373,141)
Other accumulated comprehensive income                                  35,502             75,239
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                        (601,605)        (1,297,843)
-------------------------------------------------------------------------------------------------
                                                                       851,664            279,176
=================================================================================================
SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)

Year ended December 31
                                                                                      SEPTEMBER 15,
                                                                                         1993 TO
                                                                                      DECEMBER 31,
                                                        1999              1998            1999
                                                          $                 $               $
-------------------------------------------------------------------------------------------------
SALES                                                 55,997           119,248          1,103,673
Less cost of sales                                    51,843            75,439            693,857
-------------------------------------------------------------------------------------------------
Gross Profit                                           4,154            43,809            409,816
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing                                1,190,754           189,691          1,612,849
Research and development                           2,250,153           283,918          2,608,363
General and administrative                         2,351,643           460,911          3,260,420
Acquisition fee for recapitalization                 200,000                 -            200,000
Interest expense                                      70,209            39,887            159,929
-------------------------------------------------------------------------------------------------
Loss before extraordinary items                    6,058,605           930,598          7,431,746
Extraordinary loss on settlement of
   debt                                              790,000                 -            790,000
-------------------------------------------------------------------------------------------------
Net loss for the period                            6,848,605           930,598          8,221,746
Foreign currency translation gains (losses)          (39,737)           75,239             35,502
-------------------------------------------------------------------------------------------------
Comprehensive loss for
   the period                                      6,888,342           855,359          8,186,244
=================================================================================================

Loss per common share before
   extraordinary loss - basic and
   diluted                                           (0.36)              (0.14)
Loss per common share - basic and
   diluted                                           (0.41)              (0.14)
=================================================================================================

Weighted average number of common
   stock equivalents                              16,904,415         6,600,000
=================================================================================================

SEE ACCOMPANYING NOTES
                                            42

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)

Year ended December 31
                                                                                    SEPTEMBER 15,
                                                                                       1993 TO
                                                                                     DECEMBER 31
                                                        1999              1998          1999
                                                          $                 $             $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                             (6,848,605)         (930,598)      (8,221,746)
Non-cash items included in net loss
   Depreciation and amortization                       148,150            69,231          205,597
   Stock issued on settlement of amounts due to
     Maritime Tel & Tel Limited                        500,000                 -          500,000
   Extraordinary loss on settlement of
     Ibex Investment Ltd. notes payable                790,000                 -          790,000
   Stock option compensation                         2,910,580                 -        2,910,580
   Change in allowance for doubtful accounts               204            21,615           22,984
-------------------------------------------------------------------------------------------------
                                                    (2,499,671)         (839,752)      (3,792,585)
Change in accounts receivable                           53,591           (71,903)         (37,839)
Change in prepaid expenses                             (15,302)          (14,899)         (32,938)
Change in inventory                                    (75,093)          (15,408)         (90,465)
Change in accounts payable                             225,214           (72,769)         309,140
Change in accrued liabilities                          144,877             7,369          152,228
Change in other payables                               (61,236)                -          (61,236)
Change in employee payables                             43,598            29,434           72,963
Change in deferred revenue                              90,377           (25,321)          90,377
-------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                   (2,093,645)       (1,003,249)      (3,390,355)
-------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements      (519,548)         (151,719)        (743,350)
-------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                     (519,548)         (151,719)        (743,350)
-------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Change in notes payable, net                                 -           770,400        1,072,974
Change in amounts due to Acrex Ventures Ltd.           997,994           399,861        1,420,667
Change in amounts due from shareholders                      -            22,255                -
Cash proceeds on exercise of warrants                1,513,333                 -        1,513,333
Cash proceeds from advances                            183,300                 -          183,300
-------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                2,694,627         1,192,516        4,190,274
-------------------------------------------------------------------------------------------------
Effect of foreign currency on cash                       2,165            (1,235)          64,143
-------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                   83,599            36,313          120,712
Cash and cash equivalents, beginning of period          37,113               800                -
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               120,712            37,113          120,712
=================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for interest                70,209            39,887
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
Stock issued on conversion of shareholder debt         250,000                 -                -
Warrants issued on settlement of Ibex
   Investment Ltd. notes payable                       167,000                 -                -
Warrants issued on settlement of Ernest Gardiner
 notes payable                                          33,000                 -                -
Stock and warrants issued to Acrex Ventures Ltd.
 investors                                           1,220,667                 -                -
Stock issued on settlement of amounts due to
Maritime Tel & Tel Limited                             500,000                 -                -
=================================================================================================

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                           (Expressed in U.S. Dollars)

Year ended December 31, 1999
                                             Common stock       Stock to be issued  Series A Preferred stock
                                             ------------       ------------------  ------------------------
                                           Number               Number                 Number
                                         of Shares    Amount   of Shares   Amount     of Shares    Amount
                                             #          $          #          $           #           $
--------------------------------------------------------------------------------------------------------------
Stock issued on September 15, 1993         8,400,000        59          -          -            -          -
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                 8,400,000        59          -          -            -          -
1994 Loss for the year                             -         -          -          -            -          -
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                 8,400,000        59          -          -            -          -
1995 Loss for the year                             -         -          -          -            -          -
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 8,400,000        59          -          -            -          -
1996 Loss for the year                             -         -          -          -            -          -
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                 8,400,000        59          -          -            -          -
1997 Loss for the year                             -         -          -          -            -          -
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                 8,400,000        59          -          -            -          -
Foreign currency translation gains
(losses)                                           -         -          -          -            -          -
1998 Loss for the year                             -         -          -          -            -          -
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                 8,400,000        59          -          -            -          -
Exchange of Voice Mobility Inc. common                                  -          -            -          -
   stock                                 (8,400,000)      (59)                                  1          1
Acquisition of Equity Capital Group, Inc.   453,750       454           -          -            -          -
Stock to be issued pursuant to Acrex
   Ventures Ltd. stock subscriptions       8,327,099     8,327     90,901         91            -          -
Stock subscription receivable from
   Acrex Ventures Ltd.                             -         -          -          -            -          -
Acquisition fee for recapitalization               -         -          -          -            -          -
Stock issued on settlement of Pacific
   Western Mortgage Corporation note
   payable                                   750,000       750          -          -            -          -
Warrants issued on settlement of Ernest
   Gardiner note payable                           -         -          -          -            -          -
Warrants issued on settlement of Ibex
   Investment Ltd. note payable                    -         -          -          -            -          -
Stock issued on settlement of amounts
   due to Maritime Tel & Tel Limited       1,428,571     1,429          -          -            -          -
Common stock issued pursuant to                    -         -
   exercise of common stock warrants                            3,160,000      3,160            -          -
Foreign currency translation gains
   (losses)                                        -         -          -          -            -          -
Deferred stock based compensation                  -         -          -          -            -          -
Stock based compensation                           -         -          -          -            -          -
Loss for year ended December 31, 1999              -         -          -          -            -          -
--------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                 10,959,420    10,960  3,250,901      3,251            1          1
==============================================================================================================

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                           (Expressed in U.S. Dollars)

Year ended December 31, 1999

                                                                                             Other
                                             Additional                                    Accumulated
                                              Paid-in         Deferred                    Comprehensive
                                              Capital       Compensation      Deficit        Income          Total
                                                 $                $              $             $               $
------------------------------------------------------------------------------------------------------------------
Stock issued on September 15, 1993                 -                -              -              -             59
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                         -                -              -              -             59
1994 Loss for the year                             -                -        (32,989)             -        (32,989)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                         -                -        (32,989)             -        (32,930)
1995 Loss for the year                             -                -        (49,525)             -        (49,525)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                         -                -        (82,514)             -        (82,455)
1996 Loss for the year                             -                -       (191,290)             -       (191,290)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                         -                -       (273,804)             -       (273,745)
1997 Loss for the year                             -                -       (168,739)             -       (168,739)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                         -                -       (442,543)             -        (442,484)
Foreign currency translation gains
(losses)                                           -                -              -         75,239          75,239
1998 Loss for the year                             -                -       (930,598)             -        (930,598)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                         -                -     (1,373,141)        75,239      (1,297,843)
Exchange of Voice Mobility Inc. common
   stock                                          58                -              -              -               -
Acquisition of Equity Capital Group, Inc.       (454)               -              -              -               -
Stock to be issued pursuant to Acrex
   Ventures Ltd. stock subscriptions       1,255,582                -              -              -       1,264,000
Stock subscription receivable from
   Acrex Ventures Ltd.                       (43,333)               -              -              -         (43,333)
Acquisition fee for recapitalization         200,000                -              -              -         200,000
Stock issued on settlement of Pacific
   Western Mortgage Corporation note
   payable                                   249,250                -              -              -         250,000
Warrants issued on settlement of Ernest                                                           -
   Gardiner note payable                      33,000                -              -                         33,000
Warrants issued on settlement of Ibex                                                             -
   Investment Ltd. note payable              957,000                -              -                        957,000
Stock issued on settlement of amounts                                                             -
   due to Maritime Tel & Tel Limited         498,571                -              -                        500,000
Common stock issued pursuant to                                                                   -
   exercise of common stock warrants       1,510,173                -              -                      1,513,333
Foreign currency translation gains
(losses)                                           -                -              -        (39,737)        (39,737)
Deferred stock based compensation          4,017,236       (4,017,236)             -              -               -
Stock based compensation                           -        2,910,580              -              -       2,910,580
Loss for year ended December 31, 1999              -                -     (6,848,605)             -      (6,848,605)
-------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                  8,677,083       (1,106,656)    (8,221,746)        35,502        (601,605)
===================================================================================================================

SEE ACCOMPANYING NOTES

                                                  44-A

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Voice Mobility International, Inc., (the "Company") is a Nevada corporation engaged in the development of unified voice messaging software through its wholly owned subsidiary, Voice Mobility Inc. The Company is in its development stage.

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $6,848,605 for the year ended December 31, 1999, 1999 [1998 - $930,598], and had a working capital deficiency of $1,125,785 as at December 31, 1999 [1998 - $1,431,691].
Management expects to raise adequate capital to fund its research, product development and administrative expenses. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to complete its research and development.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

RECAPITALIZATION OF THE COMPANY

These consolidated financial statements are the continuing financial statements of Voice Mobility Inc. ("VMI"), a company incorporated under the laws of the Canada Business Corporations Act in 1993. Through a series of transactions in June 1999, VMI was recapitalized and acquired the net assets of Voice Mobility International, Inc. ("VMII") (formerly Equity Capital Group, Inc.) an inactive United States company traded on the Over-the-Counter Bulletin Board.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONT'D)

[A]  HISTORY OF VMI

Prior to the reverse acquisition of VMII, the shareholders of VMI had been negotiating to acquire Acrex Ventures Ltd. ("Acrex") an inactive public company trading on the Vancouver Stock Exchange (VSE) with no assets or liabilities. Pending approval of this transaction by the VSE, Acrex and VMI entered into four private placements for proceeds totaling $1,400,000 (Cdn$2,022,500). The net proceeds of $1,264,000 were advanced to VMI to fund operations. Under these arrangements stock subscriptions in the private placements entitled investors to 1 common stock of Acrex and 1 warrant entitling the holder to acquire 1 common stock of Acrex. At the time of this arrangement the fair value of the warrants was determined to be nominal since the exercise price of these warrants exceeded the fair value of the VMI common stock. This arrangement between Acrex and VMI expired on March 31, 1999. In connection with the acquisition of VMII, the Acrex investors agreed to assign all proceeds from the four private placements to VMII and contribute an additional $.02 per share for an aggregate $200,000, in exchange for common stock and common stock warrants with terms and conditions substantially identical to the warrants that would have been issued by Acrex to the subscribers of its four private placements. Accordingly, in the accompanying consolidated financial statements the issuance of common stock and warrants of VMII to Acrex investors has been reflected as a recapitalization of VMI in the amount of $1,264,000. As at December 31, 1999, $43,333 remains receivable from Acrex investors and has been presented as a reduction of additional paid-in capital.

VMI received advances in the form of notes payable from Pacific Western Mortgage Corporation ("PWMC"), a shareholder of VMI and Ernest Gardiner, an Acrex investor. In March 1999, these parties agreed to settle amounts owing to them by VMI as follows; the issuance of 750,000 common shares of Acrex, at their fair value, in settlement of $250,000 (Cdn$375,000) of amounts owing by VMI to PWMC. The fair value of the shares issued was determined by management to be $0.35 (Cdn$0.50) per share. The issuance of warrants entitling Ernest Gardiner to acquire 101,000 shares of Acrex at $0.35 (Cdn$0.50) per share, in settlement of $33,000 (Cdn$50,500) of amounts owing to Ernest Gardiner. The fair value of the warrants was determined to be equivalent to the debt settled.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONT'D.)

[B]  REVERSE ACQUISITION OF VMII

Pursuant to share purchase agreements dated April 1, 1999 and June 24, 1999, the stakeholders of VMI, sold their interest, had transferred to them 125,000 shares of common stock of Equity Capital Group, Inc. ("Equity Capital") by the majority shareholder of Equity Capital, and VMII issued 8,293,000 shares of VMII common stock and the right to acquire an additional 6,600,000 shares of VMII common stock in exchange for $200,000 and all the capital stock of VMI. As a result of this transaction, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of VMI, certain shareholders of Acrex, and the investors in the Acrex private placement) effectively acquired 15,018,000 common stock equivalents of VMII which represents a controlling interest of approximately 90%. This transaction is considered an acquisition of VMII (the accounting subsidiary/legal parent) by VMI (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of VMII by VMI in these consolidated financial statements. Accordingly, this transaction represents a recapitalization of VMI, the legal subsidiary effective June 24, 1999.

These consolidated financial statements are issued under the name of VMII, but are a continuation of the financial statements of the accounting acquirer, VMI. VMI's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 24, 1999, are those of VMI. At June 24, 1999, VMII had no assets and no liabilities. For purposes of this acquisition the fair value of the net assets of VMII of $nil is ascribed to the 453,750 previously outstanding common stock of VMII deemed to be issued in the acquisition. The additional $200,000 paid for this transaction has been expensed in these financial statements as a fee for the recapitalization.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Voice Mobility Inc. and Voice Mobility Canada Limited, an inactive company. All intercompany balances and transactions have been eliminated on consolidation.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

REVENUE RECOGNITION

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

FOREIGN CURRENCY

These consolidated financial statements have been presented in United States dollars. The functional currency of the Company is the Canadian dollar. Accordingly, all assets and liabilities of the Company, which are denominated in foreign currencies, are translated at the year end exchange rate and revenues and expenses are translated using a weighted average exchange rate for the applicable period. In accordance with SFAS 52, any exchange gains and losses resulting are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive income.

Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the exchange rates prevailing on the respective transaction dates. Gains and losses on foreign currency transactions are reflected in the Consolidated Statements of Operations.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash and term deposits with original maturities of 90 days or less, which have been recorded at amortized cost.

INVENTORY

Inventory is valued at the lower of cost, determined on a First in First Out basis, and net realizable value.

SOFTWARE DEVELOPMENT COSTS

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs will be capitalized.

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

When assets are sold or retired, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income. Maintenance and repair costs are charged to operations when incurred. Under Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to Be Disposed Of" the carrying values of long term assets are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying values of the long term assets will not be recoverable based on the projected undiscounted future cash flows the carrying values are reduced to estimated fair values.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

ADVERTISING

Advertising costs are charged to income as incurred.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

FINANCIAL INSTRUMENTS

The Company's financial instruments consists of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, and a shareholder loan. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

LEASES

Leases entered into are classified as either capital or operating leases. Leases, which substantially transfer all benefits and risks of ownership of property to the Company, are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing.

Rental payments under operating leases are expensed as incurred.

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense for employees is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income comprises accumulated foreign currency adjustments for all periods presented.

LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common stock and exchangeable shares outstanding for the period. The weighted average number of common shares and exchangeable shares outstanding during 1999 was 16,904,415 [1998 - 6,600,000]. Diluted earnings
(loss) per share reflects the potential dilution of securities that could share in the earnings (loss) of an entity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

COMPARATIVE FIGURES

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not considered the impact of SFAS 133 at this time.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

3. CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from three customers comprised 100% of the accounts receivable balance at December 31, 1999. Amounts owing from two customers comprised 76% of the accounts receivable balance at December 31, 1998.

4. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company carried out its operations and has all its assets in Canada. The majority of the Company's sales are with Canadian customers. Sales to three customers comprise 100% of revenues in 1999. Sales to two customers comprise 89%, of revenues in 1998.

5. INVENTORY

                                               1999               1998
                                                 $                  $
---------------------------------------------------------------------------
Supplies and parts                            65,847             14,919
Work in progress                              27,260                  -
---------------------------------------------------------------------------
                                              93,107             14,919
===========================================================================

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                                                            NET
                                                                     ACCUMULATED           BOOK
                                                     COST           DEPRECIATION           VALUE
                                                       $                  $                  $
--------------------------------------------------------------------------------------------------
1999
Computer equipment                                   487,093           106,227            380,866
Computer software                                     98,456            66,360             32,096
Office equipment and furniture                        57,073            13,089             43,984
Leasehold improvements                                77,397            10,163             67,234
--------------------------------------------------------------------------------------------------
                                                     720,019           195,839            524,180
==================================================================================================
                                                                                            NET
                                                                     ACCUMULATED           BOOK
                                                     COST           DEPRECIATION           VALUE
                                                       $                  $                  $
---------------------------------------------------------------------------------------------------

1998
Computer equipment                                   104,357            22,486             81,871
Computer software                                     32,345            16,265             16,080
Office equipment and furniture                        19,937             6,210             13,727
Leasehold improvements                                18,476               616             17,860
--------------------------------------------------------------------------------------------------
                                                     175,115            45,577            129,538
Trademarks                                             4,310                 -              4,310
--------------------------------------------------------------------------------------------------
                                                     179,425            45,577            133,848
==================================================================================================

Depreciation for the year ended December 31, 1999 was $148,150 [1998 - 69,231].

As at December 31, 1999 no software development costs have been capitalized.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

7. NOTES PAYABLE

                                                                          1999               1998
                                                                            $                  $
---------------------------------------------------------------------------------------------------
Note payable to Ibex Investment Ltd. ("Ibex") - Interest at 10%
per annum, due the earlier of December 31, 2000 or the next
equity financing of VMII.  The loan is denominated in Canadian dollars and is collateralized by a general security agreement
over the assets of the Company [NOTE 13].                              628,770            754,317

Note payable to Ernest Gardiner - Interest at the bank prime rate, unsecured and no fixed terms of repayment. The loan is denominated in Canadian dollars. Bank prime at December 31,
1998 was 6.75%.                                                              -             38,006

Other advances are unsecured, non interest bearing with no fixed
repayment terms                                                        183,300                  -
-----------------------------------------------------------------------------------------------------
                                                                       812,070            792,323
Less: current portion                                                  812,070            792,323
-----------------------------------------------------------------------------------------------------
                                                                             -                  -
=====================================================================================================

In conjunction with the reorganization of the Company the note payable to Ernest Gardiner was settled in March 1999, in exchange for 101,000 warrants with a fair value equivalent to the then carrying value of the notes payable [Note 1].

On June 29, 1999, in settlement of a $167,000 loan and a revision to the repayment terms of the note payable to Ibex the Company issued 500,000 warrants with an exercise price of $0.35 per common stock. The Company has recorded an extraordinary loss of $790,000 based on the difference between the fair value of the equity instruments issued and the carrying value of the debt settled. The fair value of the warrants granted to Ibex was estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions: no dividend yield; risk free interest rate of 5.5%; expected volatility of 0.892; and an expected life of one year.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

8. SHARE CAPITAL

[a]  AUTHORIZED

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share.

In connection with the recapitalization of VMI described in Note 1, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of VMII. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one VMII common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to voting rights in VMII. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

As at December 31, 1999 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b]  STOCK OPTIONS

On June 29, 1999, a stock option plan was adopted by the Company authorizing an aggregate amount of 5,000,000 common shares to be purchased pursuant to the exercise of options.

The Stock Option Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options and entitles directors, employees and consultants to purchase common shares of the Company. Options granted are subject to approval of the Board of Directors or the Stock Option Committee.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

8. SHARE CAPITAL (CONT'D.)

During 1999, 3,252,750 [1998 - nil] options were granted at exercise prices ranging from $.075 to $2.375 per share. The following table summarizes stock option transactions:

                                                                   WEIGHTED AVERAGE
                                                   SHARES           EXERCISE PRICE
                                                      #                    $
------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1999                                 -                     -
Granted                                          3,252,750                  0.94
Canceled                                          (265,834)                 0.89
------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                       2,986,916                  0.94
====================================================================================

The weighted average fair value of the options granted during 1999 for which the exercise price equals the fair market price on the grant date was $1.15. The weighted average fair value of the options granted during 1999 for which the exercise price is less than the fair market price on the grant date was $1.63. No options were granted during 1999 with exercise prices that exceeded the fair market price.

The following table summarizes the number of options exercisable at December 31, 1999 and the weighted average exercise prices and remaining contractual lives of the options.

                                                          WEIGHTED
                                  NUMBER                   AVERAGE                    NUMBER
      EXERCISE                OUTSTANDING AT              REMAINING               EXERCISABLE AT
        PRICE                DECEMBER 31, 1999           CONTRACTUAL             DECEMBER 31, 1999
          $                          #                      LIFE                         #
---------------------------------------------------------------------------------------------------
        0.75                     1,476,916                   40                         835,631
        1.00                     1,350,000                   34                       1,181,563
        2.25                       105,000                   21                           7,375
        2.375                       55,000                   58                           2,343
---------------------------------------------------------------------------------------------------
                                 2,986,916                   37                       2,026,912
===================================================================================================

The options generally vest over a period of between two to three years from the date of commencement of employment. However during the year ended December 31, 1999, 984,750 options vested immediately and accordingly the related stock based compensation is reflected in the accompanying consolidated statements of operations. The difference between the fair market value of the shares on the measurement date and the exercise price is recorded as deferred compensation and is charged to operations over the vesting period of two to three years.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

8. SHARE CAPITAL (CONT'D.)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to employees. If the additional compensation cost for the stock option plans had been determined based on the fair market value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's loss and loss per share for the years ended December 31, 1999 and 1998 would have been increased as follows:

                                                  1999               1998
                                                    $                  $
------------------------------------------------------------------------------
Loss for the year                             6,848,605            930,598
Compensation expense                            439,786                  -
------------------------------------------------------------------------------
Pro forma loss                                7,288,391            930,598
==============================================================================
Pro forma loss per share                         (0.43)             (0.14)
==============================================================================

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions include a dividend yield of 0% [1998 - 0%]; an expected volatility of 0.892 [1998 nil]; a risk free interest rate of 5.5% [1998 - nil]; and an expected life of two years.

[C]  WARRANTS

As at December 31, 1999, the Company has the following common stock warrants outstanding:

                                  NUMBER OF COMMON        EXERCISE PRICE
                                   SHARES ISSUABLE               $               DATE OF EXPIRY
------------------------------------------------------------------------------------------------
Series A warrants                     1,200,000                0.35          December 29, 2000
Series B, C and D warrants              433,000                0.50          December 29, 2000
Series E warrants                       601,000                0.35          December 29, 2000
------------------------------------------------------------------------------------------------
                                      2,234,000
================================================================================================

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

8. SHARE CAPITAL (CONT'D.)

[d]  LOSS PER SHARE

The following table sets forth the computation of basic earnings per share for the years:

                                                                         1999               1998
                                                                           $                  $
--------------------------------------------------------------------------------------------------
Numerator
Loss before extraordinary loss                                      (6,058,605)          (930,598)
Loss for the year                                                   (6,848,605)          (930,598)
Denominator
Weighted average number of common stock outstanding                 10,304,415                  -
Weighted average number of common stock issuable on
   exercise of exchangeable shares                                   6,600,000          6,600,000
--------------------------------------------------------------------------------------------------
Average number of common stock
   equivalents outstanding                                          16,904,415          6,600,000
--------------------------------------------------------------------------------------------------
Basic and diluted loss per share before extraordinary loss              (0.36)             (0.14)
Basic and diluted loss per share                                        (0.41)             (0.14)
==================================================================================================

At December 31, 1999, the Company's 2,911,916 common shares issuable upon the exercise of stock options and 2,234,000 common shares issuable upon the exercise of warrants were excluded from the determination of diluted loss per share as their effect would be antidilutive.

[e]  STOCK TO BE ISSUED

As at December 31, 1999, 3,250,901 common share certificates had not been issued.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

9. COMMITMENTS AND CONTINGENCIES

[i] Real estate lease commitments for the base rental payments for offices and equipment that expire through 2004 are as follows:

                                                             $
--------------------------------------------------------------------
     2000                                                141,550
     2001                                                141,550
     2002                                                113,972
     2003                                                 52,146
     2004                                                 28,747
--------------------------------------------------------------------
                                                         477,965
====================================================================

     The rental expense charged to the Consolidated Statements of Operations in 1999 amounted to $109,303 [1998 - $44,009].

[ii] YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties have been fully resolved.

10. MARITIME TEL & TEL LIMITED

By an agreement dated March 26, 1999 Maritime Tel & Tel Limited ("MTT"), Acrex, and VMI agreed to recognize past contributions of MTT on a joint development project to a maximum amount of $335,200 (Cdn$500,000). It was agreed that VMI would not be required to reimburse MTT the $335,200, unless VMI became a public company or was owned by a public company. On March 26, 1999 it was determined this amount would be settled by the issuance of 1,428,571 shares of the public entity. The identical terms of the debt settlement agreement involving Acrex were assumed by VMII. The development project expense including a beneficial conversion feature of $164,800, calculated at its intrinsic value at the commitment date, has been recorded as research and development expense.

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

11. INCOME TAXES

The net provision for income taxes in 1999 and 1998 is $Nil as the Company incurred losses in those years.

At December 31, 1999 the Company had no US tax net operating losses. Non capital losses of Voice Mobility Inc. noted below are restricted by Canadian Tax Law and may not be available entirely for use in future years pursuant to
Section III(4) of the Canadian Income Tax Act. The Company has Canadian tax net operating losses of approximately $3,627,000 which will expire as follows:

                                                              $
     -------------------------------------------------------------
     2000                                                  30,000
     2001                                                  46,000
     2002                                                 175,000
     2003                                                  83,000
     2004                                                 855,000
     2005                                               1,915,000
     2006                                                 523,000
     -------------------------------------------------------------
                                                        3,627,000
     =============================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                       1999               1998
                                                         $                  $
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Net operating loss carryforwards                   1,655,000            542,000
Depreciation                                         140,000             32,000
---------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                          1,795,000            574,000
Valuation allowance for deferred tax assets       (1,795,000)          (574,000)
---------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                    -                  -
=================================================================================

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS
                         (Expressed in U.S. Dollars)

December 31, 1999

12. RELATED PARTY TRANSACTIONS [NOTES 1 AND 7]

[i] During the year ended December 31, 1999, Pacific Western Mortgage Corporation, a shareholder of the Company, was paid $40,392 [1998 - $26,992] for consulting services of which $15,144 [1998 - $nil] remained unpaid at December 31, 1999.

[ii] During the year ended December 31, 1999, Karina Ventures Inc., a company controlled by an officer of the Company, was paid $13,464 [1998 - $nil] for consulting services.

[iii]During the year the Company sold to Maritime Tel & Tel Limited, a shareholder of the Company, products and services totaling $42,072. Of this amount $18,015 is included in accounts receivable at December 31, 1999.

13. SUBSEQUENT EVENTS

[i] On February 15, 2000 the Company issued 2,250,000 units, at $2 per unit for gross cash proceeds of $4,500,000. Each unit comprises one common share of the Company and one Class F Warrant, entitling the holder to on common share, exercisable at $5.50 at any time up to February 15, 2005. The Company paid finders fees of $75,000 to Pacific Western Mortgage Corporation, a shareholder of the Company and issued 100,000 common shares of the Company to a third party. Net cash proceeds of $4,425,000 were received from the issuance of the units. No proforma earnings per share information has been presented as the effect of the issuance is anti-dilutive.

[ii] In March 2000 the Company repaid the full amount owing to Ibex Investments
     Ltd., in cash, amounting to $628,770 [NOTE 7].

[iii]On February 15, 2000 the Company entered into an agreement to acquire consulting services for a period of three years for consideration of $7,000 per month and 1,000,000 stock options exercisable at $5.50. In the event the consultant assists the Company in obtaining capital, the Company will pay the consultant a fee based on the Lehman formula which is a declining fee varying from 5% to 1% of gross proceeds of the financing.

[iv] On February 15, 2000 the Company entered into an agreement to acquire consulting services for a period of 10 months for consideration of 50,000 stock options exercisable at $5.50. In the event the consultant assists the Company in obtaining capital, the Company will pay the consultant a cash fee of 2.5% of the gross proceeds of the financing.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VOICE MOBILITY INTERNATIONAL, INC.

Date:  March 29, 2000               By:  /s/ Thomas G. O'Flaherty
                                         --------------------------------
                                         Thomas G. O'Flaherty, President

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Date:    March 29, 2000             By:  /s/ Thomas G. O'Flaherty
                                         ------------------------
                                            Thomas G. O'Flaherty, President and
                                            Director

Date:    March 29, 2000             By:  /s/  James J. Hutton
                                         ------------------------
                                            James J. Hutton, Chief Executive
                                            Officer and Director

Date:    March 29, 2000             By:  /s/  Edith Marion Both
                                         ------------------------
                                            Edith Marion Both, Director

Date:    March 29, 2000             By:  /s/  William E. Krebs
                                         ------------------------
                                            William E. Krebs, Chairman of the
                                            Board, Secretary, and Treasurer

Date:    March 29, 2000             By:  /s/  John E. Curry
                                         ------------------------
                                            John E. Curry, Chief Financial
                                            Officer