Form 10QSB
period 2000-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2000-05-15
CIK 1094816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the quarterly period ended March 31, 2000.


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


      180-13777 Commerce Parkway, Richmond, British Columbia, Canada V6V 2X3
      ---------------------------------------------------------------------
                    (Address of principal executive offices)


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

     23,394,037 shares of Common Stock as of May 12, 2000



     Transitional Small Business Disclosure Format: Yes [ ] No [X]



                       VOICE MOBILITY INTERNATIONAL, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 2000
                                     INDEX


PART - I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                           (Expressed in U.S. Dollars)

                                                                          UNAUDITED               AUDITED
AS AT                                                                     MARCH 31,             DECEMBER 31,
                                                                            2000                    1999
                                                                              $                       $
-------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                   976,039               120,712
Accounts receivable [net of allowance for doubtful debts:
   March 31, 2000 - $22,246; December 31, 1999 - $22,403]                    12,087                16,541
Other receivables                                                           119,829                63,024
Prepaid expenses                                                            136,820                34,100
Inventory                                                                   132,368                93,107
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      1,377,143               327,484
Equipment and leasehold improvements [net of accumulated
   depreciation and amortization: March 31, 2000 - $248,668;
   December 31, 1999 - $195,839]                                            729,502               524,180
-------------------------------------------------------------------------------------------------------------
                                                                          2,106,645               851,664
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT
Accounts payable                                                            393,487               318,169
Accrued liabilities                                                          12,384               154,921
Employee related payables                                                    97,242                75,093
Deferred revenue                                                                  -                93,016
Notes payable                                                                     -               812,070
-------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   503,113             1,453,269
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value, authorized 50,000,000
   [1999 - 50,000,000], 16,605,321  and 10,959,420 shares
   outstanding respectively                                                  16,606                10,960
Shares to be issued, nil shares and 3,250,901 shares
   outstanding respectively                                                       -                 3,251
Series A Preferred stock, $0.001 par value, authorized 1,000,000
   [1999 - 1,000,000], 1 share outstanding respectively                           1                     1
Additional paid-in capital                                               12,471,747             8,677,083
Deferred compensation                                                      (863,145)           (1,106,656)
Accumulated development stage deficit                                   (10,059,842)           (8,221,746)
Other accumulated comprehensive income                                       38,165                35,502
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                           (1,603,532)             (601,605)
-------------------------------------------------------------------------------------------------------------
                                                                          2,106,645               851,664
=============================================================================================================

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                    UNAUDITED

                                                                                        SEPTEMBER 15,
FOR THE THREE MONTHS ENDED,                                                                1993 TO
                                                     MARCH 31,           MARCH 31,        MARCH 31,
                                                       2000                1999             2000
                                                        $                   $                $
------------------------------------------------------------------------------------------------------------

SALES                                                 93,016              27,385          1,196,689
Less cost of sales                                    32,620              23,424            726,477
------------------------------------------------------------------------------------------------------------
Gross Profit                                          60,396               3,961            470,212
------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing                                  403,149             129,893          2,015,998
Research and development                             778,825             131,929          3,387,188
General and administrative                           765,231             121,547          4,025,651
Acquisition fee on recapitalization                        -                   -            200,000
Interest expense (income), net                       (48,713)             21,872            111,216
------------------------------------------------------------------------------------------------------------
Loss before extraordinary items                    1,838,096             401,280          9,269,841
Extraordinary loss on settlement of
   debt                                                    -                   -            790,000
------------------------------------------------------------------------------------------------------------
Net loss for the period                            1,838,096             401,280         10,059,841
Foreign currency translation gains (losses)            2,663             (18,846)            38,165
------------------------------------------------------------------------------------------------------------
Comprehensive loss for
   the period                                      1,835,433             420,126         10,021,676
============================================================================================================

Loss per common share before
   extraordinary loss - basic and
   diluted                                             (0.08)              (0.06)
Loss per common share - basic and
   diluted                                             (0.08)              (0.06)
============================================================================================================

Weighted average number of common
   stock equivalents                              22,907,903           6,600,000
============================================================================================================

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                    Unaudited

                                                                                                             SEPTEMBER 15,
FOR THE THREE MONTHS ENDED,                                                                                     1993 TO
                                                                         MARCH 31,          MARCH 31,          MARCH 31
                                                                           2000              1999                2000
                                                                             $                 $                   $
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for the period                                                (1,838,096)          (401,280)       (10,059,841)
Non-cash items included in net loss
   Depreciation and amortization                                           49,829             14,673            255,426
   Stock issued on settlement of amounts due to
     Maritime Tel & Tel                                                         -                  -            500,000
   Extraordinary loss on settlement of
     Ibex Investment Inc. notes payable                                         -                  -            790,000
   Stock option compensation                                              792,487                  -          3,703,067
   Change in allowance for doubtful accounts                               (1,316)                 -             21,668
--------------------------------------------------------------------------------------------------------------------------
                                                                         (997,096)          (386,607)        (4,789,680)
Change in accounts receivable                                               4,337            (36,570)           (33,502)
Change in prepaid expenses                                               (102,959)            12,064           (135,897)
Change in inventory                                                       (39,914)            (5,427)          (130,379)
Change in accounts payable                                                 77,556             43,163            386,696
Change in accrued liabilities                                            (141,384)                 -             10,844
Change in other payables                                                  (57,248)           (17,351)          (118,484)
Change in employee payables                                                22,676                893             95,639
Change in deferred revenue                                                (92,364)            25,806             (1,987)
--------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (1,326,396)          (364,029)        (4,716,750)
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                         (258,837)           (44,358)        (1,002,187)
--------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                        (258,837)           (44,358)        (1,002,187)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Change in notes payable, net                                             (624,360)           (97,485)           448,614
Change in amounts due to Acrex Ventures, Inc.                                   -            442,291          1,420,667
Change in amounts due from shareholders                                         -             43,261                  -
Cash proceeds on exercise of warrants                                      15,750                  -          1,529,083
Cash proceeds from stock subscriptions                                  3,049,033                  -          3,232,333
--------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                   2,440,423            388,067          6,630,697
--------------------------------------------------------------------------------------------------------------------------

Effect of foreign currency on cash                                            137                511             64,279
--------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     855,327            (19,809)           976,039
Cash and cash equivalents, beginning of period                            120,712             37,113                  -
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  976,039             17,304            976,039
==========================================================================================================================

SUPPLEMENT DISCLOSURES OF CASH INFORMATION
Cash paid during the period for interest                                   13,393             21,872

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
Stock issued on conversion of shareholder debt                                  -                  -            250,000
Warrants issued on settlement of Ibex
   Investment Inc. notes payable                                                -                  -            167,000
Warrants issued on settlement of Ernest Gardiner notes payable                  -                  -             33,000
Stock and warrants issued to Acrex Ventures Inc. investors                      -                  -          1,220,667
Stock issued on settlement of amounts due to Maritime Tel & Tel                 -                  -            500,000
==========================================================================================================================

SEE ACCOMPANYING NOTES

                       VOICE MOBILITY INTERNATIONAL, INC.
               Notes to Interim Consolidated Financial Information
                                 March 31, 2000
                                    Unaudited

Note 1 - Nature of Operations and Basis of Presentation

Voice Mobility International, Inc., (the `Company') is a Nevada corporation engaged in the development of unified voice messaging software through its wholly owned subsidiary, Voice Mobility Inc. The Company is in its development stage.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $1,838,096 for the three months ended March 31, 2000 [March 31, 1999 - $401,280], and had a working capital surplus of $874,030 as at March 31, 2000 [December 31, 1999 - deficiency of $1,125,785]. Management expects to raise adequate capital to fund its research, product development and administrative expenses. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to complete its research and development.

These interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

The interim consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company carried out its operations and has all its assets in Canada. Sales to one customer comprise 100% of revenues for the three months ended March 31, 2000 and 1999.

3. NOTES PAYABLE

                                                             MARCH 31,      DECEMBER 31,
                                                               2000             1999
                                                                 $                $
------------------------------------------------------------------------------------------------

Note payable to Ibex Investment Inc. ("Ibex") -
Interest at 10% per annum, due the earlier of
December 31, 2000 or the next equity financing
of VMII.  The loan is denominated in Canadian
dollars and is collateralized by a general
security agreement over the assets of the
Company
                                                                 -            628,770
Other advances are unsecured, non interest bearing
with no fixed repayment terms
                                                                 -            183,300
------------------------------------------------------------------------------------------------
                                                                              812,070
Less: current portion                                            -            812,070
------------------------------------------------------------------------------------------------
                                                                 -                  -
================================================================================================

In March 2000, the Company repaid in full its notes payable to Ibex Investments Ltd. from funds raised from its February 15, 2000 equity financing. The Company also issued stock to investors pursuant to its February 15, 2000 equity financing in exchange for the 183,300 in advances made in December 1999.

4. SHARE CAPITAL

[a]      AUTHORIZED

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share.

In connection with the recapitalization of Voice Mobility Inc. (VMI), Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of VMII. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one VMII common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to voting rights in VMII. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

As at March 31, 2000 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On February 15, 2000 the Company issued 2,250,000 units, at $2 per unit for gross cash proceeds of $4,500,000. Each unit comprises one common share of the Company and one warrant, entitling the holder to one common share, exercisable at $5.50 at any time up to February 15, 2005. The Company paid finders fees of $75,000 to Pacific Western Mortgage Corporation, a shareholder of the Company and issued 100,000 common shares of the Company to a third party. Net cash proceeds of $4,425,000 was receivable from the issuance of the units. As at March 31, 2000 $3,300,000 was received pursuant to the issuance of these units. No proforma earnings per share information has been presented as the effect of the issuance is anti-dilutive.

In the first quarter of 2000, 45,000 Series A warrants were exercised for $15,750, amounting to 45,000 common shares.

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

In March 2000 the Company authorized amendments to the 1999 Stock Option Plan, subject to shareholder approval at the next Annual Shareholders Meeting, which would increase the total number of shares authorized under such plan from 5,000,000 shares of common stock to 10,000,000 shares of common stock, and expands the range of grants to include stock appreciation rights, stock purchase warrants, restricted shares, performance units and other share based incentive awards.

The Company's 1999 Stock Option Plan and amended 1999 Stock Option Plan requires the approval of the stockholders prior to June 28, 2000.

The total options outstanding as at March 31, 2000 were 5,219,912. During the three months ended March 31, 2000 an additional 2,232,996 options were granted at exercises prices ranging from $0.75 to $9.50 per share. Accordingly, a stock option compensation expense of $740,644 was determined in accordance with "APB 25" (Accounting Principles Board Opinion Number 25) for options granted to employees, and $51,843 in stock option compensation expense was determined in accordance with "SFAS 123" (Statement of Financial Accounting Standards Number 123) for options granted to non-employees. No stock options were exercised during the three months ended March 31, 2000.

[c]      WARRANTS

As at March 31, 2000, the Company has the following common stock warrants outstanding:

                                       NUMBER OF COMMON      EXERCISE PRICE
                                        SHARES ISSUABLE            $              DATE OF EXPIRY
----------------------------------------------------------------------------------------------------
Series A warrants                           1,155,000            0.35            December 29, 2000
Series B, C and D warrants                    433,000            0.50            December 29, 2000
Series E warrants                             601,000            0.35            December 29, 2000
Series F warrants                           2,250,000            5.50            February 15, 2005
----------------------------------------------------------------------------------------------------
                                            4,439,000
====================================================================================================

[d]      LOSS PER SHARE

The following table sets forth the computation of basic earnings (loss) per share for the three months ended:

                                                               MARCH 31,             MARCH 31,
                                                                 2000                   1999
                                                                   $                      $
---------------------------------------------------------------------------------------------------
Numerator
Loss before extraordinary loss                                (1,838,096)             (401,280)
Loss for the period                                           (1,838,096)             (401,280)
Denominator
Weighted average number of common stock outstanding           16,307,903                     -
Weighted average number of common stock issuable on
   exercise of exchangeable shares                             6,600,000             6,600,000
---------------------------------------------------------------------------------------------------
Average number of common stock
   equivalents outstanding                                    22,907,903             6,600,000
---------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                   (0.08)                (0.06)
===================================================================================================

5.  RECENT PRONOUNCEMENTS

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

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Interim Consolidated Financial Statements and related notes.

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

All references to "$" or "dollars" refer to U.S. Dollars.

Results of Operations for the three-month periods ended March 31, 2000 and March 31, 1999:
--------------------------------------------------------------------------------

     Sales - Sales for the three month period ended March 31, 2000 was $93,016, compared to $27,385 for the three month period ended March 31, 1999. All sales for the three-month period ended March 31, 2000 is recognition of deferred revenue from 1999. In March 1999 we signed a trial agreement with a customer, and on October 2, 1999 completed the first delivery of our e-go 4.0 system to this customer. The revenue was deferred until the completion of the contract term. All sales for the three-month period ended March 31, 1999 is from the sale of 3rd party telephony hardware.

     Cost of sales - Cost of sales is comprised of software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of sales was $32,620 and $23,424 for the three month periods ended March 31, 2000 and 1999 respectively.

     Operating Expenses

     Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $403,149 and $129,893 for the three months periods ended March 31, 2000 and March 31, 1999 respectively. The increase of $273,256 reflects employee stock option compensation cost of $35,573 that was determined using the intrinsic method in accordance with APB 25.

     The additional increase of $237,683 in sales and marketing expense between the two periods is a result of an increase of $103,264 in sales and marketing personnel, $55,922 in advertising and promotions, $55,490 in travel and participation in industry trade shows, $21,642 in consulting fees, and $1,365 in general costs. These costs have been incurred as result of market development efforts.

     Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $778,825 and $131,929 respectively for the three months periods ended March 31, 2000 and March 31, 1999 respectively. The increase of $646,896 in research and development costs reflects an employee stock option compensation cost of $461,313 that was determined using the intrinsic method in accordance with APB 25.

     The additional increase of $185,583 in research and development costs between the two periods is the result of an increase of $158,371 in personnel costs, $8,808 in leased office space and utility costs, $10,054 in data and voice transmission costs and $8,350 in general research and development costs.

     General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $765,231 and $121,547 for the three months periods ended March 31, 2000 and March 31, 1999 respectively. The increase of $643,684 reflects a stock option compensation cost of $243,758 that was determined using the intrinsic method in accordance with APB 25. The increase also reflects a stock option compensation cost of $51,843 that was determined in accordance with SFAS 123.

     The additional increase of $348,083 in general and administrative costs between the two periods is the result of an increase of $47,478 in personnel costs, $137,443 in professional and legal costs, $79,627 in consulting fees, $35,155 in depreciation and amortization costs, $6,506 in lease of office space, and $41,874 in general administrative costs. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

     Interest Expense (Income), Net - Our interest expense is primarily related to short-term debt. Interest expense (income), net was ($48,713) and $21,872 for the three month periods ended March 31, 2000 and March 31, 1999 respectively. The difference of ($70,585) in interest expense (income), net between the two periods primarily resulted from the reversal of a $60,000 interest accrual made in 1999.

     Income Taxes - At March 31, 2000 the Company had no US tax net operating losses. Non capital losses of our operating subsidiary, Voice Mobility Inc., are restricted by Canadian Income Tax Law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act. As at December 31, 1999 the Company has Canadian tax net operating losses of approximately $3,627,000 that will begin expiring in the year 2000 through to 2006.

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

Liquidity and Capital Resources

     We do not anticipate any significant sales revenue until the third quarter of 2000. We also anticipate significant expenditures in the next twelve months as we increase our research and development efforts, and our international sales and marketing efforts. As a result, we anticipate our cash outflows to continue to exceed our cash inflows over the next 12 months. Our liquidity over the next 12 months is contingent on our raising money through equity financings to meet our short term needs.

On February 15, 2000 we issued 2,250,000 units at $2.00 per unit for gross cash proceeds of $4,500,000. Each unit comprised one common share and one Series F warrant entitling the holder to one common share, exercisable at $5.50 at any time up to February 15, 2005. As at March 31, 2000 we received a total of $3,300,000 from the issuance of these units and had $1,200,000 receivable.

As at March 31, 2000 we had 4,439,000 warrants outstanding that would, upon exercise, provide us a total of $13,206,100 in equity financing. As at May 8, 2000 we received a total of $34,018 from the exercise of 95,050 warrants. If the remaining 4,343,950 warrants are exercised we will receive $13,172,082 which would be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. However, there can be no assurance that the remaining warrants will be exercised.

     Our budgeted capital expenditures for the fiscal year ending December 31, 2000 is approximately $827,000 of which $258,000 has been spent. We are under no legal obligation to purchase the remaining budgeted capital expenditures.

     We currently anticipate that cash flow from operations will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible. However, we also anticipate our operating expenses will also increase in the long-term as a result of the increase in sales and marketing activities, research and development activities, as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund our activities, we may need to raise additional funds through public and private financing. No assurance can be given that additional financing will be available or that, if available, it an be obtained on terms favorable to us and our stockholders. Failure to obtain such financing could delay or prevent our planned expansion, which could adversely affect our business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.



                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities

     On February 15, 2000 the Company issued 2,250,000 units at $2.00 per unit for gross cash proceeds of $4,500,000. Each unit comprises one share of common stock of the Company and one warrant, entitling the holder to purchase one share of common stock, exercisable at $5.50 per share at any time on or before February 15, 2005. The Company paid consulting fees of (i) $75,000 to Pacific Western Mortgage Corporation, a corporation owned by William E. Krebs, an officer and director of the Company, and (ii) 100,000 shares of common stock of the Company to Robin Relph, a third party. Net cash proceeds of $4,425,000 was receivable from the issuance of the units. As at March 31, 2000 $3,300,000 was received pursuant to the issuance of these units. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance of Section 4(2) of the Securities Act of 1933 and Regulation S thereunder.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27       Financial Data Schedule

(b)  Reports on Form 8-K

     1) On January 3, 2000, we filed a report on Form 8-K relating to a press release issued on December 20, 1999 announcing the appointment of Tom O'Flaherty as President.

     2) On March 16, 2000, we filed a report on Form 8-K relating to our engagement of Ernst & Young LLP as our new independent accountant.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By: /s/Thomas G. O'Flaherty
                                         -------------------------------------
                                         Thomas G. O'Flaherty,
                                         President and Director


                                     By: /s/James Hewett
                                         -------------------------------------
                                         James Hewett,
                                         Chief Financial Officer and
                                         Principal Accounting Officer


Dated: May 15,2000