Form 10QSB/A
period 2000-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2000-05-18
CIK 1094816

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

EXPLANATORY NOTE

     This amendment to the Registrant's Quarterly Report on Form 10-QSB for the period ending March 31, 2000 is being filed solely to correct a typographical error in the Consolidated Balance Sheets. The orginal filing reported Total Stockholders' Deficiency as "($1,603,532)" and instead should have read "$1,603,532" to indicate Stockholders' surplus, and should not indicate a deficiency.

      Except as for this correction of the typographical error, the Quarterly Report for the period ended March 31, 2000 remains unchanged in all respects.


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

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
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
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 50,000,000
   [1999 - 50,000,000], 16,605,321  and 10,959,420 shares
   outstanding respectively                                                  16,606                10,960
Shares to be issued, nil shares and 3,250,901 shares
   outstanding respectively                                                       -                 3,251
Series A Preferred stock, $0.001 par value, authorized 1,000,000
   [1999 - 1,000,000], 1 share outstanding respectively                           1                     1
Additional paid-in capital                                               12,471,747             8,677,083
Deferred compensation                                                      (863,145)           (1,106,656)
Accumulated development stage deficit                                   (10,059,842)           (8,221,746)
Other accumulated comprehensive income                                       38,165                35,502
-------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      1,603,532              (601,605)
-------------------------------------------------------------------------------------------------------------
                                                                          2,106,645               851,664
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


Dated: May 15, 2000