Form 10QSB
period 2000-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2000-08-14
CIK 1094816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2000.

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

     23,827,145 shares of Common Stock as of June 30, 2000

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       VOICE MOBILITY INTERNATIONAL, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

PART - I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     a)   Consolidated Balance Sheets
     b)   Consolidated Statements of Operations
     c)   Consolidated Statements of Cash Flows
     d)   Notes to the Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART - II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                           (Expressed in U.S. Dollars)


                                                                                     UNAUDITED             UNAUDITED
AS AT                                                                                 JUNE 30,            DECEMBER 31,
                                                                                        2000                  1999
                                                                                         $                     $
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                            995,034               120,712
Accounts receivable [net of allowance for doubtful debts:
   June 30, 2000 - $21,858; December 31, 1999 - $22,403]                              24,856                16,541
Other receivables                                                                     48,127                63,024
Prepaid expenses                                                                     117,137                34,100
Inventory                                                                            225,017                93,107
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               1,410,171               327,484
Equipment and leasehold improvements [net of accumulated
    depreciation and amortization: June 30, 2000 - $330,426;
    December 31, 1999 - $195,839]                                                  1,079,661               524,180
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   2,489,832               851,664
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT
Accounts payable                                                                     505,861               318,169
Accrued liabilities                                                                   23,595               154,921
Employee related payables                                                            109,127                75,093
Deferred revenue                                                                     246,740                93,016
Notes payable                                                                             --               812,070
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                            885,323             1,453,269
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 100,000,000
   [1999 - 50,000,000], 17,227,145 and 10,959,420 shares
   outstanding respectively                                                           17,228                10,960
Shares to be issued, nil shares and 3,250,901 shares
   outstanding respectively                                                               --                 3,251
Series A Preferred stock, $0.001 par value, authorized 1,000,000
   1 share outstanding respectively                                                        1                     1
Additional paid-in capital                                                        14,449,090             8,677,083
Deferred compensation                                                               (617,327)           (1,106,656)
Accumulated development stage deficit                                            (12,268,823)           (8,221,746)
Other accumulated comprehensive income                                                24,340                35,502
------------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               1,604,509              (601,605)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   2,489,832               851,664
====================================================================================================================================
SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                    UNAUDITED


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED        SEPTEMBER 15, 1993
                                                             JUNE 30                          JUNE 30                TO  JUNE 30
                                                      2000            1999              2000          1999              2000
                                                        $               $                 $             $                 $
-----------------------------------------------------------------------------------------------------------------------------------
SALES                                                 13,053          28,612           106,069         55,997         1,209,742
Less cost of sales                                    11,501           4,380            44,121         27,804           737,978
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                           1,552          24,232            61,948         28,193           471,764
----------------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing                                  592,301         522,577           995,450        652,470         2,608,299
Research and development                             706,256       1,382,840         1,485,081      1,514,769         4,093,444
General and administrative                           926,422       1,298,873         1,691,653      1,420,420         4,952,073
Acquisition fee on recapitalization                       --         200,000                --        200,000           200,000
Interest expense (income), net                       (14,445)         15,844           (63,158)        37,716            96,771
----------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary items                    2,208,982       3,395,902         4,047,078      3,797,182        11,478,823
Extraordinary loss on settlement of
   debt                                                   --         790,000                --        790,000           790,000
----------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                            2,208,982       4,185,902         4,047,078      4,587,182        12,268,823
Foreign currency translation gains (losses)          (13,825)          1,083           (11,162)       (17,763)           24,340
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for
   the period                                      2,222,807       4,184,819         4,058,240      4,604,945        12,224,483
==================================================================================================================================

Loss per common share before
   extraordinary loss - basic and diluted            (0.09)          (0.28)            (0.18)         (0.25)
Loss per common share - basic and
   diluted                                           (0.09)          (0.35)            (0.18)         (0.30)
Weighted average number of common
   stock equivalents                              23,374,516        11,973,211        22,691,814     15,415,076
==================================================================================================================================
SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                                                                        SEPTEMBER 15,
                                                                  FOR THE SIX MONTHS ENDED,                1993 TO
                                                                JUNE 30,              JUNE 30,            JUNE 30,
                                                                  2000                  1999                2000
                                                                    $                     $                   $
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                       (4,047,078)          (4,587,182)         (12,268,823)
Non-cash items included in net loss
   Depreciation and amortization                                 124,828               34,154              330,425
   Stock issued on settlement of amounts due to
      Maritime Tel & Tel                                              --              500,000              500,000
   Extraordinary loss on settlement of
      Ibex Investment Inc. notes payable                              --              790,000              790,000
   Stock option compensation                                   1,501,548            2,264,419            4,412,128
   Change in allowance for doubtful accounts                          --                   --               22,984
------------------------------------------------------------------------------------------------------------------------------------
                                                              (2,420,702)            (998,609)          (6,213,287)
Change in accounts receivable                                     (8,792)              20,936              (46,631)
Change in prepaid expenses                                       (84,581)               3,154             (117,519)
Change in inventory                                             (135,325)             (52,552)            (225,790)
Change in accounts payable                                       218,860               53,441              528,000
Change in accrued liabilities                                   (128,587)              (5,293)              23,641
Change in other payables                                          (8,270)             (14,826)             (69,506)
Change in employee payables                                       36,171               26,752              109,134
Change in deferred revenue                                       157,325               26,146              247,702
------------------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                             (2,373,901)            (940,851)          (5,764,256)
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                (697,942)            (106,254)          (1,441,292)
------------------------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                               (697,942)            (106,254)          (1,441,292)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Change in notes payable, net                                    (624,360)                  --              454,240
Change in amounts due to Acrex Ventures, Inc.                         --              844,852            1,420,667
Change in amounts due from shareholders                               --                   --                   --
Cash proceeds on exercise of warrants                            185,393              133,333            1,698,726
Cash proceeds on exercise of options                             145,080                   --              145,080
Cash proceeds on issuance of common stock
     net of share issue costs                                  4,249,033                   --            4,432,333
------------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                          3,955,146              978,185            8,151,046
------------------------------------------------------------------------------------------------------------------------------------

Effect of foreign currency on cash                                (8,981)               6,857               49,536
------------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                            874,322              (62,063)             995,034
Cash and cash equivalents, beginning of period                   120,712               37,113                   --
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         995,034              (24,950)             995,034
====================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                          13,393               21,872

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
Stock issued on conversion of shareholder debt                                        250,000              250,000
Warrants issued on settlement of Ibex
   Investment Inc. notes payable                                      --              167,000              167,000
Warrants issued on settlement of Ernest Gardiner notes payable        --               33,000               33,000
Stock and warrants issued to Acrex Ventures Inc. investors                          1,220,667            1,220,667
Stock issued on settlement of amounts due to Maritime Tel & Tel       --              500,000              500,000
====================================================================================================================================
SEE ACCOMPANYING NOTES

                       VOICE MOBILITY INTERNATIONAL, INC.

               Notes to Interim Consolidated Financial Information
                                  June 30, 2000
                                    Unaudited

Note 1 - Nature of Operations and Basis of Presentation

Voice Mobility International, Inc., (the `Company') is a Nevada corporation engaged in the development of unified voice messaging software through its wholly owned subsidiary, Voice Mobility Inc. The Company is in its development stage.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $4,047,078 for the six months ended June 30, 2000 [June 30, 1999 - $4,587,182]. Management expects to raise adequate capital to fund its research, product development and administrative expenses. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to complete its research and development. Subsequent to June 30, 2000 the Company completed an equity financing and issued 500,000 units at $5.50 per unit, and received net proceeds of $2,750,000 providing the Company with additional working capital (See Note
6).


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

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company carried out its operations and has all its assets in Canada. Sales to one customer comprise 100% of revenues for the three months ended June 30, 2000 and 1999, and 2 customers for the six months ended June 30, 2000 and 1999.

3. NOTES PAYABLE


                                                     JUNE 30,      DECEMBER 31,
                                                       2000            1999
                                                         $               $
--------------------------------------------------------------------------------
Note payable to Ibex Investment Ltd. ("Ibex") -
Interest at 10% per annum, due the earlier of
December 31, 2000 or the next equity financing of
VMII. The loan is denominated in Canadian dollars
and is collateralized by a general security
agreement over the assets of the Company.             --             628,770

Other advances are unsecured, non interest bearing
with no fixed repayment terms                           --             183,300
--------------------------------------------------------------------------------
                                                                       812,070
Less: current portion                                   --             812,070
--------------------------------------------------------------------------------
                                                        --                --
================================================================================

In March 2000, the Company repaid in full its note payable to Ibex Investments Ltd. As discussed in note 4(a), the Company issued 91,650 shares of common stock pursuant to its February 15, 2000 equity financing in settlement of the unsecured advances received in December 1999.


4. SHARE CAPITAL

[a]                                AUTHORIZED

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. At the Company's Annual Shareholders Meeting held on June 9, 2000 the stockholders approved to increase the total amount of the Company's authorized common stock from 50,000,000 to 100,000,000.

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

As at June 30, 2000 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On February 15, 2000 the Company issued 2,250,000 units, at $2 per unit for gross cash proceeds of $4,500,000. Each unit comprises one common share of the Company and one warrant, entitling the holder to one common share, exercisable at $5.50 at any time up to February 15, 2005. The Company paid finders fees of $75,000 to Pacific Western Mortgage Corporation, a shareholder of the Company and issued 100,000 common shares of the Company to a third party. Net cash proceeds of $4,241,700 were received from the issuance of the units, net of $183,300 in unsecured advances received in December 1999. No proforma earnings per share information has been presented as the effect of the issuance is anti-dilutive.

In the first quarter of 2000, 45,000 Series A warrants were exercised for $15,750, resulting in the issuance of 45,000 common shares. In the second quarter of 2000, 237,550 Series A warrants were exercised for $83,143, resulting in the issuance of 237,550 common shares, and 173,000 Series B to D warrants were exercised for $86,500, resulting in the issuance of 173,000 common shares.


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

In March 2000 the Company authorized amendments to the 1999 Stock Option Plan, which increased the total number of shares authorized under such plan from 5,000,000 shares of common stock to 10,000,000 shares of common stock, and expands the range of grants to include stock appreciation rights, stock purchase warrants, restricted shares, performance units and other share based incentive awards.

The Company's 1999 Stock Option Plan and Amended 1999 Stock Option Plan were approved and adopted by the stockholders at the Annual Shareholders Meeting on June 9, 2000.

The total options outstanding as at June 30, 2000 were 5,924,729. During the six months ended June 30, 2000 3,191,795 options were granted at exercises prices ranging from $0.75 to $9.50 per share. Certain of the options were granted to employees at exercise prices less than the prevailing market price on the date of grant, and certain of the options were granted to non-employees for professional services. Accordingly, a stock option compensation expense of

$1,105,877 was determined in accordance with "APB 25" (Accounting Principles Board Opinion Number 25) for options granted to employees, and $395,671 in stock option compensation expense was determined in accordance with "SFAS 123" (Statement of Financial Accounting Standards Number 123) for options granted to non-employees. During the six months ended June 30, 2000 211,274 stock options were exercised resulting in net proceeds of $145,080. During the same period 42,708 employee stock options were cancelled As at June 30, 2000 3,863,997 stock options were available for grant under the Company's Amended 1999 Stock Option Plan.


[c]                                WARRANTS

As at June 30, 2000, the Company has the following common stock warrants outstanding:


                                               NUMBER OF COMMON   EXERCISE PRICE
                                                SHARES ISSUABLE          $            DATE OF EXPIRY
-------------------------------------------------------------------------------------------------------------
Series A warrants                                      917,450         0.35         December 29, 2000
Series B, C and D warrants                             260,000         0.50         December 29, 2000
Series E warrants                                      601,000         0.35         December 29, 2000
Series F warrants                                    2,250,000         5.50         February 15, 2005
-------------------------------------------------------------------------------------------------------------
                                                     4,028,450
=============================================================================================================

[d]                                LOSS PER SHARE


The following table sets forth the computation of basic and diluted loss per share for the six months ended:


                                                                     JUNE 30,           JUNE 30,
                                                                       2000               1999
                                                                         $                  $
-----------------------------------------------------------------------------------------------------
Numerator
Loss before extraordinary loss                                      (4,047,079)        (3,797,182)
Loss for the period                                                 (4,047,079)        (4,587,182)
Denominator
Weighted average number of common stock outstanding                 16,091,814          8,815,076
Weighted average number of common stock issuable on
   exercise of exchangeable shares                                   6,600,000          6,600,000
----------------------------------------------------------------------------------------------------
Average number of common stock
   equivalents outstanding                                          22,691,814         15,415,076
----------------------------------------------------------------------------------------------------
Basic and diluted loss per share before
 Extraordinary loss                                                      (0.18)             (0.25)
Basic and diluted loss per share                                         (0.18)             (0.30)
-----------------------------------------------------------------------------------------------------

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

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation is applied prospectively to all new awards, modifications to outstanding awards, and changes in employee status after July 1, 2000 with certain exceptions requiring earlier adoption. The Company is presently evaluating the impact, if any, that FIN No. 44 will have on the company's financial position or results of operations.

On December 3, 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB required adoption for the first fiscal quarter of fiscal years beginning after December 15, 1999, however, based on requests for additional time to consider the implications, the SEC has issued SAB 101A and SAB 101B that further delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is presently evaluating the impact, if any, that SAB No. 101 will have on the company's financial position or results of operations.

6. SUBSEQUENT EVENTS

On July 1, 2000 the Company issued 500,000 units, at $5.50 per unit for net cash proceeds of $2,750,000. Each unit comprises one share of common stock of the Company and three warrants, entitling the holder to one share of common stock per warrant, exercisable at $5.50 at any time up to July 1, 2003. No proforma earnings per share information has been presented as the effect of the issuance is anti-dilutive.

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

     Voice Mobility International, Inc. is a Vancouver-based Unified Communications company focused on emergent technologies for telecommunications providers. We are engaged in the development of Unified Communications software and introduced our first retail "e-go" 4.0 in August 1999.

     We market our Unified Communications product both to telephone companies and Internet service providers. Unified Communications allows subscribers to use a single electronic mailbox to store and retrieve voicemail, faxes, and e-mail from many types of devices, including wire-line and wireless phones, e-mail or Web browsers.

All references to "$" or "dollars" refer to U.S. Dollars.

Results of Operations for the three months ended June 30, 2000 and June 30,
1999:
--------------------------------------------------------------------------------

     Sales - Sales for the three-month period ended June 30, 2000 were $13,053, compared to $28,612 for the three-month period ended June 30, 1999 representing a 54% decrease. Sales for the three-month period ended June 30, 2000 were for the sale of third party computer hardware and software. Sales for the three-month period ended June 30, 1999 were for the sale of a trial software license and third party telephony hardware.

         In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communication software. The $250,000 was deferred and will be recognized when the basic criteria for revenue recognition are met.

     Cost of sales - Cost of sales is comprised of software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of sales were $11,501 and $4,380 for the three-month periods ended June 30, 2000 and 1999 respectively representing a 163% increase.

     Operating Expenses

     Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $592,301 and $522,577 for the three months periods ended June 30, 2000 and 1999 respectively representing a 13% increase. These costs reflect employee stock option compensation cost of $40,781 and $395,761 for the three months periods ended June 30, 2000 and 1999 respectively determined using the intrinsic method in accordance with APB 25 (Accounting Principles Board Opinion Number 25).

     The additional increase of $424,704 (net of stock based compensation) in sales and marketing expense between the three-month periods ended June 30, 2000 and 1999, is a result of an increase in sales and marketing personnel, advertising and promotions, travel and participation in industry trade shows, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of market development efforts.

     Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $706,256 and $1,382,840 for the three months periods ended June 30, 2000 and 1999 respectively representing a decrease of 49%. These costs reflect employee stock option compensation cost of $291,045 and $722,814 for the three months periods ended June 30, 2000 and 1999 respectively determined using the intrinsic method in accordance with APB 25.

     The additional decrease of $244,815 (net of stock based compensation) in research and development expense between the three-month periods ended June 30, 2000 and 1999, is primarily a result $500,000 in research and development costs recognized in June 1999 as a result of fulfilling the contingent obligation settlement with MTT in an agreement dated March 26, 1999. As a result of the acquisition of VMI, we were obligated to issue 1,428,571 shares of our common stock valued at $500,000.

     General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $926,422 and $1,298,873 for the three-months periods ended June 30, 2000 and 1999 respectively, representing a decrease of 29%. These costs reflect employee stock option compensation cost of $33,406 and $1,145,844 for the three months periods ended June 30, 2000 and 1999 respectively determined using the intrinsic method in accordance with APB 25, and stock option compensation cost of $343,828 for the three months ended June 30, 2000 determined in accordance with SFAS 123.

      The additional increase of $396,159 (net of stock based compensation) in general and administrative costs between the three-month periods ended June 30, 2000 and 1999, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

     Interest Expense (Income), Net - Our interest expense is primarily related to short-term debt. Interest expense (income), net was ($14,445) and $15,844 for the three month periods ended June 30, 2000 and 1999 respectively.


Results of Operations for the six months ended June 30, 2000 and June 30, 1999:
--------------------------------------------------------------------------------

     Sales - Sales for the six-month period ended June 30, 2000 were $106,069 compared to $55,997 for the six-month period ended June 30, 1999, representing an 89% increase. $93,016 of Sales for the six-month period ended June 30, 2000 is recognition of deferred revenue from 1999. All sales for the six-month period ended June 30, 1999 were from the sale of a trial software license and third party hardware and software.

     Cost of sales - Cost of sales were $44,121 and $27,804 for the six-month period ended June 30, 2000 and 1999 respectively representing a 59% increase.

     Operating Expenses

     Sales & Marketing - Total sales and marketing costs increased 53% to $995,450 for the six months period ended June 30, 2000 compared to $652,470 for the six month period ended June 30, 1999. These costs reflect employee stock option compensation cost of $76,355 and $395,761 for the six months periods ended June 30, 2000 and 1999 respectively determined using the intrinsic method in accordance with APB 25.

     The additional increase of $662,386 (net of stock based compensation) between the six-month period ended June 30, 2000 and

1999 is a result of an increase in sales and marketing personnel, advertising and promotions, travel and participation in industry trade shows, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of market development efforts.

     Research and Development - Total research and development costs were $1,485,081 and $1,514,769 for the six months periods ended June 30, 2000 and 1999 respectively representing a decrease of 2%. These costs reflect employee stock option compensation cost of $752,358 and $722,814 for the six months periods ended June 30, 2000 and 1999 respectively determined using the intrinsic method in accordance with APB 25.

     The additional decrease of $59,232 (net of stock based compensation) between the six-month period ended June 30, 2000 and 1999 is primarily a result $500,000 in research and development costs recognized in June 1999 as a result of fulfilling the contingent obligation settlement with MTT in an agreement dated March 26, 1999. As a result of the acquisition of VMI, we were obligated to issue 1,428,571 shares of our common stock valued at $500,000.

     General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $1,691,653 and $1,420,420 for the six months periods ended June 30, 2000 and 1999 respectively representing a 19% increase. These costs reflect employee stock option compensation cost of $277,164 and $1,145,844 for the six months periods ended June 30, 2000 and 1999 respectively determined using the intrinsic method in accordance with APB 25, and stock option compensation cost $395,671 for the six months ended June 30, 2000 determined in accordance with SFAS 123.

      The additional increase of $744,242 (net of stock based compensation) between the six-month period ended June 30, 2000 and 1999 is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

     Interest Expense (Income), Net - Our interest expense (income), net was ($63,158) and $37,716 for the six-month periods ended June 30, 2000 and 1999 respectively. The difference of ($100,874) in interest expense (income), net primarily resulted from the reversal of a $60,000 interest accrual made in 1999.

     Income Taxes - At June 30, 2000 the Company had no US tax net operating losses. Non capital losses of our operating subsidiary, Voice Mobility Inc., are restricted by Canadian Income Tax Law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act. As at December 31, 1999 the Company has Canadian tax net operating losses of approximately $3,627,000 that will begin expiring in the year 2000 through to 2006.

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

5. unanticipated delays in product development which could adversely affect our revenues or results of operations.

6. the failure or unavailability of third-party technologies and services could limit our ability to generate revenue.

Liquidity and Capital Resources

     The Company has funded its operations for the most part through equity financing. The Company must currently rely on its ability to raise money through equity to pursue any business endeavors. The majority of funds raised have been allocated to the development of our unified voice messaging software and sales and marketing initiatives. We do not anticipate any significant sales revenue until the fourth quarter of 2000. We also anticipate significant expenditures in the next twelve months as we increase our research and development efforts, and our international sales and marketing efforts. On February 15, 2000 the Company completed an equity financing and raised net proceeds of $4,241,700, net of $183,300 in unsecured advances received in December 1999. During the six months ended June 30, 2000 the Company raised $185,393 from the exercise of warrants, and $145,080 from the exercise of Employee stock options.

     As at June 30, 2000 we had 4,028,450 warrants outstanding that would, upon exercise, provide us a total of $13,036,458 in equity financing. If the remaining 4,028,450 warrants are exercised the related funds would be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. However, there can be no assurance that the remaining warrants will be exercised.

     Subsequent to June 30, 2000 the Company issued 500,000 units at $5.50 per unit and received net cash proceeds of $2,750,000. Each unit comprises one share of common stock of the Company and three Class G warrants, entitling the holder to purchase one share of common stock per warrant, exercisable at $5.50 per share at any time on or before July 1, 2003. If exercised, the newly issued 1,500,000 Class G warrants would provide the Company $8,250,000 in equity financing. However, there can be no assurance that the Class G warrants will be exercised.

     We currently anticipate that cash flow from operations will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible. However, we also anticipate our operating expenses will also increase in the long-term as a result of the increase in sales and marketing activities, research and development activities, as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund our activities, we may need to raise additional funds through public and private financing. Based on the Company's current plans and projections, Management believes that the Company has sufficient funds on hand, and has the ability to raise additional funds through equity financings to meet its current and future financial commitments until it achieves positive cash flows from operations. However, our liquidity over the next 12 months is contingent on our ability to raise such additional funds to meet our current and future commitments.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any litigation which would be required to be disclosed under Item 103 of regulation S-B as at the date of this Filing.

Item 2. Changes in Securities

     On July 1, 2000 the Company issued 500,000 units to accredited investors located outside the United States at $5.50 per unit for cash proceeds of $2,750,000. Each unit comprises one share of common stock of the Company and three warrants, entitling the holder to purchase one share of common stock per warrant, exercisable at $5.50 per share at any time on or before July 1, 2003. No underwriters were involved in such sale. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance of
Section 4(2) of the Securities Act of 1933 and Regulation S thereunder.



Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     a) The Company held its annual general meeting of shareholders on June 9, 2000 in Vancouver, Canada.

     b) Four proposals were adopted at the annual general meeting by the margins indicated.

          1) To amend the Company's Articles of Incorporation to increase the total amount of the Company's authorized common stock from 50,000,000 to 100,000,000 shares. Votes were 14,487,067 For,
               6,161 Against, and 63 Abstaining.

          2) The adoption of the Amended and Restated Bylaws as the Bylaws of the Company. Votes were 14,207,631 For, 550 Against, and 100 Abstaining.

          3) Mr. Thomas G. O'Flaherty, James J. Hutton, William E. Krebs, Randy G. Buchamer, Colin Corey, Morgan Sturdy and David Scott were elected as directors of the Company. Votes for the directors were 14,493,191 For, and 100 Abstaining.

          4) An amendment to the Company's 1999 Stock Option Plan to increase the number of shares available under such plan to 10,000,000. Votes were 14,198,757 For, 7,861 Against, and 2,263 Abstaining.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

          2) On May 15, 2000, we filed a report on Form 8-K relating to a press release issued on April 17, 2000 announcing the appointment of David Scott and Morgan Sturdy to our Board of Directors, and a press release issued on May 9, 2000 announcing the resignation of Mrs. Edith M. Both as a Director of the Company.


          3) On May 17, 2000, we filed a report on Form 8-K relating to a press release issued on May 15, 2000 announcing the appointment of James Hewett as Chief Financial Officer.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By: /s/ Thomas G. O'Flaherty
                                         ------------------
                                         Thomas G. O'Flaherty,
                                         President and Director

                                     By: /s/ James Hewett
                                         --------------------
                                         James Hewett,
                                         Chief Financial Officer and
                                         Principal Accounting Officer


Dated: August 14,2000