Form 10QSB
period 2000-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2000-11-14
CIK 1094816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2000.

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

     25,464,476 shares of Common Stock as of September 30, 2000


     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       VOICE MOBILITY INTERNATIONAL, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

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

Signatures

PART I:  FINANCIAL INFORMATION
Item 1. Financial Statements

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                           (Expressed in U.S. Dollars)

                                                                           UNAUDITED             UNAUDITED
AS AT                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                             2000                    1999
                                                                               $                      $
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                  1,973,509              120,712
Accounts receivable [net of allowance for doubtful debts:
   September 30, 2000 - nil; December 31, 1999 - $22,403]                         --               16,541
Other receivables                                                             70,021               63,024
Prepaid expenses                                                             117,939               34,100
Inventory                                                                    240,374               93,107
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                       2,401,843              327,484
Equipment and leasehold improvements [net of accumulated
   depreciation and amortization: September 30, 2000 - $481,617;
    December 31, 1999 - $195,839]                                          1,700,344              524,180
-------------------------------------------------------------------------------------------------------------------
                                                                           4,102,187              851,664
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT
Accounts payable                                                             411,622              318,169
Accrued liabilities                                                          204,300              154,921
Employee related payables                                                    105,366               75,093
Deferred revenue                                                             242,203               93,016
Notes payable                                                                     --              812,070
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                    963,491            1,453,269
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 100,000,000
   [1999 - 50,000,000], 18,864,476 and 10,959,420 shares
   outstanding respectively                                                   18,865               10,960
Shares to be issued, nil shares and 3,250,901 shares
   outstanding respectively                                                       --                3,251
Series A Preferred stock, $0.001 par value, authorized 1,000,000
   1 share outstanding respectively                                                1                    1
Additional paid-in capital                                                19,538,815            8,677,083
Deferred compensation                                                       (414,373)          (1,106,656)
Accumulated development stage deficit                                    (16,031,194)          (8,221,746)
Other accumulated comprehensive income                                        26,582               35,502
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       3,138,696             (601,605)
-------------------------------------------------------------------------------------------------------------------
                                                                           4,102,187              851,664
===================================================================================================================

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                    UNAUDITED

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED    SEPTEMBER 15, 1993
                                                        SEPTEMBER 30,                SEPTEMBER 30,       TO SEPTEMBER 30,
                                                    2000          1999           2000          1999            2000
                                                     $              $              $             $              $
------------------------------------------------------------------------------------------------------------------------
SALES                                              85,109             --        191,178         55,997      1,294,851
Less cost of sales                                 37,538         11,450         81,659         45,018        775,516
------------------------------------------------------------------------------------------------------------------------
Gross Profit                                       47,571         11,450        109,519         10,979        519,335
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing                             1,745,364        217,547      2,740,814        904,534      4,353,663
Research and development                          752,205        282,029      2,237,286      1,849,994      4,845,649
General and administrative                      1,329,636        238,239      3,021,289      1,740,160      6,281,709
Acquisition fee on recapitalization                    --             --             --        200,000        200,000
Interest expense (income), net                    (17,263)        11,431        (80,421)        54,204         79,508
------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary items                 3,762,371        760,696      7,809,449      4,737,913     15,241,194
Extraordinary loss on settlement of
   debt                                                --             --             --        790,000        790,000
------------------------------------------------------------------------------------------------------------------------
Net loss for the period                         3,762,371        760,696      7,809,449      5,527,913     16,031,194
Foreign currency translation gains (losses)         2,241        (30,008)        (8,921)       (30,090)        26,581
------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for
   the period                                   3,760,130        790,704      7,818,370      5,558,003     16,004,613
------------------------------------------------------------------------------------------------------------------------

Loss per common share before
   extraordinary loss - basic and diluted           (0.15)         (0.07)         (0.33)         (0.29)
Loss per common share - basic and
   diluted                                          (0.15)         (0.07)         (0.33)         (0.34)
Weighted average number of common
   stock equivalents outstanding               24,722,722     11,824,327     23,373,725     16,472,020
------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.
A DEVELOPMENT STAGE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                    Unaudited

                                                                                                       SEPTEMBER 15,
                                                                       FOR THE NINE MONTHS ENDED,         1993 TO
                                                                    SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                                         2000              1999              2000
                                                                           $                 $                $
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for the period                                               (7,809,449)      (5,527,913)    (16,031,194)
Non-cash items included in net loss
   Depreciation and amortization                                         291,477           59,383         497,074
   Stock issued on settlement of amounts due to
     Maritime Tel & Tel                                                       --          500,000         500,000
   Extraordinary loss on settlement of
     Ibex Investment Inc. notes payable                                       --          790,000         790,000
   Stock option compensation                                           3,454,617        2,566,760       6,365,197
   Change in allowance for doubtful accounts                             (22,403)          18,194              --
------------------------------------------------------------------------------------------------------------------
                                                                      (4,085,758)      (1,593,576)     (7,878,923)
Change in accounts receivable                                             28,731            9,739          (8,527)
Change in prepaid expenses                                               (87,306)          (6,505)       (120,245)
Change in inventory                                                     (154,810)         (98,636)       (245,275)
Change in accounts payable                                               108,262          151,015         417,402
Change in accrued liabilities                                             57,328           10,358         209,556
Change in other payables                                                      --               --         (61,236)
Change in employee payables                                               34,246               --         107,209
Change in deferred revenue                                               156,772           64,796         247,149
------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                     (3,942,535)      (1,462,809)     (7,332,890)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                      (1,488,863)        (237,795)     (2,232,213)
------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                     (1,488,863)        (237,795)     (2,232,213)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Change in notes payable, net                                            (624,360)              --         448,614
Change in amounts due to Acrex Ventures, Inc.                                 --          964,273       1,420,667
Cash proceeds on exercise of warrants                                    442,470          823,333       1,955,803
Cash proceeds on exercise of options                                     376,249               --         376,249
Cash proceeds on issuance of common stock
     net of share issue costs                                          7,102,033               --       7,285,333
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  7,296,392        1,787,606      11,486,666
------------------------------------------------------------------------------------------------------------------

Effect of foreign currency on cash                                       (12,197)         (30,090)         51,946
------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  1,852,797           56,912       1,973,509
Cash and cash equivalents, beginning of period                           120,712           37,113              --
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               1,973,509           94,205       1,973,509
==================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                  13,393           54,204

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
Stock issued on conversion of shareholder debt                                --          250,000         250,000
Warrants issued on settlement of Ibex
   Investment Inc. notes payable                                              --          167,000         167,000
Warrants issued on settlement of Ernest Gardiner notes payable                --           33,000          33,000
Stock and warrants issued to Acrex Ventures Inc. investors                    --        1,220,667       1,220,667
Stock issued on settlement of amounts due to Maritime Tel & Tel               --          500,000         500,000
==================================================================================================================

SEE ACCOMPANYING NOTES

                       VOICE MOBILITY INTERNATIONAL, INC.
               Notes to Interim Consolidated Financial Information
                               September 30, 2000
                                    Unaudited

Note 1 - Nature of Operations and Basis of Presentation

Voice Mobility International, Inc., (the "Company") is a Nevada corporation engaged in the development of unified voice messaging software through its wholly owned subsidiary, Voice Mobility Inc. The Company is in its development stage.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $7,809,449 for the nine months ended September 30, 2000 [September 30, 1999 - $5,527,913]. Management expects to raise adequate capital to fund its research, product development and administrative expenses. The ability of the Company to continue as a going concern is dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to complete its research and development.

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

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of its unified communications software suite. The Company carried out its operations and has all its assets in Canada. Sales to one customer comprise 100% of revenues for the three months ended September 30, 2000 and 1999, and 2 customers for the nine months ended September 30, 2000 and 1999.

3. NOTES PAYABLE

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                     2000               1999
                                                                                       $                  $
-------------------------------------------------------------------------------------------------------------------

Note payable to Ibex Investment Ltd. ("Ibex") - Interest at 10% per annum, due the earlier of December 31, 2000 or the next equity financing of VMII. The loan is denominated in Canadian dollars and is collateralized by a general security agreement over the assets of the Company.
                                                                                           --             628,770
Other advances are unsecured, non interest bearing with no fixed repayment terms
                                                                                           --             183,300
-------------------------------------------------------------------------------------------------------------------
                                                                                                          812,070
Less: current portion                                                                      --             812,070
-------------------------------------------------------------------------------------------------------------------
                                                                                           --                  --
===================================================================================================================


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

In connection with the recapitalization of Voice Mobility Inc. (VMI), Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of VMII. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one VMII common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to voting rights in VMII. The Company considers each Exchangeable Share as equivalent to a share of common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

As at September 30, 2000 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

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

On September 13, 2000 the Company recorded the issuance of 200,000 units for net cash proceeds of Cdn$100,000. Each unit comprises one share of common stock of the Company and one warrant, entitling the holder to one share of common stock per warrant, exercisable at $0.50 at any time up to December 29, 2000. The issuance was pursuant to a subscription agreement dated September 20, 1999. No proforma earnings per share information has been presented as the effect of the issuance is anti-dilutive.

In the nine month period ended September 30, 2000 374,200 Series A warrants were exercised for $130,970, resulting in the issuance of 374,200 common shares, 273,000 Series B to D warrants were exercised for $136,500, resulting in the issuance of 273,000 common shares, and 500,000 Series E warrants were exercised for $175,000 resulting in the issuance of 500,000 common shares.

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

The total options outstanding as at September 30, 2000 were 6,445,423. During the nine months ended September 30, 2000, 3,973,795 options were granted at exercises prices ranging from $0.75 to $9.50 per share. Certain of the options were granted to employees at exercise prices less than the prevailing market price on the date of grant, and certain of the options were granted to non-employees for professional services. Accordingly, a stock option compensation expense of $2,585,572 was determined in accordance with "APB 25" (Accounting Principles Board Opinion Number 25) for options granted to employees, and $869,045 in stock option compensation expense was determined in accordance with "SFAS 123" (Statement of Financial Accounting Standards Number
123) for options granted to non-employees. During the nine months ended September 30, 2000 456,955 stock options were exercised resulting in net proceeds of $376,249. During the same period 58,333 employee stock options were cancelled. As at September 30, 2000, 3,097,622 stock options were available for grant under the Company's Amended 1999 Stock Option Plan.

[c]                                 WARRANTS

As at September 30, 2000, the Company has the following common stock warrants outstanding:

                                         NUMBER OF COMMON  EXERCISE PRICE
                                         SHARES ISSUABLE        $             DATE OF EXPIRY
-------------------------------------------------------------------------------------------------------------------

Series A warrants                             825,800          0.35        December 29, 2000
Series B, C and D warrants                    160,000          0.50        December 29, 2000
Series E warrants                             101,000          0.35        December 29, 2000
Series F warrants                           2,250,000          5.50        February 15, 2005
Series G warrants                           1,500,000          5.50        February 15, 2005
Series H warrants                             200,000          0.50        December 29, 2000
-------------------------------------------------------------------------------------------------------------------
                                            5,036,800
===================================================================================================================


[d]                               LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the nine months ended:

                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                                2000                       1999
                                                                                  $                          $
-------------------------------------------------------------------------------------------------------------------
Numerator
Loss before extraordinary loss                                               (7,809,449)                 (4,737,913)
Loss for the period                                                          (7,809,449)                 (5,527,913)
Denominator
Weighted average number of common stock outstanding                          16,773,725                   9,872,020
Weighted average number of common stock issuable on
   exercise of exchangeable shares                                            6,600,000                   6,600,000
------------------------------------------------------------------------------------------------------------------
Average number of common stock
   equivalents outstanding                                                   23,373,725                  16,472,020
------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share before
 Extraordinary loss                                                               (0.33)                      (0.29)
Basic and diluted loss per share                                                  (0.33)                      (0.34)
===================================================================================================================

5. RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137 and SFAS No.138, which establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. Management has not determined the impact, if any, that the adoption of the new statement will have on the consolidated results of operations or financial position of the Company.

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

     Voice Mobility International, Inc. is a Vancouver-based unified messaging company focused on emergent technologies for telecommunications providers. We are engaged in the development of unified voice messaging software and introduced our first retail unified communications product in August 1999.

     We market our Unified Communications product both to telephone companies and Internet service providers. Unified Communications allows subscribers to use a single electronic mailbox to store and retrieve voicemail, faxes, and e-mail from many types of devices, including wire-line and wireless phones, e-mail or Web browsers.

All references to "$" or "dollars" refer to U.S. Dollars.

Results of Operations for the three months ended September 30, 2000 and September 30, 1999:
--------------------------------------------------------------------------------

    Sales - Sales for the three-month period ended September 30, 2000 were $85,109 compared to nil for the three-month period ended September 30, 1999. Sales for the three-month period ended September 30, 2000 were for the sale of third party computer hardware and software. Sales for the three-month period ended September 30, 1999 previously reported as $15,553 on our Form 10-QSB/A filed on February 14, 2000 have now been retroactively adjusted to nil as a result of 1999 annual audit adjustments.

    In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our Unified Communication software. The $250,000 was deferred and will be recognized when the basic criteria for revenue recognition are met.

    Cost of sales - Cost of sales is comprised of software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of sales were $37,538 and $11,450 for the three-month periods ended September 30, 2000 and 1999 respectively representing a 228% increase.

    Operating Expenses

    Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $1,745,364 and $217,547 for the three month periods ended September 30, 2000 and 1999 respectively representing an increase of 702%. These costs reflect employee stock option compensation cost of $1,102,642 and $91,623 for the three month periods ended September 30, 2000 and 1999 respectively.

    The additional increase of $516,798 (net of stock based compensation) in sales and marketing expense between the three-month periods ended September 30, 2000 and 1999, is a result of an increase in sales and marketing personnel, advertising and promotions, travel and participation in industry trade shows, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of market development efforts.

    Sales and marketing costs for the three-month period ended September 30, 1999 previously reported as $125,924 on our Form 10-QSB/A filed on February 14,

2000 have now been retroactively adjusted to $217,547 as a result 1999 annual audit adjustments for stock based compensation costs.

    Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $752,205 and $282,029 for the three month periods ended September 30, 2000 and 1999 respectively representing an increase of 167%. These costs reflect employee stock option compensation cost of $261,676 and $143,927 for the three month periods ended September 30, 2000 and 1999 respectively.

    The additional increase of $352,427 (net of stock based compensation) in research and development expense between the three-month periods ended September 30, 2000 and 1999, is a result of an increase in research and development personnel costs, leased office space and utility costs, data and voice transmission costs, and general research and development costs.

    Research and development costs for the three-month period ended September 30, 1999 previously reported as $423,002 on our Form 10-QSB/A filed on February 14, 2000 have now been retroactively adjusted to $282,029 as a result of 1999 annual audit adjustments for stock based compensation costs.

    General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $1,329,636 and $238,239 for the three-month periods ended September 30, 2000 and 1999 respectively, representing an increase of 458%. These costs reflect employee stock option compensation cost of $115,378 and $66,792 for the three month periods ended September 30, 2000 and 1999 respectively. A further $473,373 of stock option compensation cost were recorded for the three months ended September 30, 2000 for stock option grants awarded to non-employees in exchange for consulting services.

    The additional increase of $569,438 (net of stock based compensation) in general and administrative costs between the three-month periods ended September 30, 2000 and 1999, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and other general administrative costs. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

    General and administrative costs for the three-month period ended September 30, 1999 previously reported as $316,947 on our Form 10-QSB/A filed on February 14, 2000 have now been retroactively adjusted to $238,239 as a result of 1999 annual audit adjustments for stock based compensation costs.

    Interest Expense (Income), Net - Our interest expense is primarily related to short-term debt. Interest expense (income), net was ($17,263) and $11,431 for the three month periods ended September 30, 2000 and 1999 respectively.

Results of Operations for the nine months ended September 30, 2000 and September 30, 1999:
--------------------------------------------------------------------------------

    Sales - Sales for the nine-month period ended September 30, 2000 were $191,178 compared to $55,997 for the nine-month period ended September 30, 1999, representing a 241% increase. $93,016 of sales for the nine-month period ended September 30, 2000 is recognition of deferred revenue from 1999. All sales for the nine-month period ended September 30, 1999 were from the sale of a trial software license and third party hardware and software.

    Sales for the nine-month period ended September 30, 1999 previously reported as $99,725 on our Form 10-QSB/A filed on February 14, 2000 have now been retroactively adjusted to $55,997 as a result of 1999 annual audit adjustments.

    Cost of sales - Cost of sales were $81,659 and $45,018 for the nine-month period ended September 30, 2000 and 1999 respectively representing an 81% increase.

    Operating Expenses

    Sales & Marketing - Total sales and marketing costs increased 203% to $2,740,814 for the nine month period ended September 30, 2000 compared to $904,534 for the nine month period ended September 30, 1999. These costs reflect employee stock option compensation cost of $1,178,966 and $487,384 for the nine month periods ended September 30, 2000 and 1999 respectively

    The additional increase of $1,144,698 (net of stock based compensation) between the nine-month period ended September 30, 2000 and 1999 is a result of an increase in sales and marketing personnel, advertising and promotions, travel and participation in industry trade shows, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of market development efforts.

    Sales and marketing costs for the nine-month period ended September 30, 1999 previously reported as $1,325,900 on our Form 10-QSB/A filed on February 14, 2000 have now been retroactively adjusted to $904,534 as a result of 1999 annual audit adjustments for stock based compensation costs.

    Research and Development - Total research and development costs were $2,237,286 and $1,849,994 for the nine month periods ended September 30, 2000 and 1999 respectively representing an increase of 21%. These costs reflect employee stock option compensation cost of $1,014,032 and $866,741 for the nine month periods ended September 30, 2000 and 1999 respectively.

    The additional decrease of $240,001 (net of stock based compensation) between the nine-month period ended September 30, 2000 and 1999 is a result of an increase in research and development personnel costs, leased office space and utility costs, data and voice transmission costs, and general research and development costs.

    Research and development costs for the nine-month period ended September 30, 1999 previously reported as $2,536,753 on our Form 10-QSB/A filed on February 14, 2000 have now been retroactively adjusted to $1,849,994 as a result of 1999 annual audit adjustments for stock based compensation costs.

    General and Administrative - Total general and administrative costs were $3,021,289 and $1,740,160 for the nine month periods ended September 30, 2000 and 1999 respectively representing a 74% increase. These costs reflect employee stock option compensation cost of $392,542 and $1,212,636 for the nine months periods ended September 30, 2000 and 1999 respectively. A further $869,044 of stock option compensation cost were recorded for the nine months ended September 30, 2000 for stock option grants awarded to non-employees in exchange for consulting services.

    The additional increase of $1,232,179 (net of stock based compensation) between the nine-month period ended September 30, 2000 and 1999 is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and other general administrative costs. General and administrative costs as a percentage of revenue increased between the two periods as a result of increases in expenses over the same periods. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

    General and administrative costs for the nine-month period ended September 30, 1999 previously reported as $1,956,213 on our Form 10-QSB/A filed on February 14, 2000 have now been retroactively adjusted to $1,740,160 as a result of 1999 annual audit adjustments for stock based compensation costs.

    Interest Expense (Income), Net - Our interest expense (income), net was ($80,421) and $54,204 for the nine-month periods ended September 30, 2000 and 1999 respectively. The Company earns interest income on cash through term deposits and incurs interest expense on notes payable.

    Income Taxes - At September 30, 2000 the Company had no US tax net operating losses. Non capital losses of our operating subsidiary, Voice Mobility Inc., are restricted by Canadian Income Tax Law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act. As at December 31, 1999 the Company has Canadian tax net operating losses of approximately $3,627,000 that will begin expiring in the year 2000 through to 2006.

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

Liquidity and Capital Resources

    The Company has funded its operations for the most part through equity financing. The Company must currently rely on its ability to raise money through equity to pursue any business endeavors. The majority of funds raised have been allocated to the development of our unified voice messaging software and sales and marketing initiatives. We do not anticipate any significant sales revenue until the second quarter of 2001. We also anticipate significant expenditures in the next twelve months as we increase our research and development efforts, and our international sales and marketing efforts.

    On February 15, 2000 the Company completed an equity financing and raised net proceeds of $4,241,700, net of $183,300 in unsecured advances received in December 1999. On July 1, 2000 the Company completed a second equity financing and raised net proceeds of $2,750,000. Effective October 31, 2000 the Company terminated its agreement with InTechnologies Inc. to provide the Company with up to $25,000,000 in equity financing due to InTechnologies failure to fund its commitments. During the nine months ended September 30, 2000 the Company raised $442,470 from the exercise of warrants, and $376,249 from the exercise of Employee stock options.

    As at September 30, 2000 we had 5,036,800 warrants outstanding that would, upon exercise, provide us a total of $21,029,380 in equity financing. If the outstanding warrants are exercised the related funds would be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. However, there can be no assurance that the remaining warrants will be exercised.

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

                                      PART II
                                 OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any litigation which would be required to be disclosed under Item 103 of Regulation S-B.

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

         None.

Item 4. Submission of Matters to a Vote of Security-Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         1) On September 14, 2000 we filed a report on Form 8-K relating to a press release issued on September 13, 2000 announcing the appointment of Randy Buchamer as Chairman of the Board of Directors.

         2) On September 26, 2000 we filed a report on Form 8-K relating to a press release issued on September 26, 2000 announcing an agreement with Logic Communications Inc. to provide Voice Mobility's Unified Communications-TM- software suite to telephone, internet, and cellular phone users in Bermuda.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By: /s/Thomas G. O'Flaherty
                                         ------------------
                                         Thomas G. O'Flaherty,
                                         President and Director


                                     By: /s/James Hewett
                                         --------------------
                                         James Hewett,
                                         Chief Financial Officer and
                                         Principal Accounting Officer

Dated: November 14, 2000