Form 10KSB
period 2000-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2001-04-11
CIK 1094816

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission file number:
                           --------------------------------

                       VOICE MOBILITY INTERNATIONAL, INC.
                    ----------------------------------------
           (Exact name of the Registrant as specified in its charter)

             NEVADA                                      33-0777819
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

              13777 Commerce Parkway, Richmond, B.C. Canada V6V 2X3
                    (Address of Principal Executive Offices)

                                 (604) 482-1245
                           (Issuer's Telephone Number)

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

Yes       X                      No
       --------                        --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year.  $275,190.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         As of March 26, 2001 the aggregate market value of the Company's voting and non-voting common equity held by non-affiliates was $48,118,882 based on the average bid and ask for such common equity. The calculation does not account for unexercised warrants and unexercised stock options held by non affiliates and affiliates of the Company.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                                No      X
       --------                        --------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         At March 26, 2001 we had outstanding 27,166,782 common share equivalents, consisting of 20,566,782 shares of Common Stock, 6,600,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable Shares, represented by one Series A Preferred Stock.

         Transitional Small Business Disclosure Format (check one):

Yes                                 No      X
       --------                        --------

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

        We are a Nevada corporation, incorporated on October 2, 1997, as Equity Capital Group, Inc., we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. (commonly known as VMI) in 1993. On June 24, 1999, we changed our name to Voice Mobility International, Inc. (commonly known as VMII). Unless otherwise indicated, all references to Voice Mobility means VMII and its predecessor company, VMI. See Background and Recapitalization.

        Currently, we are focused on the commercial introduction and sale of our Unified Communications software suite that we launched in July 1999. From 1993 until early 1998, our predecessor developed and marketed voice mailbox servers and other messaging products using the IBM OS2 platform and generated aggregate revenues of approximately $930,000. In 1997, IBM elected no longer to support the OS2 platform and the industry transitioned from OS2 platforms to Windows NT platform based products. Thus, in early 1998, the focus of our predecessor's business by necessity shifted to research and development efforts needed to develop a Windows NT platform based product line and, as a result, since that time, there were no significant revenues.

OUR PRODUCT

        We are engaged in the area of the telecommunications market known as "unified messaging." We will concentrate the marketing of our Unified Communications software suite to "Tier II" service providers who, in our management's opinion, are the most aggressive service providers in the marketplace. Tier II service providers include Wireless Service Providers, Competitive Local Exchange Providers (CLECs), Internet service providers (ISPs), cable operators and smaller incumbent local exchange carriers. In addition to marketing our products to Tier II service providers, we are also in the process of developing our Unified Communications products for the Tier I telephone carriers.

        Our Unified Communications software suite includes hardware and software components, and is supported with comprehensive user and administrative support documentation. Prior to install, customers are supplied with a hardware requirement specification that details the hardware components and network connections required to run Voice Mobility's Unified Communications software suite.

        Voice Mobility procures the hardware and delivers and installs it at the service provider's location by trained technicians. We will be engaged to assist in the ongoing provisioning and monitoring of the systems to ensure the quality of service for the subscribers. The physical system will often be placed in the customer's central office or switching environment. Our Unified Communications software suite is a message management and call connect platform, which has been produced to meet the evolving requirements of service providers and their customers. Our Unified Communications software suite facilitates the creation of a single personal digital mailbox that can receive multiple types of communication compatible with virtually all incoming formats or media. Our product is based on our perception that, presently, many different types of subscribers and consumers must visit many communication locations in order to retrieve information or messages. We believe that many of these subscribers would subscribe to a service that simplifies the information retrieval process. Voice Mobility's Unified Communications software suite thus gives users mobility, allowing them to access messages generally at anytime or anywhere through a variety of devices.

        We believe that for mobile workers, constant access to voice-mail and faxes over a network has significant ramifications. Wireless providers offering unified messaging as a value-added service could gain significant benefits in the increase in per-minute usage for airtime generated by the placing and receiving of phone calls and for Internet access to downloaded e-mail, voice-mail and fax correspondence. Unified messaging ensures that messages are not lost as it creates a web-based reservoir of all incoming messages. For example, inbound cellular phone calls often do not reach their recipients because the recipient's phone is off, the recipient is out of range of the carrier's antennae, the volume of traffic is too high or for other reasons. We believe that increased messaging reliability is essential for business users who generate or receive messages. Because service providers generate chargeable airtime and create brand loyalty only when calls are completed, improved reliability enhances the provider's income stream and competitive position.

        With our service, subscribers are able to call a single telephone number that is associated with all other personal contact numbers. The system will cycle through personal numbers ultimately finding the subscriber. The call is then connected in real time to the subscriber. All messages are gathered in the single box to be reviewed, stored, forwarded, or acted upon from any access device: the Internet, a cellular phone, a fixed line phone, etc. Fax and e-mail messages can also be directed to a secondary fax machine or a temporary fax machine, such as one in a client's office or in a hotel. A number of companies are developing hand-held devices that can access e-mail. Our Unified Communications software suite is designed to be compatible with such devices.

        We have designed our Unified Communications software suite to function on industry standard hardware such as Intel processor-based servers. In addition, our solution uses peripheral hardware, such as communication boards, based upon open system architectures, which support basic standards. Thus, we have achieved compatibility with legacy equipment (equipment that is already in widespread use in the market) and adjunct hardware that may be designed to work in conjunction with Voice Mobility's Unified Communications software suite. This concept is also referred to as "backward compatibility." Our pragmatic reason to provide this legacy integration is that it allows for a sale into a customer that does not wish to decommission older equipment.

Each of our Unified Communications services are described below:

        VMI MESSAGE:

        VMI Message provides a single "unified mailbox" which enables a subscriber to check for voice and fax messages. Through the use of VMI Message, subscribers do not need to access faxes at the fax machine, or listen on the phone to consecutive voice messages. A mouse-click starts, stops or deletes a voice message or pops up a fax. The mailbox stores a complete record of all messages and these messages can be retained or forwarded just as any other e-mail. Traveling subscribers can use their e-mail program or their VMI Web page to send and receive messages anywhere where they have Internet access with confidentiality and without incurring long distance charges. VMI Message subscribers keep their phone numbers but forward their messages to their unified mailbox. They receive a VMI Fax number, which they also use to call and retrieve their voice and fax messages.

        VMI FAX:

        VMI Fax is a private secure fax-to-e-mail service. The service converts faxes to e-mail attachments that subscribers can view on-screen, print, save, or forward. Faxes remain confidential, instead of sitting in a common "in-box" for everyone to see. The subscriber has no need for fax machines or dedicated fax lines, as faxes are as easy to manage as regular e-mail. VMI fax subscribers receive a specified fax number. Faxes sent to the VMI Fax number are converted into e-mail attachments that can be viewed, saved, printed, forwarded, or sent to a local fax machine for printing. Finally, subscribers can receive fax notification via pager.

        VMI CONTACT:

        VMI Contact is our full service Unified Communications solution, combining all the features of VMI Message, described above, with the convenience of one phone number service. With VMI Contact, subscribers can merge all their wired and wireless communications, cellular telephone, pager, fax, home and office numbers, into a single phone number. VMI Contact subscribers receive a single contact phone number for voice, faxing and paging. Those upgrading from VMI Fax or VMI Message service use their VMI Fax number as their VMI Contact number. Callers dial one number; and the system "locates" them at the various telephone numbers they have specified. Subscribers retain complete control as they preset the calling sequence of the various contact numbers and notification via pager.

Features of our Unified Communications software suite:

        - Find-Me-follow-Me - Subscribers can use their one number to locate them at any phone at any time.

        - Greeting - Subscribers can change their customized greetings at any time by entering their personal identification numbers and following the instructions.

        - Fax - Users receive a dedicated electronic phone number. Faxes can be forwarded to a fax machine for printing or converted to graphic files and attached to e-mail, accessible either through subscribers' e-mail or VMI's Web page.

        - Voice - Voice messages can be heard by telephone in the usual way. In addition, voice messages are converted to sound files and attached to e-mail, accessible through subscribers' e-mail or VMI Web page.

        - Internet/Web - Web access to all messages eliminates long-distance charges. The subscriber or ISP can customize web pages for branding, advertising, promotions and revenue generation. Web-based "inbox" displays a summary of waiting messages. Subscribers can forward or delete all messages or save to electronic folders in their computer's hard drive.

        - Pager Notification - Voice Mobility's Unified Communications software suite can also communicate using standard paging protocols and external paging and messaging gateways. A subscriber with an alphanumeric pager can be advised upon the arrival of a fax or voice mail. In addition, users can be informed of the number of the faxing or calling party.

        Further enhancements to this software, which are under development, will allow for the header of a fax to be sent to the pager as well as the name of the calling party from a voice mail.

        On February 27, 2001, the Company entered into a three year agreement with Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), to development a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers. The project is scheduled to be deployed in 2002.

MANAGEMENT'S MARKET ANALYSIS

        A recently published report by The Radicati Group, entitled "Unified Messaging Market Trends 2000-2004", forecasts substantial growth in the unified messaging market over the next four years. Revenues from the sale of unified messaging products are anticipated to increase from $264 million in 2000 to nearly $3.76 billion worldwide by end of 2004. According to the report the most dramatic network growth will come from the Asia/Pacific region, where market share will grow from 8% to 19% by 2004 year-end. The unified messaging installed product base is expected to grow from 3.5 million in 2000 to approximately 120 million subscribers worldwide by year end 2004.

        According to the report service revenues are expected to show the most explosive growth, from nearly $38.8 million in 2000, to $9.8 billion worldwide by 2004. Radicati expects the fastest adoption of unified messaging services to come from Europe - this market will grow to a 60% share in 2002, up from 46% in 2000. The installed base of paid-for unified messaging subscribers is expected to grow from 525,000 in 2000 to 983 million subscribers by end of 2004.

        Overall, the report indicates that the messaging market has been growing rapidly:

        -Voice messaging markets currently are growing at approximately 18% to 21% per year, in contrast to the growth of the personal computer market that is estimated at approximately 4% per year.

        -The fax machine market is maintaining a growth rate of approximately 14% per year.

        -The number of e-mail users has been estimated to reach 1.5 billion by 2002.

As global commerce and communications continue to evolve, the Internet is beginning to be viewed more as a utility than a toy. As a result, Internet builders and ISPs have the responsibility to ensure the Internet can be utilized with the same ease as the global telephone network. E-mail has become an essential tool in the Internet with burgeoning uses in e-commerce, research, and corporate and public communications. As e-mail props up the growth of the Internet, our management believes that those connected will require e-mail to provide a single communications interface carrying the electronic equivalent of a postcard as well as faxes and voice mail. Thus, we believe that Internet users will demand a single or "universal" inbox to introduce simplicity to message management and to redirect calls from office to home or from home to mobile. This functionality represents a significant step forward in reducing complexity and improving the power of the Internet.

        Furthermore, Radicati predicts that the messaging industry will shift from the e-mail, fax and voicemail integration of unified messaging, towards unified communications which includes enhanced functionality such as real time communication, internet access and content delivery via Wireless Access Protocol
(WAP) enabled devices, and the ability to conduct e-commerce transactions.

        We believe we are strongly positioned for market growth in the future, with a solid Unified Communications software suite that provides unified messaging and real time calling capability via one number. We intend to continue to differentiate ourselves from other integrated communication software developers and vendors on the bases of speed of innovation and development, price/performance and ease of use. Our current research and development initiatives are centered on the belief that a broad mix of carriers, WSPs and ISPs will be central to the introduction of the communications service to the consumer and enterprise markets in the near future.

        The current downturn in the global stock markets, including the telecommunication sector, has led to major telecommunications carriers and Tier II providers to look for new products that will generate additional revenue and reduce their customer churn. Since unified communications is one such product, we believe that the market will continue to grow to the levels forecasted by independent and our own internal research.

MARKETING STRATEGY

        We are focusing our sales effort on selling products to the Tier II telephone carriers and ISPs experiencing the greatest level of growth. Our marketing strategy is focused on completely understanding the needs of mid-size companies and their subscribers in the following market segments:

        -  Wireless service providers

        -  Competitive local exchange providers (CLEC)

        -  Internet service providers

        -  Network service providers

        -  Application service providers

        -  Content providers (local, regional and national portals)

        -  Cable companies

        While each of the above segments could produce customers, our current focus is on the first three outlined below.

WIRELESS SERVICE PROVIDERS

        As competition continues to increase in the wireless market, wireless providers are seeking innovative ways to increase profitability. Subscriber turnover is a major factor in profitability. Subscribers often "churn" so quickly that customer acquisition costs cannot be recovered. In some cases, it can take more than eighteen months for acquisition costs to be recouped, and up to three years before a subscriber's revenue provides an adequate return. Investing in customer loyalty and network innovation are the most common defenses against churning. In addition, all subscribers are not equally profitable. As in many service businesses, a small percentage of users account for the majority of revenues.

DATA CLECS

        Data CLECs, known as "DCLECs," base their business on the efficient delivery of data services. Some DCLECs are regional, others are wider in coverage, but most are focused on building high-speed data capacity and on selling bandwidth to wholesale and/or retail customers. Many DCLECs have developed divisions that sell Internet access, retail and wholesale, through large modem pools. These modem pools are distributed as portals around their network, serving multiple area codes or regions. For DCLECs, there is a significant opportunity in offering Internet based technology. Their primary corporate customers are already purchasing high-speed data connections from them, and have already demonstrated a need for a communications infrastructure. Thus, DCLECs are in a unique position to offer combined services.

        New technologies, known as digital subscriber loops or more commonly as "DSLs," are designed to transmit more information and very high speed connections through the copper wire that connects most of the households in North America. DSL is growing quite rapidly in the CLEC market. These technologies have created an opportunity to offer voice and fax communications over the same lines to the advantage of the entire unified messaging market. We believe a DSL user would likely be quite motivated by the opportunity to combine all of its required services onto one medium.

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

        In order to stave off competitive threats, many of the voice centered CLECs are offering basic Internet services to their customers. We believe our Unified Communications software suite offers another opportunity to ward off the competition. The process of connecting one type of network to another is known as convergence. Typically, convergence is used to describe the connection of the Internet to the voice network and ability of both to carry information traditionally carried by the other. Convergent technology connects to both the telephone network and the newer Internet network to allow cost effective service offerings. This "bridging" technology combines characteristics from one medium into the other.

        Voice CLECs, principally based in the world of telephony, can add substantial value to their clients by facilitating voice access to data, such as voice mail that has originated on the Internet.

INTERNET SERVICE PROVIDERS

        This market segment has recently been undergoing both consolidation and re-engineering. With the increased competition for dial-up access, major providers in this market are looking for alternative ways to increase business and retain current customer base.

        With increasing consumer options for Internet access, many ISPs have begun to focus on vertical marketing with specialization in certain marketplaces. Other ISPs have begun to move in the direction of transmission of voice services by partnering with a CLEC or, in many cases, applying for CLEC status themselves.

KEY ALLIANCES

        The Company has invested in the development of key industry relationships. During 2000, we formed a number of strategic partnerships with high tech companies whose telecommunications and other expertise will help us develop, refine and distribute our Unified Communications solution. Voice Mobility is proud of the company we keep. We have joint development programs or use component software from the following vendors and organizations:

        Microsoft - Voice Mobility is a member of the Microsoft Certified Service Provider Program (MCSP), which provides the Company with early access to Microsoft's software. This means we are quicker to market with our product development and innovations.

        Dell - Voice Mobility has a long-standing relationship with Dell. Dell's custom factory integration services help the Company automate the installation and gives customers faster delivery and assured high quality performance. The company relies on Dell to build its servers, configure and install the platform and take care of the testing and quality assurance prior to shipping.

        Aliant - Aliant Inc., one of Canada's leading telecommunications and IT companies, has an equity position in Voice Mobility. Through their LivingLAB innovations environment, Aliant and Voice Mobility work closely to develop, test and deploy the Company's Unified Communications platform.

        Telcordia - In collaboration with Innovatia and their LivingLAB(TM) and Telcordia, the Company will develop a "Next Generation" unified communications solution for Tier I telecommunication carriers worldwide.

        Phone.com - As a member of the Phone.com alliance program, Voice Mobility receives access to the latest technological advancements in wireless message retrieval systems. Technology applications, such as those provided by Phone.com will help Voice Mobility develop a product that meets the needs of the wireless market.

        Natural MicroSystems - The Company's alliance with Natural MicroSystems provides access to a broad range of development resources, sales and marketing opportunities and networking avenues.

        TARA - As an associate member of the Telecommunications Applications Research Alliance (TARA), Voice Mobility gains expertise, investment funding and access to TARA's lab facilities. This membership enables the Company to develop new services, applications and products related to communications networks.

INTERNATIONAL MARKETS

        We believe international markets should offer us particularly strong opportunities. Advanced international markets are being fueled by rapid deregulation, the rise of the Internet and competition. Emerging markets are being fueled by the very basic need for high performance, low cost telecommunications infrastructure. In these developing markets, ongoing problems exist in delivering high capacity phone or data services to the population. The problem is only now beginning to be addressed.

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

        In the interim, we believe we have a particular opportunity as our Unified Communications software suite can be used in conjunction with a wireless data service to deliver voice mail and fax services to users beyond the reach of common carrier voice services. While a particular user may not have a phone connection, he may have a wireless Internet connection.

Voice Mobility's Unified Communications software suite can be used to provide a working phone number with voice mail and fax services to this user despite the fact that the telephone carrier cannot.

        To date, Voice Mobility has signed contracts in Bermuda, Barbados, Taiwan, Venezuela and the United Kingdom. In both Bermuda and Barbados, the contracts were signed with the incumbent telecommunications service provider while in Taiwan the company provides competitive IP based voice and data services. In Venezuela, the service provider is focused on supplying Spanish-language communications services, including long distance, web hosting, ISP, and Voice over Internet Protocol (VoIP) services, mainly to small and medium size enterprises in Latin America.

        In early 2001, Voice Mobility signed two contracts with the UK division of large international telecommunications companies - Metromedia Fiber Works and Jippii. These agreements stipulate that the two companies will market Voice Mobility's Unified Communications platform to their current and potential customer base in the United Kingdom.

COMPETITION

        Segmentation of the unified messaging market has begun to take place. The market has become divided into two main camps: service provider platforms and enterprise platforms.

        SERVICE PROVIDER PLATFORMS: A service provider platform is built to meet the high capacity and high resiliency needs of the carrier environment. Typically, carrier grade systems will have fault tolerant fail-over capability and be able to handle thousands of subscribers. In addition, a fully featured billing engine is often designed directly into a carrier grade product.

        ENTERPRISE PLATFORMS: An enterprise platform is designed to connect to a PBX system already in place and typically functions with facilities more commonly found connecting office systems. Capacity is typically under 500 users.

        Vendors developing solutions for enterprise platforms are not considered by management as direct competitors. Only those companies whose main focus is on developing products for service providers are considered direct competition.

        Although a number of competitors have emerged in the unified communications space over the past year, few compete directly with Voice Mobility. ShareMedia, PulsePoint, Centrinity, Tornado, and NoticeNow are all considered direct competition.

        ShareMedia provides outsourced IP Messaging solutions, billing and network management to telecommunications companies, wireless service providers, Internet service providers, web portals and applications service providers. Product features include Find Me/Follow Me, caller ID, conferencing, instant notification and calendar options. Prior to 2000, sales efforts were focused in Asia and Europe, however they now intend to aggressively pursue North American service providers over the next 18 months.

        PulsePoint develops a unified communications product targeted at competitive local exchange carriers, wireless service providers and Internet service providers. They have experienced some success in the marketplace and differ from Voice Mobility through such features as name to speech, speech recognition and integrated fax messaging. Their customer base includes such notable companies as GTE, Pacific Bell, Scottish Telecom, Sprint and Nextlink Communications.

        With a focus on the education sector, Centrinity is committed to creating integrated communications environments that help people collaborate on-line. Enhanced features include calendaring, on-line learning, pda compatability and product availability in 9 languages.

        Tornado is a unified messaging company that integrates e-mail, voicemail, faxing and paging into a single web-based inbox. Special features include text-to-speech, voice recognition, message broadcast, e-mail consolidation, scheduling, and programming in multiple languages. Although they target all service providers, special marketing efforts are concentrated on obtaining a foothold in the Internet service provider market.

        NoticeNow specializes in private labeling and co-branding of advanced integrated messaging and call connect technologies. Internet Service Providers, telcos, portals and wireless service providers are their targets, however particular attention is paid to education. They have a strong presence in the European marketplace, and are planning aggressive marketing campaigns in North America.

        We believe our competitive advantages over the above competitors are as follows:

        - Voice Mobility's Unified Communications software suite works with any e-mail program, meaning that the end user does not need to change their e-mail address. Users simply use their existing e-mail system with our Unified Communications software suite.

        - With Voice Mobility not hosting the e-mail application, one point of failure for all messages is eliminated. In other words, if the unified communications system was to experience an outage, the e-mail system is still operating. Without unified communications, there are three points of failure - the voice mail system, the fax machine, and the email system. One point of failure is a concern for businesses buying the service. VMI feels that e-mail hosting is a business on its own as is unified communications.

        - Service Provider cost of entry into the category - We believe we are able to eliminate the risk involved for a service provider to enter the category. Voice Mobility Inc. has a pricing model that changes the buying decision from a capital expense to an operating expense. In exchange for a monthly license fee per user, Voice Mobility installs the Unified Communications software suite servers at the customer's site.

        - Market experts - Voice Mobility is approaching the market from an end user needs point of view versus a technology point of view. Extensive marketing efforts are being made to define end user needs and attributes. This information will be shared with the service provider to ensure their success.

        There are also unique competitors that straddle the marketplace, in that they both develop software and sell solutions to retail customers. Jfax.com, Inc. is an example of a company that offers a fax and unified messaging service to consumers while, at the same time, attempting to develop products to be sold to ISPs and telecommunications companies. Other companies in this category include Comverse, General Magic and Orchestrate. In our management's opinion, many of the potential customers of Jfax and other such companies will view them as competitors on the retail level.

        The international strategy that we have developed includes using high-level system integrators to provide full service consulting and engineering services to emerging carriers. This strategy is based partly upon securing knowledgeable and reliable IT consulting firms in the country or region of development and upon building products that have an easy and intuitive interface. This interface is designed to translate into other languages without excessive development burden. The strategy is built upon a complex software architecture readily adaptable to foreign languages that, by extension, creates market advantage by easing entry into foreign markets. This advantage, while unique, is replicable by a motivated competitor.

PRICING STRATEGY

        Our ongoing objective to establish alliances with our key vendors, has ensured their understanding of our long-term goals, and has resulted in fair price points for our system. We have been able to achieve very high levels of functionality and performance from our Microsoft NT-based servers, giving us a wide price advantage compared to the competing systems that are Unix based.

        Voice Mobility's Return On Investment pricing model allows for very low start-up costs and as the service providers succeed, Voice Mobility succeeds. The notion driving this pricing model enables us to remove significant barriers to entry for service providers of any size. Many opportunities exist for ISPs to re-label a wholesale product and generate revenue accordingly but, given the entrepreneurial characteristics of most service providers, they would all prefer to provide the offering themselves as a single element in an overall integrated market strategy.

        Typical commercial licensing contracts are anticipated to be signed for a two or three year term, include volume price breaks and minimum mailbox levels per month. All software and support is included in the cost per user license.

        As the market forces dictate, we will continually refine and customize our pricing strategy to meet the needs of the market.

SIGNIFICANT CUSTOMERS

        During the first quarter of 1998, MTT (which was purchased by Aliant Inc.), based in Halifax, Nova Scotia, one of Canada's largest telephone companies, contracted with Voice Mobility to deploy a technical and marketing trial of products developed by Voice Mobility in Nova Scotia. MTT conducted extensive testing for technical performance and also for customer preferences and requirements. MTT's feedback enabled VMI to refine its products to improve functionality and usability.

        Voice Mobility and MTT had jointly agreed to conduct product trials in Nova Scotia with a view to developing enhancements suitable for launching the service in Nova Scotia and exporting it to other service providers in the telecommunications industry.

        MTT was both a key early stage customer, a critical partner in building the business, as well as one of our shareholders. They contributed monetary support and intellectual and technical network expertise to the value of our initial product, VoicePlus. This value-add was documented by MTT for the duration of the product trial and was recognized by Voice Mobility as an investment in the success of both the launch of the product in Nova Scotia and export opportunities. During the technical trial, we were obligated to provide the hardware, software, and technical testing. MTT was obligated to provide network human resources, network architecture planning, network connectivity, as well as the testing location.

        During the trials, we were obligated to provide a user manual, on-site/off-site server support, software that complied with the specifications list as per the technical trial results and training of MTT Network personnel for administration and provisioning of the server. MTT was obligated to provide a manual revision, customer support, research as outlined in a research plan, service definition, business case, and a campaign brief. We received from MTT $97,011 in connection with sales arrangements from the first sale in September 1997 to December 31, 1999.

        One of our first opportunities to work with MTT was in the preparation of a joint proposal to Cable and Wireless Bartel located in Barbados that serves a market size of approximately 1,000,000 people. Bartel agreed to purchase and deploy our Unified Communications software suite in its business and consumer markets, subject to a technical and market trial of our products. We provided, with MTT, training, implementation, planning and marketing training and support.

        The recent involvement of MTT in a Pan-Atlantic consolidation of incumbent telephone companies has created a new company, Aliant, Inc. The size of the market served by Aliant is 5 million people and present annual revenues are in excess of Cdn$1.7 billion. MTT garnered Cdn$716,000,000 in revenues in its last fiscal year.

        In April 2000, we signed a licensing agreement with Ikano, a U.S. based ISP specializing in Internet branding. Ikano will feature Voice Mobility's Unified Communications software suite as a value-add to their existing service brands.

        In May 2000, Innovatia, a wholly owned subsidiary of Aliant licensed our technology. Voice Mobility's Unified Communications software suite will be used to strengthen Innovatia's current telecommunications offering, making their package even more appealing to existing and potential customers throughout Canada and the US.

        In December 2000, Voice Mobility's relationship with Aliant Inc. expanded as Aliant signed a Letter of Intent whereby the companies will jointly develop and test VMI's new carrier-class Unified Communications solution. As part of the agreement, Aliant agreed to shift its 300,000 voice mail subscribers to VMI's solution.

        In January 2001, Voice Mobility signed a three-year agreement with LD Telecom to deploy VMI's Unified Communications solution in Venezuela, Columbia, the Dominican Republic, Ecuador, El Salvador, Guatemata and Peru. This is Voice Mobility's first deployment in Latin America and the agreement includes a target of 80,000 unified mailboxes in the first year.

        In January 2001, Voice Mobility signed a contract with Jippii UK, a leading UK Internet Company and a subsidiary of Finland's Jippii Group. Jippii would market VMI's Unified Communications software suite to its customers.

        In February 2001, Metromedia Fiber Network UK (MFN), a subsidiary of the US-based Metromedia Fiber Network, agreed to market VMI's Unified Communications software suite as a value-added service to its customers. When MFN's international network is complete it will comprise a fiber-optic infrastructure of 3.6 million miles in 67 cities.

        On February 27, 2001, the Company entered into a three year agreement with Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. (`Aliant"), to development a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers. The product is scheduled to be deployed in 2002.

LICENSES AND TRADEMARKS

        All copyright and trade secret rights in any software modifications, enhancements, and improvements and new developments made to VoicePlus, predecessor name to Radi8, in the course of the product trials are owned by Voice Mobility.

        We have applied or intend to apply to register the trademarks, "Voice Mobility(TM)", "Follow-Me-Find-Me(TM)", "Radi8(TM)", and "Unified
Communications(TM)" in both the United States and Canada.

        We have joint development programs or use component software from the following vendors and organizations:

        -  Microsoft Corporation
        -  Allaire Corporation
        -  Natural Microsystems
        -  Aliant
        -  TARA
        -  Dell Computers
        -  SendMail Inc.
        -  Phone.com

        Microsoft Corporation provides the NT Operating System and the framework for the relational database (SQL Server). This represents approximately 25% of the code base. SendMail, a small Internet mail utility used to route and manage email in the product, represents a further 2%. We also use a product called "Cold Fusion" developed by Allaire Corporation. This is a web-based utility to build web pages that can extract data directly from a database. This represents approximately 5% of the code base.

        Where applicable, we have joined the developer programs of each of the companies named above and will seek any opportunity to leverage partner programs or develop relationships where possible. While we have written all of our software to utilize component software from these developers, we have had extensive experience with competitive offerings. Although the loss of one of these key software vendors would result in some delay, our management does not consider that a prolonged delay would be likely.

EMPLOYEES

        As of December 31, 2000, we employed 74 people, 21 of who are engaged in marketing and sales, 43 in research, development and support, and 10 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

RESEARCH AND DEVELOPMENT

Research and development expenses for the fiscal years ended December 31, 2000 and December 31, 1999 are $2,709,048 and 2,250,153 respectfully.

RISK FACTORS

        OUR BUSINESS FACES SIGNIFICANT RISKS. THE RISKS DESCRIBED BELOW MAY NOT BE THE ONLY RISKS WE FACE. ADDITIONAL RISKS THAT WE DO NOT YET KNOW OF OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

        The following risks and uncertainties could affect our operating results and financial condition and could cause our actual results to differ materially from our historical results.

RISKS RELATED TO US

        OUR BUSINESS MODEL IS IN ITS EARLY STAGES AND MAY NOT BE AS SUCCESSFUL AS WE ANTICIPATE.

        In early 1998, the focus of our predecessor's business by necessity shifted to research and development efforts needed to develop a Windows NT platform-based product line. Given this shift in our business focus, even though our predecessor and we have had limited revenues from operations since 1993, we are at an early stage of entering the commercial marketplace. Our future operating results are subject to a number of risks, including our ability to implement our strategic plan, to attract qualified personnel and to raise sufficient financing as required. Our management's inability to guide growth effectively, including implementing appropriate systems, procedures and controls, could have an adverse effect on our financial condition and operating results.

        WE ARE LOCATED IN CANADA BUT DO BUSINESS PRIMARILY IN THE U.S., WHICH SUBJECTS US TO RISKS IN EXCHANGE RATE FLUCTUATIONS.

        We face foreign currency exchange risk because a majority of our revenue is denominated in U.S. dollars and a majority of our operating costs are incurred in Canadian dollars. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency will result in fluctuations in our annual and quarterly results. If the Canadian dollar were to strengthen in relation to the U.S. dollar, our effective costs would rise in relation to our revenues, adversely affecting our profitability and competitive position.

        WE HOLD NO PATENTS ON OUR TECHNOLOGY.

        We do not have and do not intend to apply for patents on our products. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive. In addition, patents would have the effect of publicizing the source code or other proprietary aspects of our products. Further, we intend continually to improve and upgrade our products. As a consequence, any patent protection may be out of date by the time the patent is granted.

RISKS RELATED TO OUR INDUSTRY

        OUR BUSINESS IS SUBJECT TO RISKS RELATED TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD INCREASE COST AND UNCERTAINTY.

        The telecommunications industry is characterized by rapidly changing technology and evolving industry standards. Our success will depend heavily on our continuing ability to develop and introduce enhancements to our existing systems and new products that meet changing markets. We can make no assurance that our technology or systems will not become obsolete due to the introduction of alternative technologies. If we are unable to continue to innovate successfully, our business and operating results could be adversely affected.

        WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

        The market for unified messaging software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including ShareMedia, PulsePoint, Centrinity, Tornado and NoticeNow and others, may have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line which may provide a more comprehensive solution than ours. Increased competition in the unified messaging industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business and profitability.

BACKGROUND AND RECAPITALIZATION

        Our predecessor company, VMI, was incorporated in 1993, as a British Columbia corporation. In December 1997, the shareholders of VMI entered into a transaction with Acrex Ventures Ltd. ("Acrex"), an inactive company listed on the Vancouver Stock Exchange with no business operations, through which the Voice Mobility business plan would be financed. Prior to entering into the agreement with VMI, Acrex had approximately 150 shareholders, excluding participants in the Acrex private placements.

        The proposed transaction with VMI was intended to be a "reverse takeover" by VMI (the "RTO Concept"), and characterized as a recapitalization of VMI for accounting purposes.

        Between December 1997 through March 1999, Acrex consummated a series of four private placements undertaken in Canada, and raising an aggregate of Cdn$2,022,500 (approximately $1.4 million). In each private placement, investors were offered units ("Acrex Units") consisting of Acrex common shares and warrants to acquire Acrex common shares. Pending regulatory approval and finalization of the transaction between Acrex and VMI, the net proceeds of such private placements of approximately $1.26 million were loaned to VMI to fund research and development activities, operations, and working capital.

        On August 30, 1998, Acrex applied to the Vancouver Stock Exchange to approve its acquisition of VMI as the basis for its first business operations. However, by March 31, 1999, the application had not been approved by the Vancouver Stock Exchange, being still in process, and the share acquisition agreement between Acrex and the VMI shareholders expired. Because of these continuing delays, management of Acrex and VMI decided to pursue other sources of financing to expedite the strategy.

        Thus, in March 1999, as an alternative to financing Voice Mobility's business plan through Acrex, the directors and certain principals and shareholders of VMI and Acrex initiated discussions with Equity Capital Group, Inc. ("Equity Capital"), an unrelated Nevada corporation with shares listed on the OTC Bulletin Board. The discussions were focused on structuring a transaction in which the combined shareholders of VMI and Acrex and the investors in the Acrex private placements would acquire control of Equity Capital. Because the Acrex private placements contemplated the combination of VMI and the financing of Voice Mobility's business plan, the principals of VMI and Acrex effectively worked in concert as the effective shareholder or "stakeholder" group implementing the Voice Mobility business plan and the RTO Concept. Further, the three directors controlling VMI, were also Directors of Acrex and effectively controlled the board of directors of Acrex.

        Equity Capital's acquisition of VMI was intended to mirror Acrex's application to the Vancouver Stock Exchange in August 1998 to provide the investors in the Acrex private placements with essentially the same economic position in Equity Capital as they would have expected in the acquisition of Voice Mobility by Acrex. This would be accomplished by mirroring the capital structure of Equity Capital to the proposed capital structure of Acrex as proposed to the Vancouver Stock Exchange. Thus, the number of common shares and warrants of Equity Capital which each investor in the Acrex private placements would receive was intended to mirror the number of shares and warrants to have been received in the form of Acrex Units.

        On April 1, 1999, certain principals of Voice Mobility Inc. took the first steps to implement the Voice Mobility business plan through Equity Capital by entering into a stock purchase agreement with Equity Capital and its majority shareholder to acquire an aggregate of 8,418,000 common shares of Equity Capital, representing over 90% of the outstanding common stock of Equity Capital for a cash purchase price of $200,000. Of such 8,418,000 shares, 8,293,000 shares were newly issued shares and 125,000 shares were acquired from Equity Capital's majority shareholder. The $200,000 purchase price was placed in trust with Equity Capital's attorney subject to the closing of Equity Capital's acquisition of Voice Mobility (which was consummated on June 24, 1999 as described below) and other conditions. Among others, the April 1, 1999 agreement also contemplated that Equity Capital would be a "shell" corporation, with no assets or liabilities. From April 1999 to June 24, 1999, Equity Capital completed the assignment of its remaining assets and liabilities to Pioneer Growth Corporation, an unrelated third party. The 8,418,000 shares of Equity Capital were held in trust by attorneys-in-fact for the purchasers subject to the closing of the acquisition of Voice Mobility.

        Following April 1, 1999, the original shareholders of Voice Mobility Inc. were advised that they could face significant Canadian income tax liability as a result of a cross-border transaction with the U.S. entity Equity Capital. The shareholders of Voice Mobility Inc. immediately thereafter began to seek legal counsel and tax advisors with sufficient professional experience in such dealings. It took some time to find and retain qualified securities counsel and tax accountants with experience in such transactions. Once the tax accountants and securities lawyers were consulted it was determined that the most effective means of minimizing personal Canadian taxes for the Voice Mobility Inc. shareholders and to comply with Canadian tax legislation, required the formation of a new corporation, Voice Mobility Canada Limited ("VM Canada"), as a wholly owned subsidiary of Equity Capital. The formation of VM Canada took time to complete because certain special share rights had to be properly structured and drafted, various name searches needed to be conducted, and the company needed to be incorporated and capitalized.

        Thus, on June 24, 1999, Equity Capital, through its newly created wholly owned subsidiary, VM Canada, acquired 100% of the outstanding common shares of VMI. In such acquisition, the shareholders of VMI exchanged their shares of VMI for 6,600,000 Exchangeable Shares of VM Canada. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and is entitled to the same voting, dividend and other rights as one VMII common share. In addition, a share of preferred voting stock was issued to the transfer agent in trust for the holders of the VM Canada Exchangeable Shares, to provide a mechanism for holders of the VM Canada Exchangeable Shares to exercise their voting rights. The Company considers each Exchangeable Share as equivalent to a share of its common stock. Concurrent with this transaction, Equity Capital changed its name to our current name, Voice Mobility International, Inc.

        Following the completion of the acquisition of VMI, on July 1, 1999, the $200,000 purchase price for the 8,418,000 common shares of Equity Capital was released by Equity Capital's attorney.

        Following completion of the acquisition of VMI, VMII (formerly Equity Capital) took the next steps in fulfilling Acrex's obligations to its investors under the Acrex private placements. The 8,418,000 shares of Equity Capital held by the attorneys-in-fact were issued as follows: 5,010,907 shares were issued to the Acrex private placement investors, with each of the Acrex private placement investors allowed to participate in such offering substantially pro rata in relation to their participation in Acrex; 2,256,093 shares were issued to certain original shareholders of Acrex; 101,000 shares were issued to an original shareholder of Voice Mobility Inc.; and 1,050,000 shares were issued to certain finders and outside professional advisors who assisted in the consummation of the combined April 1 and June 24 transaction.

        On June 30, 1999, VMII completed its undertaking to fulfill Acrex's obligations to its investors under the Acrex private placements by issuing warrants to acquire an aggregate of 4,793,000 shares of Common Stock of VMII to the investors in the Acrex private placements. Such warrants were issued to the investors substantially pro rata to the number of warrants the investors were to have received in each of the Acrex private placements, at the same exercise prices, as adjusted for the currency translation from Canadian dollars to U.S. dollars. Thus, upon completion of transactions, the original investors in the Acrex private placements received, in the aggregate through the April 1999 offering of Common Stock and the June 1999 offering of warrants, substantially the equivalent economic terms in the form of VMII Common Stock and warrants, which they would have received in the Acrex Units. As a result, Acrex discharged its obligations under the private placements.

        Upon completion of such transactions at June 24, 1999, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of VMI (43%), certain shareholders of Acrex (15%), and the investors in the Acrex private placement (32%) held approximately 90% of the capital stock of VMII (formerly Equity Capital), thereby constituting a recapitalization of VMI through the acquisition of Equity Capital.

ITEM 2.  DESCRIPTION OF PROPERTY.

        Our United States office is located in shared office premises at Suite 200, 5031 South Ulster Parkway, Denver, Colorado, 80237 under a month-to-month arrangement with the lessor of the premises who is not affiliated with us. We pay no rent under an oral understanding.

        In December 1999, we relocated the offices of our operating subsidiary, VMI, and entered into a lease of approximately 4,900 square feet at 13777 Commerce Parkway, Richmond, BC V6V 2X3 at a basic rate of Cdn$75,950 per year plus expenses. Payments commence April 1, 2000 and the lease expires December 31, 2002.

        VMI leases an engineering facility at 20 - 3318 Oak Street, Victoria, BC, V8X 1R1, of 5,387 square feet, under a lease with an unaffiliated party that expires on May 31, 2004, at Cdn$128,931 per year.

        Additional sales offices include shared facilities rented at 445 Park Avenue, 9th Floor, New York, NY, 10022 for $3,000 per month; at 140 Tabernacle Street, Suite 44B, London, England EC2A 4SD for $2,000 per month; 16633 North Dallas Parkway, Addison, Texas, 75001 for $1,050 per month.

        We believe that existing facilities are adequate for our needs through at least the end of 2001. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

        We are not a party to any litigation required to be disclosed under Item 103 of Regulation S-B as at the date of this filing. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are not currently involved in any such other proceedings which we believe will materially and adversely affect us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our common stock was listed and commenced trading on the OTC Bulletin Board on June 30, 1999 under the symbol "VMII" and on the Frankfurt Stock Exchange on April 12, 2000 under the symbol "VMY". Since June 30, 1999, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTC Bulletin Board:

             PERIOD         HIGH (U.S.$)      LOW (U.S.$)     VOLUME
             ------         ------------      -----------     ------
1999
  Third Quarter ...........   $3.31             $2.13         675,000
  Fourth Quarter ..........   $3.31             $1.81         625,300

2000
  First Quarter ...........  $11.00             $2.00       2,339,600
  Second Quarter ..........   $9.13             $4.69       1,762,500
  Third Quarter ...........   $7.25             $5.00       1,827,500
  Fourth Quarter ..........   $5.25             $1.94       1,974,900
2001
  January 1 - March26         $2.44             $1.81         777,700

         These quotations were taken from the OTC Bulletin Board Historical Research Service. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

          The number of shareholders of record as at December 31, 2000 was 162. At March 26, 2001 we had outstanding 27,166,782 common share equivalents, consisting of 20,566,782 shares of Common Stock and 6,600,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable Shares, represented by one Series A Preferred Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

        Voice Mobility International, Inc. is a Vancouver-based unified voice communications company focused on emergent technologies for telecommunications providers. We are engaged in the development, sales and marketing of unified voice communications software and introduced our first retail Unified Communications product in July 1999.

        We market our Unified Communications product both to telephone companies and Internet service providers. Unified Communications allows subscribers to use a single electronic mailbox to store and retrieve voicemail, faxes, and e-mail from many types of devices, including wire-line and wireless phones, e-mail or Web browsers.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

        SALES - Sales for the fiscal year ended December 31, 2000 were $275,190 compared to $55,997 for the fiscal year ended December 31, 1999 representing an increase of 391%. Sales for the fiscal year ended December 31, 2000 represent the recognition of $93,016 in deferred revenue from 1999, $98,162 for the sale of third party computer hardware and software, $21,512 for server installation and setup charges, and $62,500 of software license revenue based on our software license agreement with Ikano Communications Inc. Sales for the fiscal year ended December 31, 1999 were from the sale of a software license and third party hardware and software.

        We entered into a three year license agreement with Ikano
Communications, Inc. and received $250,000 for the installation, set up and maintenance of our Unified Communication software. Revenue from this arrangement is recognized ratably over the term of the agreement. $62,500 of the payment was recognized in the fiscal year ended December 31, 2000

        COST OF SALES - Cost of sales is comprised of third party software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of sales were $86,498 and $51,843 for the fiscal years ended December 31, 2000 and 1999 respectively representing a 67% increase.

OPERATING EXPENSES

        SALES & MARKETING - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $3,588,642 and $1,190,754 for the fiscal years ended December 31, 2000 and 1999 respectively representing an increase of 201%. These costs reflect employee stock option compensation cost of $1,178,996 and $597,891 for the fiscal years ended December 31, 2000 and 1999 respectively.

        The incremental increase of $1,816,783 (net of stock based compensation) in sales and marketing expense between the fiscal years ended December 31, 2000 and 1999, is a result of an increase in sales and marketing personnel, advertising and promotions, travel and participation in industry trade shows, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of market development efforts.

        RESEARCH AND DEVELOPMENT - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $2,709,048 and $2,250,153 for the fiscal years ended December 31, 2000 and 1999 respectively representing an increase of 20%. These costs reflect employee stock option compensation cost of $964,673 and $1,023,429 for the fiscal years ended December 31, 2000 and 1999 respectively.

        The incremental increase of $517,651 (net of stock based compensation) in research and development expense between the fiscal years ended December 31, 2000 and 1999, is a result of an increase in research and development personnel costs, leased office space and utility costs, data and voice transmission costs, and general research and development costs.

        GENERAL AND ADMINISTRATIVE - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $3,639,028 and $2,351,643 for the fiscal years ended December 31, 2000 and 1999 respectively, representing an increase of 55%. These costs reflect employee stock option compensation cost of $162,089 and $1,289,260 for the fiscal years ended December 31, 2000 and 1999 respectively. A further $880,500 of stock option compensation cost was recorded for the fiscal year ended December 31, 2000 for stock option grants awarded to non-employees in exchange for consulting services.

        The incremental increase of $1,534,056 (net of stock based compensation) in general and administrative costs between the fiscal years ended December 31, 2000 and 1999, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and other general administrative costs. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

        INTEREST EXPENSE - Our interest expense was $16,411 and $70,209 for the fiscal years ended December 31, 2000 and 1999 respectively. The decrease in interest expense resulted from the decrease in notes payable in 2000.

        INTEREST INCOME - Interest income was $113,490 and nil for the fiscal years ended December 31, 2000 and 1999 respectively. In 2000, we earned interest income on cash though term deposits.

        INCOME TAXES - At December 31, 2000 we have $136,000 US tax net operating losses that expire in 2020. As at December 31, 2000 we have Canadian tax net operating losses of approximately $9,328,000 that will expire in the years 2001 through to 2007. Non-capital losses of our Canadian operating subsidiary, Voice Mobility Inc., are restricted by Canadian Income Tax Law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2000 and 1999 respectively, the

Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         SALES - Sales for the fiscal year ended December 31, 1999 were $55,997 compared to $119,248 for the fiscal year ended December 31, 1998 representing an decrease of 53%. Sales for the fiscal year ended December 31, 1999 were from the sales of a software license and third party hardware and software. Sales for the fiscal year ended December 31, 1998 were from the sale of third party hardware and software, server installation and setup charges. All sales over both periods were sales of equipment and software that was in the beta stage of development.

         COST OF SALES - Cost of sales is comprised of third party software licenses, telephony hardware, data and voice transmission costs, and installation costs. Cost of sales were $51,843 and $75,439 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively, representing a 31% decrease.

OPERATING EXPENSES

         SALES AND MARKETING - Our sales and marketing costs consist primarily of personnel costs, stock compensation, advertising, promotions, public relations, trade shows and business development. Total costs were $1,190,754 and $189,691 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively, representing an increase of 528%. The increase of $1,001,063 reflects employee stock option compensation cost of $597,891.

         The incremental increase of $403,172 in sales and marketing expense between the two years is a result of an increase of $167,325 in sales and marketing personnel costs, $64,366 in promotions, $117,514 for travel and participation in industry trade shows, and $53,967 in general sales and marketing costs. These sales and marketing expenditures have been incurred as result of market development efforts.

         RESEARCH AND DEVELOPMENT - Our research and development costs consist primarily of personnel costs, stock compensation, data and voice transmission, and related facility costs. Research and development costs were $2,250,153 and $283,918, for the fiscal years ended December 31, 1999 and December 31, 1998, respectively, representing an increase of 693%. The increase of $1,966,235 in research and development costs from 1998 to 1999 primarily reflects an employee stock option compensation cost of $1,023,429.

         The incremental increase of $942,806 in research and development costs between the two years is the result of an increase of $344,928 in personnel costs, $34,988 in leased office space and utility costs, $29,512 in data and voice transmission costs and $33,378 in general research and development costs. $500,000 in research and development costs was recognized in accordance with an arrangement with Aliant Inc. dated March 26, 1999. As a result of the acquisition of VMI, we were obligated to issue 1,428,571 shares of our common stock valued at $500,000.

         GENERAL AND ADMINISTRATIVE - Our general and administrative costs consist primarily of personnel costs, stock compensation, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $2,351,643 and $460,911 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively, representing an increase of 410%. The increase of $1,890,732 primarily reflects an employee stock option compensation cost of $1,289,260.

         The incremental increase of $601,472 in general and administrative costs between the two years is the result of an increase of $110,560 in personnel costs, $247,873 in professional and legal costs, $52,208 in consulting fees, $11,167 in lease of office space, $60,000 in accruals for interest, and $119,664 in general administrative costs.

         ACQUISITION FEE FOR RECAPITALIZATION - The acquisition fee of $200,000 was for payments related to legal fees in the reverse acquisition of VMII. These fees have been expensed as a fee for the recapitalization in the year ended December 31, 1999.

         INTEREST EXPENSE - Our interest expense is primarily related to short-term debt. Interest expense was $70,209 and $39,887 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. The increase of $30,322 between the two years resulted from an increase in notes payable and shareholder advances.

         INCOME TAXES - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 1999 and 1998 respectively, the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

         EXTRAORDINARY LOSS - In March 1999 VMI and Acrex agreed to a loan settlement transaction with Ibex Investments Ltd. ("Ibex"). Pursuant to these understandings VMII issued warrants to purchase 500,000 shares of Common Stock to Ibex in settlement of a loan made by Ibex to VMI in the principal amount of $167,000. The original loan agreement did not provide for the settlement of debt with equity instruments. Consequently an extraordinary loss of $790,000 has been recorded based on the difference between the fair value of the equity instruments issued and the carrying value of the retired debt. The fair value of the warrants was estimated using the Black Scholes option pricing model.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

        Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

1. The amount and timing of expenditures required developing strategic relationships to enhance sales and marketing.

2. Changes in the growth rate of Internet usage and acceptance by consumers of unified messaging systems.

3. Emergence of new services and technologies in the market in which we compete; and fluctuations of foreign currency exchange rates.

4. Unanticipated delays in product development that could adversely affect our revenues or results of operations.

5. The failure or unavailability of third-party technologies and services could limit our ability to generate revenue.

LIQUIDITY AND CAPITAL RESOURCES

        To date, we have funded our operations through equity financing. We currently rely on our ability to raise money through equity financings to pursue new business endeavors. The majority of funds that we have raised have been allocated to the development of our unified voice messaging software and sales and marketing initiatives. We do not anticipate any significant sales revenue until the second quarter of 2001. We also anticipate significant expenditures in the next twelve months as we increase our research and development efforts.

        On February 15, 2000 we completed an equity financing and raised net proceeds of $4,241,700. On July 1, 2000 we completed a second equity financing and raised net proceeds of $2,750,000. On December 29, 2000 we completed a third equity financing which will make available net proceeds of $2,000,000 subject to time based restrictions through to February 28, 2001. During the fiscal year ended December 31, 2000 we raised $953,518 from the exercise of warrants, and $431,499 from the exercise of employee stock options.

        As at December 31, 2000 we had 4,250,000 warrants outstanding that would, upon exercise, provide us a total of $9,312,500 in equity financing. If the outstanding warrants were exercised the related funds would be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. However, there can be no assurance that the remaining warrants will be exercised.

        On February 27, 2001, the Company entered into a three year agreement with Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. (`Aliant"), to development a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers. The product is scheduled to be deployed in 2002. The company will pay US$ 5,700,000 over three years on a quarterly basis in cash or an equivalent amount in stock for Innovatia's services. Innovatia will license certain intellectual property to the Company on a non-exclusive, non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services.

        On April 3, 2001, the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn.$2.00 per Special Warrant for aggregate gross proceeds of Cdn. $13,000,000. The agents' fees and expenses were Cdn. $1,010,000 resulting in net proceeds to the Company of Cdn. $11,990,000.

        Each Special Warrant is exercisable, without payment of additional consideration, into one Unit of the Company (a "Unit"). Each Unit consists of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to acquire one common share at a price of Cdn.$2.25 at any time on or before April 3, 2003.

        The Special Warrants are exercisable by the holders at any time after their issuance and, if not previously exercised or repurchased, will be deemed to be exercised on the fifth business day following the "Qualification Date", which is the latest of: (i) the date a registration statement for the underlying securities is declared effective by the United States Securities and Exchange Commission, and (ii) the date the last receipt is issued for a final prospectus qualifying the issuance of the underlying securities by the Ontario, British Columbia or Alberta securities regulatory and (iii) the day preceding the date the listing of the Company's common shares on The Toronto Stock Exchange becomes effective. If the Qualification Date has not occurred on or prior to August 2, 2001, each Special Warrant will be exercisable for 1.1 Units.

        Cdn. $11,305,000 of the net subscription proceeds ("Escrowed Subscribers") is held in escrow for the purpose of obtaining approval to list the Company's common shares on The Toronto Stock Exchange ("TSE") and wasl not released to the Company on the Closing Date. The remaining Cdn. $685,000 of the net subscription proceeds ("Non-Escrowed Subscribers") was released to the Company on the Closing Date. In the event a TSE listing of the Company's common shares has not become effective by October 3, 2001 ("Listing Deadline"), the Escrowed Subscribers shall be entitled, at their option (the "Repurchase Option"), until the earlier of the exercise date and the date which is 30 days following the Listing Deadline, to require the Company to repurchase their Special Warrants at Cdn.$2.00 plus accrued interest.

        The agents were paid a commission of Cdn. $910,000, representing 7% of the gross proceeds, and were reimbursed Cdn. $100,000 in legal costs. In addition, the agents received a special compensation option that entitles them to purchase 650,000 Units at Cdn.$2.00 per Unit at any time on or before April 3, 2003.

        We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. However, we also anticipate our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities, research and development activities, as well as general and administrative activities. To the extent that available funds from operations are insufficient to fund our activities, we will need to raise additional funds through public and private financing. Based on our current plans and projections, we believe that we have the ability to raise additional funds through equity financings to meet our current and future financial commitments until we achieve positive cash flows from operations. Our liquidity over the next 12 months is contingent on our ability to raise such additional funds, however, there are no assurances that we will be successful in achieving theses objectives.

ITEM 7   FINANCIAL STATEMENTS.

         The Financial Statements and related information required to be filed hereunder beginning on page 37 of this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE.

         Information related to our changes in accountants is incorporated by reference from the Company's filing made on Form 8-K as filed with the Commission on March 16, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The board of directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name                   Age                   Position
Thomas G. O'Flaherty    58            President and a Director

James J. Hutton         34            Chief Executive Officer and a Director

James Hewett            48            Chief Financial Officer and Treasurer

David Grinstead         43            Exec. Vice President, Business Development



William Gardiner        45            Vice President, Business Development

Fabian Stern            37            Vice President, North American Sales

Budd Stewart            47            Vice President, Operations

Randy G. Buchamer       44            Chairman of the Board of Directors

William E. Krebs        54            Director

David Scott             66            Director

Morgan Sturdy           48            Director

Robert E. Neal          46            Director


        Thomas G. O'Flaherty was appointed President in January 2000. Prior to joining Voice Mobility, he served as the Sales & Marketing Leader of the Vancouver Technology Practice at Ernst & Young LLP in Vancouver, British Columbia from late 1995 to late 1999. From mid 1993 to late 1995, Mr. O'Flaherty served various senior executive roles at Modatech Systems Inc., a sales force automation software company. He joined Modatech as the Vice President of Marketing in mid 1993, was promoted to President in 1994, and further promoted to CEO in January 1995. In early 1989, Thomas O'Flaherty founded Richmond Technologies & Software Inc. to market Maximizer, a contact management software product, which was subsequently acquired by Modatech Systems Inc. in mid 1993. Prior to founding Richmond Technologies & Software Inc., he co-founded Bedford Software Limited in 1983 as the marketing partner, and served in this role until 1989. Bedford Software Limited was listed on the Toronto Stock Exchange in 1988, and Computer Associates acquired the business in 1989. From 1972 to 1983, he held various sales and marketing management positions at Xerox Canada Inc. Thomas O'Flaherty began his career at the Nova Scotia Research Foundation in 1969, was appointed as the Director of the Operational Research Division in 1971, and served in this position until 1972. Mr. O'Flaherty received a Bachelor of Science from Dalhousie University in 1963, a Bachelor's Degree in Mechanical Engineering in 1965, and a Master of Science Degree from Birmingham (UK) in 1968.

        James J. Hutton was appointed to the Board of Directors in June of 1999 and has served as Chief Executive Officer and a Director of our subsidiary, VMI since 1998. From January 1998 to the present, Mr. Hutton has also served as a director of Acrex Ventures Ltd. From 1990 to the present, he has also served as Director and President of South Sycamore Group Holdings, a family company involved in diversified investments. Mr. Hutton served as Canadian Regional Manager for Ascend Communications (1995-1998). He served in various capacities for Gandalf Systems, Inc., from 1989 to 1995, starting as a sales executive and becoming Western Regional Manager. From 1987 to 1989, Mr. Hutton was a Sales Trainee in the Automotive Electronics Group of Amp of Canada. Mr. Hutton attended the University of British Columbia.

        James Hewett, our Chief Financial Officer, was appointed in May 2000. Prior to joining Voice Mobility, Mr. Hewett was Vice President, Finance and Administration for Steels Industrial Products Ltd. From 1997 to 1999, he served as Chief Financial Officer with Nice Systems Canada Ltd., a computer telephony interface provider of call logging and quality performance products for call centers. In 1997, Nice Systems acquired Dees Communications Ltd., a developer of telephony hardware products and software products used for quality improvements in call centers. From 1993 to 1997, Mr. Hewett served as Chief Financial Officer with Dees Communications Ltd. Mr. Hewett received his Bachelor of Science from the University of British Columbia and is a member of the British Columbia Institute of Chartered Accountants.

        David Grinstead, our Executive Vice President, Business Development, was appointed in March 2000. Mr. Grinstead was a director from May 1999 to March 2000. Before joining Voice Mobility, Mr. Grinstead was the Director, New Business Opportunities-Telecommunications at Aliant Inc., a telecommunications and data services organization based in Eastern Canada, with assets of $3 billion and annual revenues of $1.7 billion and the parent company of Maritime Tel & Tel. He is responsible for the development of new business opportunities, services, and products with a particular focus on the creation of exportable business, intellectual property and e-commerce opportunities as well as the development and implementation of new business development and e-commerce strategies. From 1997 through January 1999, Mr. Grinstead was Vice-President, Market & Technology Development with The Bermuda Telephone Company Limited, Hamilton, Bermuda. In this capacity, Mr. Grinstead was responsible for all revenue generation, business development, strategic planning and corporate communications activities. Mr. Grinstead also held full operating responsibility for BTC Mobility, the cellular subsidiary, and was Chairman of the Board of Logic Communications Inc., Bermuda's largest Internet service provider and systems integrator. Immediately, prior to joining The Bermuda Telephone Company, Mr. Grinstead was Vice-President, Customer Solutions and Service of Northwestel Inc., a subsidiary of Bell Canada Enterprises and President of Northwestel Cable TV Inc, and Executive Vice-President of Ardicom Digital Communications Inc. He previously was Chief Operating Officer of MultiServices Canada Inc, and held senior management roles with Picker International and DHL Worldwide Express.

        William Gardiner has been Vice President - Business Development since May 1998. William Gardiner served as President from November 1997 to April 1998, and served as a consultant from 1995 to 1997. At Voice Mobility, he engineered the basic concept of the "follow me" number which is an integral feature of our Unified Communication software suite and was responsible for introducing the first e-mail to voice service in Canada, as well as call connect, same line fax, fax to voice, and e-mail to voice. Mr. Gardiner earned a Diploma in Computer Technology from Computer Data Institute in 1989. Mr. Gardiner is the son of Edith Both, a former Director of VMII, and Ernest Weir Gardiner, the President of VMI from September 1993 to October 1997.

        Fabian Stern, Vice President of North American Sales, was appointed in December of 2000. Mr. Stern originally joined Voice Mobility in February of 2000 as a Senior Sales Representative and was subsequently promoted to Director of Sales in May of 2000 before accepting his current position. He has over 17 years of sales experience in the telecommunications sector of which the last seven have been focused on selling messaging applications. Prior to joining Voice Mobility, Mr. Stern was a Senior Account Manager for Lucent Technologies' Wireless Service Provider Messaging Group, formerly part of Octel Communications. Over his seven year tenure at Octel (Lucent), the world's leading voice messaging company, Mr. Stern sold messaging solutions to GTE Wireless, Ameritech Cellular and many of Wall Street's largest global brokerage and insurance firms. Prior to joining Octel, Mr. Stern worked in sales management capacities for Innings Telecom Inc., a manufacturer and distributor of Automatic Call Distribution (ACD) equipment, Teleficiency, Inc., a primary NORTEL interconnect distributor in Canada and Canon Canada. Educated around the globe, Mr. Stern brings an understanding of the challenges associated with a cross-cultural personnel environment and ongoing product development.

        Budd Stewart has served as Vice President - Operations since June 1999. From 1997 to 1999, he was Director of Operations at Enhanced Cellular Systems Inc. where he was responsible for negotiating and maintaining various U.S.A. carrier agreements and operating systems, as well as installation and maintenance of the U.S.A.-based credit card cellular payphone network. From 1995 to 1996, he was Director of Customer Service for Prime Copy Office Systems where his responsibilities included service, refurbishing and warehouse operations at Canada's largest Mita copier and Panafax facsimile dealer. Mr. Stewart served as Director of Technical Operations, at Savin (Ricoh) Canada from 1994 to 1995 at which firm he was in charge of ten branches in Western Canada with a staff of over 90 service personnel. From 1989 to 1993, he was President and owner of Stewart/Scotvold Holdings, a project manager for non-residents in custom home construction. Bell Canada and Bell Canada International employed Mr. Stewart from 1976 to 1989 in various capacities, successively Section Manager - Repair Service Bureau, Director Operations - Customer Service and Director Cost and Results. In this last capacity, he was responsible for negotiating and tracking the $3 billion annual operating expense budget of the seven business units of Bell Canada. Mr. Stewart received a Bachelor of Arts from University of Toronto.

        Randy G. Buchamer was appointed Chairman of the Board of Directors in September 2000 and has served as a director since August 1999. Mr. Buchamer served as the Managing Director of Operations for the Jim Pattison Group and was responsible for supporting the $4.4 billion operations of 55 companies owned by the Jim Pattison Group. He has served from 1996 as Vice President and Chief Operating Officer of Mohawk Oil Retail SBU and from 1989 to 1996 as Vice President Corporate Services and Chief Information Officer for Mohawk Oil Company. From 1987 to 1988, he was Retail Market Specialist for Digital Equipment of Canada Limited. Mr. Buchamer founded and served, from 1981 to 1988, as President of Vartech Systems Corporation and RB Computer Products, an IBM value added reseller and North American software publisher and distributor of retail, distribution and manufacturing software solutions. From 1979 to 1981, he was Sales Manager and, from 1978 to 1979, a Sales Representative for Micom Canada Ltd. He received his Executive MBA from Simon Fraser University's Executive Management Development Program in 1994 and attended the Business Administration program at the University of Illlinois. He also has completed courses at the IBM Canada Business Management School. He is a member of the Vancouver Board of Trade and the Sales and Marketing Executives Association of Vancouver.

        William E. Krebs was appointed to the Board in June of 1999 and has served as the Chairman of the board from 1995 to September 2000. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to the present, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. ("PWMC") since 1987 and served as President and a Director of Pacific Western Capital Corp. from 1994 to 1995. He has been a director of Waverider Communications, Inc., (OTCBB: WAVC) a public company traded on the Over-the-Counter Bulletin Board since 1997 and was its Secretary from 1997 through May 1999. Mr. Krebs ceased to be a director of Waverider Communications Inc., in September 1999. Mr. Krebs served as Director and President of TelcoPlus Enterprises Ltd. and its wholly owned subsidiary, Intertec Telecommunications Inc., from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1970 to 1980. He served as a Director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

        David Scott was appointed to the Board in April 2000. He is a veteran investment executive with more than 30 years experience in the venture capital and mutual fund industries. Prior to starting his own advisory business, Mr. Scott was President from 1994 to 1999 of MDS Venture Pacific Inc., a Vancouver-based venture capital manager. From 1988 to 1994 he was President, Discovery Enterprises Inc., a venture capital manager with $30 million in assets under management. He held various investment industry positions, including President, Toronto Shared Ventures Inc., a partnership between North American Life and the Molson Company, President of money manager, Elliott & Page Ltd., President, ScotiaFund Financial Services Inc., an RSP company he founded and subsequently sold to a major bank, and various other mutual fund and senior investment community positions. Mr. Scott currently devotes substantially all of his time to directorships and advisory roles with public, private and not for profit companies.

        Morgan Sturdy was appointed to the Board April 2000. Most recently, he was Executive Vice-President and Chief Operating Officer of NICE Systems North America, which is a leading global provider of integrated digital recording and quality management solutions, a publicly traded on the NASDAQ. For twelve years prior, he served as President of Dees Communications Engineering Ltd., an innovator in computer telephony solutions, which was then sold to NICE Systems. From 1997, he was Chairman of the Board of Directors of Hothaus Technologies, a leader in DSP solutions for Voice over IP, which was subsequently acquired by Broadcom for $414 million in 1999. He is a current director of several publicly traded companies, including Q/Media Services Corporation, Intrinsyc Software, Infowave Software, Inc., TIR Systems, and is a nominee to be a director of Digital Dispatch Systems. Additionally, he sits on the board of privately held WaveMakers Research Inc. Mr. Sturdy is a past director of National Wireless Canadian Research Foundation, past director of the Technology Industry Association of British Columbia, Chairman of Acetech, and the current Chairman of Softworld 2001.

        Robert E. Neal was appointed to the Board in September 2000. He is President of Innovatia, a company within Aliant Inc.'s emerging business division that focuses on the developing and selling of Internet-based technology. Mr. Neal joins the Board as the newest nominee from Aliant, one of VMII's early investors and currently its largest customer in Canada. A native of Saint John, New Brunswick, Mr. Neal began his career in the communications industry in 1979 at NBTel. In 1992 he became General Manager of NBTel Mobility and helped bring about a six-fold increase in the customer base. He was made president of Datacor (Atlantic) Inc. in 1996 and became president of NBTel interActive and General Manager of Export at NBTel in the next year. In 1998, he was appointed Vice President of New Business Development. He currently also serves as a Director of iMagicTV and Chairman of Prexar, Aliant's US Internet company, headquartered in the state of Maine.

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 were required for those persons, the Company believes that, during the year of 2000 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with except that 2 reports, covering an aggregate of 2 transactions were filed late by Ms. Both and Mr. O'Flaherty. Ms. Both failed to file a monthly report of a transaction but did report the transaction in her year-end report on Form 5, which was timely filed. Mr. O'Flaherty failed to file a monthly report of a transaction but did file the report when the oversight when realized.

ITEM 10. EXECUTIVE COMPENSATION.

        The following table shows, for the three-year period ended December 31, 2000, the cash and other compensation we paid to our Chief Executive Officer and to each of our executive officers who had annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                              ---------------------------
                                                               Long Term Compensation
---------------------------------------------------------------------------------------------------
Annual Compensation                                            Awards                     Payouts
---------------------------------------------------------------------------------------------------
Name and Principal Position  Year   Salary     Bonus    Other  Restricted Securities      LTIP
                                    ($)        ($)             Stock      Under           Payouts
                                                               Awards     Options/SARs    ($)
                                                               ($)        Granted (#)
---------------------------------------------------------------------------------------------------
James J.  Hutton             2000   98,528     53,333   N/A    N/A        0               N/A
CEO                          1999   72,600     N/A      N/A    N/A        250,000         N/A
since May, 1998              1998   48,000     N/A      N/A    N/A        0               N/A
---------------------------------------------------------------------------------------------------
Thomas G.  O'Flaherty        2000   104,238    30,000   N/A    N/A        625,000         N/A
President                    1999   0          N/A      N/A    N/A        0               N/A
                             1998   0          N/A      N/A    N/A        0               N/A
---------------------------------------------------------------------------------------------------
William Gardiner             2000   61,709     N/A      N/A    N/A        0               N/A
Vice President (CEO from     1999   36,720     N/A      N/A    N/A        200,000         N/A
Nov.  1997 to Apr.  1998)    1998   36,720     N/A      N/A    N/A        0               N/A
---------------------------------------------------------------------------------------------------

(1) Compensation was paid to Mr. Hutton Mr. O'Flaherty and William Gardiner by VMI, our operating subsidiary.

OPTION GRANTS IN THE LAST FISCAL YEAR

        The following table presented in accordance with the Exchange Act and the Regulations thereunder sets forth individual grants of stock options under the Amended and Restated 1999 Stock Option Plan during the most recently completed financial year to each of the Named Executive Officers:


---------------------------------------------------------------------------------------------------
Options/SAR Grants in Last Fiscal Year
(Individual Grants)
---------------------------------------------------------------------------------------------------
Name                     Securities       % of Total          Exercise or Base   Expiration Date
                         under            Options/SARs        Price
                         Options/SAR      Granted to          ($/Sh)
                         Granted          Employees in
                                          Fiscal Year
---------------------------------------------------------------------------------------------------
Thomas G.  O'Flaherty    625,000          14                  $2.00              Dec.  31, 2004
---------------------------------------------------------------------------------------------------


AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND 2000 FISCAL YEAR END OPTION/VALUES

        The following table sets forth information with respect to the exercise of options to purchase shares of our common stock during the fiscal year ended December 31, 2000 to each person named in the Summary Compensation Table and the unexercised options held as of the end of 2000 fiscal year.

----------------------------------------------------------------------------------------------------------
         Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End  Option/SAR Values
----------------------------------------------------------------------------------------------------------
                                                    Number of Securities          Value of Unexercised
                                                   Underlying Unexercised             in-the-money
                                                        Options/SARs              Options/SARs at FY-end
                                                                                          ($)
----------------------------------------------------------------------------------------------------------
        Name            Securities     Aggregate   Exercisable/Unexercisable    Exercisable/Unexercisable
                        Acquired on      Value
                         Exercise      Realized
----------------------------------------------------------------------------------------------------------


James J. Hutton              0            $0              250,000/0               $585,925/$0
---------------------- -------------- ------------ ------------------------ ------------------------
Thomas G. O'Flaherty         0            $0           291,667/333,333         $683,580/$781,233
---------------------- -------------- ------------ ------------------------ ------------------------
William Gardiner          40,000        $40,000           160,000/0               $374,992/$0
---------------------- -------------- ------------ ------------------------ ------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have set forth in the following table certain information regarding our common stock beneficially owned on December 31,2000 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of the our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of December 31, 2000, we had outstanding approximately 26,801,282 common share equivalents, consisting of 20,201,282 shares of Common Stock, 6,600,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable Shares, represented by one Series A Preferred Stock.

--------------------------------------------------------------------------------
NAME AND ADDRESS (1) OF SECURITY     NUMBER OF         PERCENT OF
HOLDER                               SHARES OF         BENEFICAL OWNERSHIP
                                     COMMON STOCK
                                     BENEFICIALLY
                                     OWNED
--------------------------------------------------------------------------------
Edith M. Both                       2,650,000(i)              9.9%
843 Ida Lane
Kamloops, B.C.
V2B 6V2

William E. Krebs                     2,543,897(ii)            9.5%

James J. Hutton                      2,146,778(iii)             8%
Aliant Horizons Inc.
4th Floor, Collins Bank Building     1,428,571                5.3%
1869 Upper Water Street
Halifax, Nova Scotia
Canada  B3J 1S9


Thomas G. O'Flaherty                   319,994(iv)            1.2%

David H. Grinstead                     230,556(v)               *

Randy Buchamer                          50,000(vi)              *

Morgan Sturdy                           50,000(vii)             *

David D. Scott                          50,000(viii)            *

Robert E. Neal                          50,000(ix)              *


DIRECTORS AND EXECUTIVE OFFICERS     9,943,128               37.1%
AS A GROUP (11 PERSONS)

--------------------------------------------------------------------------------
* less than 1%

(1) The address for each person named above is #180 - 13777 Commerce Parkway, Richmond, British Columbia, Canada V6V 2X3 unless otherwise indicated.

i Stock owned by E.W.G. Investments Ltd. of which Ms. Both is a controlling shareholder.

ii Includes 2,000,000 shares owned by Pacific Western Mortgage Corporation of which Mr. Krebs is the sole shareholder and 343,897 shares owned by Margit Kristiansen, Mr. Krebs' wife. Mr. Krebs disclaims beneficial ownership of the shares owned by his wife. Includes 200,000 shares held in a self-directed registered retirement savings plan.

iii Includes 36,778 shares which are owned by Janice Gurney, his wife, over which Mr. Hutton disclaims beneficial ownership. Includes 250,000 Plan Options. Includes 110,000 shares held in a self-directed registered retirement savings plan.

iv Includes 319,444 Plan Options exercisable within the next 60 days and 550 shares owned by 271102 B.C. Ltd of which Mr. O'Flaherty is a controlling shareholder

v    Includes 230,556 Plan Options exercisable within the next 60 days.

vi   Includes 50,000 Plan Options exercisable within the next 60 days

vii  Includes 50,000 Plan Options exercisable within the next 60 days.

viii Includes 50,000 Plan Options exercisable within the next 60 days.

ix   Includes 50,000 Plan Options exercisable within the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        During the year ended December 31, 2000, Pacific Western Mortgage Corporation, a corporation controlled by William Krebs, one of our directors, was paid $85,000 [1999 - $40,392; 1998 - $26,992] for consulting services of which $75,000 was related to a financing fee on the February 15, 2000 equity financing.

        During the year ended December 31, 2000, Karina Ventures, Inc. a company controlled by John Curry, our former Chief Financial Officer, was paid $40,000 [1999 - $13,464; 1998 - $nil] for consulting services.

        During the year ended December 31, 2000, the Company sold to one of our shareholders, Aliant Inc., products and services totaling $68,649 [1999 - $42,072; 1998 - $nil].

        In January 2000, Voice Mobility entered into an employment agreement with Tom O'Flaherty, who serves as President of VMI. The agreement provides for an annual salary of Cdn$150,000. Mr. O'Flaherty's agreement provides for the grant of options under our Amended and Restated 1999 Stock Option Plan of 500,000 shares of VMII common stock for $2.00 per share, which options vest in equal thirds over the next three years. Mr. O'Flaherty may also receive an additional 125,000 Plan Options pursuant to mutually agreeable performance criteria.

        In February 2000, Voice Mobility entered into an employment agreement with David Grinstead, who serves as Executive Vice President of Business Development of VMI. The agreement provides for an annual salary of Cdn$130,000 and incentive compensation payments based on performance. Mr. Grinstead's agreement provides for the grant of options under our Amended and Restated 1999 Stock Option Plan of 500,000 shares of VMII common stock for $2.125 per share, which options vest in equal thirds over the next three years.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


Exhibits
--------
Exhibit No.    Description of Document
-----------    -----------------------
3.1            Articles of Incorporation (1)

3.2            Articles of Amendment of Articles of Incorporation (1)

3.6            Amended and Restated By-Laws (4)

4.1            Common Stock Certificate (1)

4.2            Form of Warrant (1)

4.3            Certificate of Designation of Series A Preferred Stock (1)

4.4            Certificate of Designation of Series B Preferred Stock*

10.1           Amended and Restated 1999 Stock Option Plan (4)

10.2           Employment Agreement of James Jay Hutton (1)

10.3           Employment Agreement of William Gardiner (1)

10.4           Employment Agreement of Jason Corless (1)

10.5           Employment Agreement of Bud Stewart (1)

10.6           Employment Agreement of Geoff Heston (1)

10.7           Acquisition Agreement of Voice Mobility Inc. (1)

10.8           Agreement and Plan of Distribution of Equity Capital Group, Inc.
               (1)

10.9           List of Subsidiaries of Registrant *

10.10          Debt Settlement Agreement with Maritime Tel & Tel (1)

10.11          Voting, Support and Exchange Trust Agreement (1)

10.12          Debt Settlement Agreement with Pacific Western Mortgage
               Corporation (1)


10.13          Debt Settlement Agreement with Ernest Weir Gardiner (1)

10.14          Stock Purchase Agreement (1)

10.15          Form of Subscription Agreement (1)

10.16          Exchange Agreement (1)

10.17          Employment Agreement of Thomas G.  O'Flaherty *

10.18          Employment Agreement of David Grinstead *

10.19          Form of Series B Preferred Stock Subscription Agreement *

10.20          Form of Class I Stock Purchase Warrant *

16.1 Letter of Bedford Curry & Co., Chartered Accountants, regarding change in certifying accountants.(2)

16.2 Letter of Ernst & Young LLP, Chartered Accountants, regarding change in certifying accountants.(2)

16.3 Preferability letter of Ernst & Young LLP, Chartered Accountants, regarding change in the method of accounting for the depreciation of property and equipment. *

23.1           Consent of Ernst & Young LLP, Chartered Accountants *

23.2           Consent of Bedford Curry & Co., Chartered Accountants. *


* Filed herewith.

(1) Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2) Previously submitted with our Form 8-K, as originally filed on March 16, 2000, and all amendments thereto.

(3) Previously submitted with our Form 10-KSB, as originally filed on March 30, 2000, and all amendments thereto.

(4) Previously submitted with our Definitive Schedule 14A as originally filed on May 19, 2000.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of VOICE MOBILITY INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of VOICE MOBILITY INTERNATIONAL, INC. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that Voice Mobility International, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,
February 28, 2001 (except for notes 1 and 12,
which are as of April 3, 2001).                            Chartered Accountants

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

Vancouver, British Columbia,                       /s/Bedford Curry & Co.
March 29, 1999                                     Chartered Accountants

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

Vancouver, British Columbia,                       /s/Bedford Curry & Co.
March 29, 1999.

VOICE MOBILITY INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
           [See Note 1 - Nature of Business and Basis of Presentation]

As at December 31                                    (expressed in U.S. dollars)


                                                            2000            1999
                                                              $               $
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                602,527         120,712
Restricted cash [NOTE 7[c]]                            2,000,000              --
Accounts receivable [net of allowance for
  doubtful debts:
  2000 - $4,222; 1999 - $22,403] [NOTE 3]                 18,634          16,541
Other receivables                                         50,886          63,024
Prepaid expenses                                          65,133          34,100
Inventory                                                     --          93,107
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   2,737,180         327,484
Property and equipment, net [NOTE 5]                   1,927,731         524,180
--------------------------------------------------------------------------------
                                                       4,664,911         851,664
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable                                         413,662         318,169
Accrued liabilities                                      316,464         154,921
Employee related payables                                160,560          75,093
Deferred revenue                                         212,500          93,016
Notes payable [NOTE 6]                                        --         812,070
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              1,103,186       1,453,269
--------------------------------------------------------------------------------
Commitments and contingencies [NOTE 10]

STOCKHOLDERS' EQUITY (DEFICIENCY) [NOTE 7]
Common stock, $0.001 par value, authorized
 100,000,000 [1999 - 50,000,000],
 20,201,282 outstanding [1999 - 10,959,420]               20,202          10,960
Shares to be issued, nil [1999 - 3,250,901]                   --           3,251
Preferred stock, $0.001 par value, authorized
  1,000,000
  Series A Preferred stock issued and outstanding, 1           1               1
  Series B Preferred stock issued and outstanding,
    666,667 [1999 - nil]                                     667              --
Additional paid-in capital                            22,871,377       7,570,427
Accumulated deficit                                  (19,323,693)     (8,221,746)
Other accumulated comprehensive income                    (6,829)         35,502
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                3,561,725        (601,605)
--------------------------------------------------------------------------------
                                                       4,664,911         851,664
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS [See Note 1 -
                  Nature of Business and Basis of Presentation]

Year ended December 31                               (expressed in U.S. dollars)


                                             2000           1999          1998
                                               $              $             $
--------------------------------------------------------------------------------
SALES [NOTE 4]                              275,190        55,997        119,248
Cost of sales                                86,498        51,843         75,439
--------------------------------------------------------------------------------
Gross profit                                188,692         4,154         43,809
--------------------------------------------------------------------------------

OPERATING EXPENSES

Sales and marketing [NOTE 7[d]]           3,588,642     1,190,754        189,691
Research and development [NOTE 7[d]]      2,709,048     2,250,153        283,918
General and administrative [NOTE 7[d]]    3,639,028     2,351,643        460,911
Acquisition fee for recapitalization             --       200,000             --
--------------------------------------------------------------------------------
                                          9,936,718     5,992,550        934,520
--------------------------------------------------------------------------------
Loss from operations                      9,748,026     5,988,396        890,711
Interest income                            (113,490)           --             --
Interest expense                             16,411        70,209         39,887
--------------------------------------------------------------------------------
Loss before extraordinary items           9,650,947     6,058,605        930,598
Extraordinary loss on settlement of debt
 [NOTE 6]                                        --       790,000             --
--------------------------------------------------------------------------------
NET LOSS                                  9,650,947     6,848,605        930,598
Foreign currency translation (gains)
 losses                                      42,331        39,737        (75,239)
--------------------------------------------------------------------------------
COMPREHENSIVE LOSS                        9,693,278     6,888,342        855,359
--------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE [NOTE 7[f]]
Basic and diluted loss per share
  before extraordinary items                  (0.46)        (0.36)         (0.14)
Basic and diluted loss per share              (0.46)        (0.41)         (0.14)
--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           [See Note 1 - Nature of Business and Basis of Presentation]

Year ended December 31, 2000                         (expressed in U.S. dollars)


                                          COMMON STOCK      STOCK TO BE ISSUED   SERIES A PREFERRED
                                                                                        STOCK
                                          ------------      ------------------   -------------------
                                        Number               Number               Number
                                      of Shares   Amount   of Shares   Amount   of Shares   Amount
                                          #          $         #          $         #          $
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             8,400,000        59         --         --       --         --
Foreign currency translation gain             --        --         --         --       --         --
Net loss                                      --        --         --         --       --         --
----------------------------------------------------------------------------------------------------
Balance, December 31, 1998             8,400,000        59         --         --       --         --
Exchange of Voice Mobility Inc.
   common stock                       (8,400,000)      (59)        --         --        1          1
Acquisition of Equity Capital
   Group, Inc.                           453,756       454         --         --       --         --
Stock to be issued pursuant to Acrex
   Ventures Ltd. stock subscriptions   8,327,099     8,327     90,901         91       --         --
Stock subscription receivable from
   Acrex Ventures Ltd.                        --        --         --         --       --         --
Acquisition fee for recapitalization          --        --         --         --       --         --
Stock issued on settlement of Pacific
   Western Mortgage Corporation note
   payable                               750,000       750         --         --       --         --
Warrants issued on settlement of
   Ernest Gardiner note payable               --        --         --         --       --         --
Warrants issued on settlement of Ibex
   Investment Ltd. note payable               --        --         --         --       --         --
Stock issued on settlement of amounts
   due to Aliant Inc.                  1,428,571     1,429         --         --       --         --
Common stock issued pursuant to
   exercise of common stock warrants
   [NOTE 7[e]]                                --        --  3,160,000      3,160       --         --

Foreign currency translation loss             --        --         --         --       --         --
Stock based compensation [NOTE 7[d]]          --        --         --         --       --         --
Net loss                                      --        --         --         --       --         --
----------------------------------------------------------------------------------------------------
Balance December 31, 1999             10,959,426    10,960  3,250,901      3,251        1          1
Stock subscriptions received pursuant
   to stock subscriptions from Acrex
   Ventures Ltd.                          90,901        91    (90,901)       (91)      --         --
Common stock issued pursuant to
   private placements, net of share
   issue costs of $75,000              3,050,000     3,050         --         --       --         --
Common stock issued pursuant to
   exercise of common stock warrants
   [NOTE 7[e]]                         5,594,000     5,594 (3,160,000)    (3,160)      --         --
Common stock issued pursuant to
   exercise of stock options             506,955        507        --         --       --         --
Preferred stock and detachable
   warrants issued pursuant to
   private placement                          --         --        --         --       --         --
Beneficial conversion feature and
   deemed dividend on preferred stock         --        --         --         --       --         --
Stock based compensation [NOTE 7[d]]          --        --         --         --       --         --
Foreign currency translation loss             --        --         --         --       --         --
Net loss                                      --        --         --         --       --         --
----------------------------------------------------------------------------------------------------

                                      SERIES B PREFERRED
                                             STOCK
                                                                                     Other
                                      ------------------- Additional                Accumulated
                                       Number               Paid-in  Accumulated   Comprehensive
                                      of Shares   Amount    Capital   Deficit    Income     Total
                                          #         $          $         $          $         $
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                    --        --         --   (442,543)        --    (442,484)
Foreign currency translation gain             --        --         --        --      75,239      75,239
Net loss                                      --        --         --   (930,598)        --    (930,598)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    --        --         -- (1,373,141)    75,239  (1,297,843)
Exchange of Voice Mobility Inc.
   common stock                                         --         58         --         --          --
Acquisition of Equity Capital Group,
Inc.                                          --        --       (454)        --         --          --
Stock to be issued pursuant to Acrex
   Ventures Ltd. stock subscriptions          --        --  1,255,582         --         --   1,264,000
Stock subscription receivable from
   Acrex Ventures Ltd.                        --        --    (43,333 )       --         --     (43,333)
Acquisition fee for recapitalization          --        --    200,000         --         --     200,000
Stock issued on settlement of Pacific
   Western Mortgage Corporation note
   payable                                    --        --    249,250         --         --     250,000
Warrants issued on settlement of
   Ernest Gardiner note payable               --        --     33,000         --                 33,000
Warrants issued on settlement of Ibex
   Investment Ltd. note payable               --        --    957,000         --                957,000
Stock issued on settlement of amounts
   due to Aliant Inc.                         --        --    498,571         --                500,000
Common stock issued pursuant to
   exercise of common stock warrants
   [NOTE 7[e]]                                --        --  1,510,173         --         --   1,513,333
Foreign currency translation loss             --        --                    --    (39,737)    (39,737)
Stock based compensation [NOTE 7[d]]          --        --  2,910,580         --         --   2,910,580
Net loss                                      --        --         -- (6,848,605)        --  (6,848,605)
-------------------------------------------------------------------------------------------------------
Balance December 31, 1999                     --        --  7,570,427 (8,221,746)    35,502    (601,605)
Stock subscriptions received pursuant
   to stock subscriptions from Acrex          --        --     43,333         --         --      43,333
   Ventures Ltd.
Common stock issued pursuant to
   private placements, net of share           --        --  7,238,950         --         --   7,242,000
   issue costs of $75,000
Common stock issued pursuant to
   exercise of common stock warrants          --        --    951,084         --         --     953,518
   [NOTE 7[e]]
Common stock issued pursuant to
   exercise of stock options                  --        --    430,992         --         --     431,499
Preferred stock and detachable
   warrants issued pursuant to           666,667       667  1,999,333         --         --   2,000,000
   private placement
Beneficial conversion feature and
   deemed dividend on preferred stock         --        --  1,451,000 (1,451,000)        --          --
Stock based compensation [NOTE 7[d]]          --        --  3,186,258         --         --   3,186,258
Foreign currency translation loss                       --         --         --    (42,331)    (42,331)
Net loss                                                           -- (9,650,947)        --  (9,650,947)


-------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            20,201,282    20,202         --         --          1           1
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Balance, December 31, 2000               666,667       667  22,871,377  (19,323,693)    (6,829)  3,561,725
-------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS [See Note 1 -
                 Nature of Business and Basis of Presentation]

Year ended December 31                                           (expressed in U.S. dollars)

                                                         2000           1999          1998
                                                           $              $             $
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                             (9,650,947)   (6,848,605)      (930,598)
Non-cash items included in net loss
  Amortization                                          545,988       148,150         69,231
  Stock issued on settlement of amounts due to
    Aliant Inc.                                              --       500,000             --
  Extraordinary loss on settlement of
    Ibex Investment Ltd. notes payable                       --       790,000             --
  Stock based compensation [NOTE 7[d]]                3,186,258     2,910,580             --
  Bad debt expense                                      (17,331)          204         21,615
----------------------------------------------------------------------------------------------------------
                                                     (5,936,032)   (2,499,671)      (839,752)
Change in accounts receivable                            24,358        53,591        (71,903)
Change in prepaid expenses                              (32,319)      (15,302)       (14,899)
Change in inventory                                      89,575       (75,093)       (15,408)
Change in accounts payable                               (3,957)      225,214        (72,769)
Change in accrued liabilities                           167,484        83,641          7,369
Change in employee payables                              88,316        43,598         29,434
Change in deferred revenue                              123,012        90,377        (25,321)
----------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                    (5,479,563)   (2,093,645)    (1,003,249)
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of plant and equipment                      (1,857,636)     (519,548)      (151,719)
----------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                    (1,857,636)     (519,548)      (151,719)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Cash proceeds from issuance of common stock           7,102,033            --             --
Cash proceeds on exercise of warrants                   953,518     1,513,333             --
Cash proceeds on exercise of stock options              431,499            --             --
Repayment of notes payable                             (624,360)           --        770,400
Change in amounts due to Acrex Ventures Ltd.                 --       997,994        399,861
Change in amounts due from shareholders                      --            --         22,255
Cash proceeds from advances                                  --       183,300             --
----------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                 7,862,690     2,694,627      1,192,516
----------------------------------------------------------------------------------------------------------

Effect of foreign currency on cash                      (43,676)        2,165         (1,235)
----------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                   481,815        83,599         36,313
Cash and cash equivalents, beginning of year            120,712        37,113            800
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                  602,527       120,712         37,113
==========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                       16,000        70,000         40,000
Cash paid for income taxes                       --            --             --
==========================================================================================================

SEE ACCOMPANYING NOTES

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS

Voice Mobility International, Inc., (the `Company') is a Nevada corporation engaged in the development and sales and marketing of unified voice messaging software through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company's primary market is the Tier I and Tier II service providers including wireless service providers, competitive local exchange providers, internet service providers, cable operators and smaller incumbent local exchange carriers. The Company's principal geographic markets include North America, Europe and Asia.

BASIS OF PRESENTATION

The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $9,748,026 for the year ended December 31, 2000 [1999 - $5,988,396; 1998 - $890,711] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity private placements. The Company is continuing to seek other sources of financing. As described in note 12[a], on April 3, 2001 the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn.$2.00 per special warrant for aggregate proceeds of Cdn.$13,000,000 of which Cdn.$1,010,000 was paid to the placement agents for fees and expenses and Cdn.$11,305,000 has been escrowed for the purpose of obtaining approval to list the Company's common shares on The Toronto Stock Exchange ("TSE"). The special warrants underlying the escrowed funds are subject to repurchase in the event a TSE listing does not become effective by October 3, 2001. Management plans to apply to the TSE in order to have the funds removed from escrow. Management also expects that increasing revenues from current operations will result in 2001 from the deployment of the unified communications software product. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONT'D.)

For the years ending December 31, 1999 and prior, the Company was a development stage company.

RECAPITALIZATION OF THE COMPANY

These consolidated financial statements are the continuing financial statements of Voice Mobility Inc. ("VMI"), a company incorporated under the laws of the Canada Business Corporations Act in 1993. Through a series of transactions in June 1999, VMI was recapitalized and acquired the net assets of Voice Mobility International, Inc. ("VMII") (formerly Equity Capital Group, Inc.) an inactive United States company registered on the NASD Over-the-Counter Bulletin Board.

HISTORY OF VMI

Prior to the reverse acquisition of VMII, the shareholders of VMI had been negotiating to acquire Acrex Ventures Ltd. ("Acrex") an inactive public company trading on the Vancouver Stock Exchange (VSE) with no assets or liabilities. Pending approval of this transaction by the VSE, Acrex and VMI entered into four private placements for proceeds totaling $1,400,000 (Cdn.$2,022,500). The net proceeds of $1,264,000 were advanced to VMI to fund operations. Under these arrangements stock subscriptions in the private placements entitled investors to one common stock of Acrex and one warrant entitling the holder to acquire one common stock of Acrex. At the time of this arrangement the fair value of the warrants was determined to be nominal since the exercise price of these warrants exceeded the fair value of the VMI common stock. This arrangement between Acrex and VMI expired on March 31, 1999. In connection with the acquisition of VMII, the Acrex investors agreed to assign all proceeds from the four private placements to VMII and contribute an additional $.02 per share for an aggregate $200,000, in exchange for common stock and common stock warrants with terms and conditions substantially identical to the warrants that would have been issued by Acrex to the subscribers of its four private placements. Accordingly, the issuance of common stock and warrants of VMII to Acrex investors has been reflected as a recapitalization of VMI in the amount of $1,264,000 in the year ended December 31, 1999. As at December 31, 1999, $43,333 was receivable from Acrex investors and was presented as a reduction of additional paid in capital. The $43,333 was collected in fiscal 2000.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONT'D.)

VMI received advances in the form of notes payable from Pacific Western Mortgage Corporation ("PWMC"), a shareholder of VMI and Ernest Gardiner, an Acrex investor. In March 1999, these parties agreed to settle amounts owing to them by VMI. PWMC agreed to the issuance of 750,000 common shares of Acrex, at their fair value, in settlement of $250,000 (Cdn.$375,000) of amounts owing by VMI. The fair value of the shares issued was determined by management to be $0.35 (Cdn.$0.50) per share. Ernest Gardiner agreed to the issuance of warrants to acquire 101,000 common shares of Acrex at $0.35 (Cdn.$0.50) per share, in settlement of $33,000 (Cdn.$50,500) of amounts owing by VMI. The fair value of the warrants was determined to be equivalent to the debt settled.

REVERSE ACQUISITION OF VMII

Pursuant to share purchase agreements dated April 1, 1999 and June 24, 1999, the stakeholders of VMI, sold their interest, and had transferred to them 125,000 shares of common stock of Equity Capital Group, Inc. ("Equity Capital") by the majority shareholder of Equity Capital, and VMII issued 8,293,000 shares of VMII common stock and the right to acquire an additional 6,600,000 shares of VMII common stock in exchange for $200,000 and all the capital stock of VMI. As a result of this transaction, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of VMI, certain shareholders of Acrex, and the investors in the Acrex private placement) effectively acquired 15,018,000 common stock equivalents of VMII which represented a controlling interest of approximately 90%. This transaction is considered an acquisition of VMII (the accounting subsidiary/legal parent) by VMI (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of VMII by VMI. Accordingly, this transaction represents a recapitalization of VMI, the legal subsidiary effective June 24, 1999.

These consolidated financial statements are issued under the name of VMII, but are a continuation of the financial statements of the accounting acquirer, VMI. VMI's assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 24, 1999, are those of VMI. At June 24, 1999, VMII had no assets and no liabilities. For purposes of this acquisition the fair value of the net assets of VMII of $nil was ascribed to the 453,756 previously outstanding common stock of VMII deemed to be issued in the acquisition. The additional $200,000 paid for this transaction was expensed as a fee for the recapitalization in the year ended December 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Voice Mobility Inc., Voice Mobility
(US), Inc., Voice Mobility Canada Limited, an inactive company and VM Sub Limited, also an inactive company. All intercompany balances and transactions have been eliminated on consolidation.

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

REVENUE RECOGNITION

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

To the extent that objective evidence of fair value is not determinable, the Company defers revenue until the earlier of the point at which (1) sufficient evidence exists or (2) all elements of the arrangement have been delivered. If the only undelivered element relates to post contract support, the Company defers revenue and recognizes it ratably over the term of the agreement.

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

FINANCIAL INSTRUMENTS

The Company's financial instruments consists of cash and cash equivalents, accounts receivable, accounts payable, and notes payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short term deposits with original maturities of ninety days or less and are recorded at amortized cost.

INVENTORY

Inventory is valued at the lower of cost, determined on a first in first out basis, and net realizable value. Inventory at December 31, 1999 consisted of $65,847 in parts and supplies and $27,260 in work in progress.

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

    Computer equipment                             3 years
    Computer software                              2 years
    Office equipment and furniture                 5 years
    Leasehold improvements                         Term of the lease

The Company changed its amortization policy in 2000 from the declining balance method to the straight line method. The cumulative effect of this change in accounting policy is not significant to the financial statements.

SOFTWARE DEVELOPMENT COSTS

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs will be capitalized and amortized.

ADVERTISING

Advertising costs are expensed in the period incurred. Advertising expense for the year ended December 31, 2000 was $355,000 [1999 - $66,000; 1998 - $64,000].

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense for employees is based on the difference between the fair value of the Company's stock and the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common stock and exchangeable shares outstanding for the period. Diluted earnings (loss) per share reflects the dilutive potential of outstanding securities using the treasury stock method.

COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Other accumulated comprehensive income consists only of accumulated foreign currency adjustments for all periods presented.

COMPARATIVE FIGURES

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", is effective for the Company as of January 1, 2001. SFAS 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company does not expect the adoption of these accounting pronouncements to have a material effect on its financial position or results of operations.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from three customers comprised 86% of the accounts receivable balance at December 31, 2000. Amounts owing from three customers comprised 100% of the accounts receivable balance at December 31, 1999.

4. SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived substantially all of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. Sales to three customers comprised 93% of revenues in 2000. Sales to three customers comprised 100% of revenues in 1999. Sales to two customers comprised 89% of revenues in 1998.

5. PROPERTY AND EQUIPMENT

                                                        ACCUMULATED     NET BOOK
                                           COST        AMORTIZATION       VALUE
                                             $               $              $
----------------------------------------------------------------------------------------------
2000
Computer equipment                      1,975,443        476,277       1,499,166
Computer software                         401,356        185,986         215,370
Office equipment and furniture            177,826         38,456         139,370
Leasehold improvements                    107,236         33,411          73,825
----------------------------------------------------------------------------------------------
                                        2,661,861        734,130       1,927,731
==============================================================================================

1999
Computer equipment                        487,093        106,227         380,866
Computer software                          98,456         66,360          32,096
Office equipment and furniture             57,073         13,089          43,984
Leasehold improvements                     77,397         10,163          67,234
----------------------------------------------------------------------------------------------
                                          720,019        195,839         524,180
==============================================================================================

6. NOTES PAYABLE

                                                                    2000          1999
                                                                      $             $
---------------------------------------------------------------------------------------
Note payable to Ibex Investment Ltd. ("Ibex") - Interest at 10%
per annum, due the earlier of December 31, 2000 or the next
equity financing of VMII. The loan is denominated in Canadian dollars and is collateralized by a general security agreement
over the assets of the Company.                                      --         628,770

Other advances are unsecured, non interest bearing with no
fixed repayment terms [NOTE 7[b]]                                    --         183,300
---------------------------------------------------------------------------------------
                                                                     --         812,070
Less: current portion                                                --         812,070
---------------------------------------------------------------------------------------
                                                                     --              --
=======================================================================================

In conjunction with the reorganization of the Company the note payable to Ernest Gardiner was settled in March 1999, in exchange for 101,000 warrants with a fair value equivalent to the then carrying value of the notes payable [note 1].

On June 29, 1999, in settlement of a $167,000 loan and a revision to the repayment terms of the note payable to Ibex the Company issued 500,000 warrants with an exercise price of $0.35 per common stock. The Company has recorded an extraordinary loss of $790,000 based on the difference between the fair value of the equity instruments issued and the carrying value of the debt settled. The fair value of the warrants granted to Ibex was estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions: no dividend yield; risk free interest rate of 5.5%; expected volatility of 89%; and an expected life of one year.

7. SHARE CAPITAL

[a] AUTHORIZED

On June 9, 2000, the Board of Directors approved a resolution to increase the authorized shares of common stock from 50,000,000 to 100,000,000, par value $.001 per share. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $.001 per share.

In connection with the 1999 recapitalization of VMI described in note 1, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of VMII. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one VMII common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in VMII. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

As at December 31, 2000 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b] COMMON STOCK

By an agreement dated March 26, 1999 Aliant Inc. ("Aliant"), Acrex, and VMI agreed to recognize past contributions of Aliant on a joint development project to a maximum amount of $335,200 (Cdn$500,000). It was agreed that VMI would not be required to reimburse Aliant the $335,200, unless VMI became a public company or was owned by a public company. On March 26, 1999 it was determined this amount would be settled by the issuance of 1,428,571 shares of the public entity. The identical terms of the debt settlement agreement involving Acrex were assumed by VMII. The development project expense including a beneficial conversion feature of $164,800, calculated at its intrinsic value at the commitment date, was recorded as research and development expense.

7. SHARE CAPITAL (CONT'D.)

On February 15, 2000 the Company issued 2,250,000 units, at $2 per unit for gross cash proceeds of $4,500,000. Each unit comprises one share of common stock and one Class F warrant, entitling the holder to one common share, exercisable at $5.50 at any time up to February 15, 2005. The Company also issued 100,000 common shares and $75,000 cash to third parties as a finders fee. Cash proceeds of $4,241,700 were received in fiscal 2000 from the issuance of the units, net of the $75,000 finders fee and the $183,300 in unsecured advances received in December 1999. On December 2, 2000, the Board of Directors amended the exercise price of the Class F warrants to $2.25 and amended the expiry date to November 30, 2003.

On July 1, 2000 the Company issued 500,000 units, at $5.50 per unit for net cash proceeds of $2,750,000. Each unit comprises one share of common stock and three Class G warrants, entitling the holder to one share of common stock per warrant, exercisable at $5.50 at any time up to July 1, 2003. On December 2, 2000, the Board of Directors amended the exercise price of the Class G warrants to $2.25 and amended the expiry date to November 30, 2003.

On September 29, 2000, the Company issued 200,000 units, at $0.335 per unit for net cash proceeds of $67,000. Each unit comprises one share of common stock and one Class H warrant, entitling the holder to one share of common stock per warrant, exercisable at $0.50 at any time up to December 29, 2000.

[c] PREFERRED STOCK

On December 29, 2000 the Company issued 666,667 units at $3.00 per unit for cash proceeds of $2,000,000. Each unit comprises one share of Series B non-voting convertible preferred stock and 3/4 of a Class I warrant, entitling the holder to one share of common stock per warrant, exercisable at $1.75 at any time up to November 29, 2003. Each share of Series B preferred stock is convertible, at the option of the holder, into two shares of common stock and will automatically be converted into common stock as of June 30, 2001. Holders of the Series B preferred stock are entitled to a $0.195 per annum dividend. The dividends are not cumulative. The funds and the preferred stock certificates have been placed in escrow pursuant to an escrow agreement. The funds may be withdrawn by the Company in increments of up to $500,000 on January 15, 2001, January 31, 2001, February 15, 2001 and February 28, 2001 on a cumulative basis and the preferred stock certificates will be released to the investors concurrent with the cash disbursements. The escrow provides that under certain conditions, the Company can retract, at its option, the Series B preferred stock, at $3.00 per share together with all accrued and unpaid dividends. The Class I warrants will remain in effect regardless of whether the funds are disbursed to the Company or returned to the investors from the escrow.

7. SHARE CAPITAL (CONT'D.)

Based on the relative fair values of the preferred stock and detachable warrants on the date of issuance, the Company allocated $1,451,000 of the proceeds to preferred stock and $549,000 of the gross proceeds to the warrants. The agreement contains a beneficial conversion feature that allows the investors to convert the preferred stock to common stock at an effective conversion rate which is less than the closing price of the Company's common stock on December 29, 2000. The amount of the beneficial conversion feature is limited to the proceeds allocated to the preferred stock of $1,451,000 and is presented as a preferred stock dividend.

[d] STOCK OPTIONS

1999 STOCK OPTION PLAN

On May 19, 2000, the Board of Directors approved a resolution to amend the 1999 Stock Option Plan originally adopted on June 29, 1999. The Amended and Restated 1999 Stock Option Plan authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

The Stock Option Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options and entitles directors, employees and consultants to purchase common shares of the Company. The Stock Option Plan also provides for the issuance of both fixed and variable options. Options granted are subject to approval of the Board of Directors or the Stock Option Committee.

The options generally vest over a period of two to three years from the date of grant and immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a term of five years.

7. SHARE CAPITAL (CONT'D.)

Activity under the Plan is as follows:

                                                                  OPTIONS OUTSTANDING
                                                           -------------------------------------
                                                                       WEIGHTED
                                        SHARES AVAILABLE     NUMBER      PRICE        AVERAGE
                                           FOR GRANT       OF SHARES   PER SHARE  EXERCISE PRICE
----------------------------------------------------------------------------------------------
Balance, December 31, 1998 and 1997             --               --             --         --
Shares authorized                        5,000,000               --             --         --
Options granted                         (3,252,750)       3,252,750    0.75 - 2.38      $0.94
Options forfeited                          265,834         (265,834)          0.75      $0.89
----------------------------------------------------------------------------------------------
Balance, December 31, 1999               2,013,084       2,986,916    0.75 - 2.38      $0.94
Additional shares reserved               5,000,000              --             --         --
Options granted                         (4,577,795)      4,577,795    0.75 - 9.50      $4.13
Options forfeited                           74,180         (74,180)   0.75 - 2.00      $1.19
Options exercised                               --        (506,955)   0.75 - 3.05      $0.87
----------------------------------------------------------------------------------------------
Balance, December 31, 2000               2,509,469       6,983,576    0.75 - 9.50      $3.03
==============================================================================================

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2000 are as follows:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ---------------------------------------- ----------------------
                                               WEIGHTED
                    NUMBER        WEIGHTED      AVERAGE       NUMBER     WEIGHTED
  RANGE OF      OUTSTANDING AT     AVERAGE     REMAINING  EXERCISABLE AT  AVERAGE
  EXERCISE       DECEMBER 31,     EXERCISE    CONTRACTUAL  DECEMBER 31,  EXERCISE
   PRICES            2000           PRICE    LIFE (YEARS)      2000        PRICE
----------------------------------------------------------------------------------------------
 $0.75 - 1.00     2,543,877         $0.86         2.93      2,283,516      $0.87
 $1.01 - 3.00     2,057,900         $2.16         4.15        713,033      $2.11
 $3.01 - 5.00       148,000         $4.50         4.62         15,833      $3.97
 $5.01 - 7.00     1,603,799         $5.55         4.54        474,683      $5.47
 $7.01 - 9.50       630,000         $7.88         4.23        291,750      $7.90
----------------------------------------------------------------------------------------------
                  6,983,576         $3.03         3.81      3,778,815      $2.24
==============================================================================================

7. SHARE CAPITAL (CONT'D.)

For the year ended December 31, 2000, the Company incurred $3,186,258 [1999 - $2,910,580; 1998 - $nil] in non-cash stock based compensation expense reported in the statement of operations as follows:

                                            2000           1999            1998
                                              $               $              $
----------------------------------------------------------------------------------------------
Sales and marketing                     1,178,996        597,891              --
Research and development                  964,673      1,023,429              --
General and administrative              1,042,589      1,289,260              --
----------------------------------------------------------------------------------------------
                                        3,186,258      2,910,580              --
==============================================================================================

Of the total stock based compensation expense in 2000, $1,065,938
[1999 and 1998 - $nil] is a result of acceleration of the vesting terms and modification of the term to expiry of options held by a terminated employee. A total of $274,000 [1999 and 1998 - $nil] is a result of 325,000 options for two employees that are performance based and are classified as variable whereby, compensation expense is measured as the excess, if any, of the market price of the Company's stock at the measurement date over the exercise price on the date that it appears probable that the performance targets will be met. A total of $880,500 [1999 and 1998 - $nil] is a result of options granted to consultants in exchange for services which have been measured at fair value on the commitment date using the Black-Scholes option pricing model. The remaining $965,820 [1999 - $2,910,580; 1998 - $nil] is a result of options granted to employees with an exercise price less than the market price of the common stock on the date of grant. Of the $965,820, $815,938 relates to the recognition of deferred compensation incurred on options granted in 1999.

As at December 31, 2000, the Company has $325,332 [1999 - $1,106,656; 1998 -
$nil] in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

7. SHARE CAPITAL (CONT'D.)

PRO FORMA DISCLOSURE OF STOCK BASED COMPENSATION

Pro forma information regarding results of operations and net income (loss) per share is required by SFAS 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

The fair value of the Company's stock-based awards granted to employees in 2000 and 1999 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 2.5 years [1999 - 2.0 years], a risk free interest rate of 5.87% [1999 - 5.50%] and an expected volatility of 118% [1999 - 89%]. The weighted average fair value of options granted during 2000 was $3.15 [1999 - $1.60]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

                                            2000           1999            1998
                                              $               $              $
----------------------------------------------------------------------------------------------
Net loss attributable to common
  shareholders                        (11,101,947)    (6,848,605)       (930,598)
Compensation expense                   (4,112,466)      (439,786)             --
----------------------------------------------------------------------------------------------
Pro forma net loss                    (15,214,413)    (7,288,391)       (930,598)
==============================================================================================

BASIC AND DILUTED LOSS PER SHARE
As reported                                (0.46)         (0.41)          (0.14)
Pro forma                                  (0.63)         (0.43)          (0.14)
----------------------------------------------------------------------------------------------

7. SHARE CAPITAL (CONT'D.)

[e]  WARRANTS

The Company has the following common stock warrants outstanding:

                  COMMON                                COMMON
                  SHARES                                SHARES
                ISSUABLE AT  WARRANTS      WARRANTS   ISSUABLE AT EXERCISE               PROCEEDS
                 JANUARY 1    ISSUED       EXERCISED  DECEMBER 31   PRICE      EXPIRY   ON EXERCISE
                     #           #             #           #          $         DATE         $
-----------------------------------------------------------------------------------------------------
1999
Class A warrants        --   1,600,000    (400,000)   1,200,000      0.35    Dec. 29/00   133,333
Class B, C and D
   warrants             --   3,193,000  (2,760,000)     433,000      0.50    Dec. 29/00 1,380,000
Class E warrants        --     601,000          --      601,000      0.35    Dec. 29/00        --
-----------------------------------------------------------------------------------------------------
                        --   5,394,000  (3,160,000)   2,234,000                         1,513,333
=====================================================================================================

2000
Class A warrants 1,200,000          --  (1,200,000)          --      0.35    Dec. 29/00   426,668
Class B, C and D
   warrants        433,000          --    (433,000)          --      0.50    Dec. 29/00   216,500
Class E warrants   601,000          --    (601,000)          --      0.35    Dec. 29/00   210,350
Class F and G
   warrants             --   3,750,000          --    3,750,000      2.25    Nov. 30/03        --
Class H warrants        --     200,000    (200,000)          --      0.50    Dec. 29/00   100,000
Class I warrants        --     500,000          --      500,000      1.75    Nov. 29/03        --
-----------------------------------------------------------------------------------------------------
                 2,234,000   4,450,000  (2,434,000)   4,250,000                           953,518
=====================================================================================================

As at December 31, 1999, the $1,513,333 cash proceeds on exercise of 3,160,000 warrants was collected but the share certificates were not issued until 2000. As a result, the 3,160,000 common shares issuable at December 31, 1999 were reported as common stock to be issued in the statement of stockholders' equity.

7. SHARE CAPITAL (CONT'D.)

[f] EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share:

                                            2000           1999            1998
                                              $               $              $
----------------------------------------------------------------------------------------------
NUMERATOR:

Loss before extraordinary items        (9,650,947)    (6,058,605)       (930,598)
Deemed dividend on beneficial
 conversion feature                    (1,451,000)            --              --
----------------------------------------------------------------------------------------------
Loss before extraordinary items
 attributable to
  common shareholders                 (11,101,947)    (6,058,605)       (930,598)
==============================================================================================

Net loss                               (9,650,947)    (6,848,605)       (930,598)
Deemed dividend on beneficial
 conversion feature                    (1,451,000)            --              --
----------------------------------------------------------------------------------------------
Net loss attributable to common
  shareholders                        (11,101,947)    (6,848,605)       (930,598)
==============================================================================================

DENOMINATOR:

Weighted average number of
 common stock
  outstanding                          17,430,772     10,304,415              --
Weighted average number of
 common stock
  issuable on exercise of
    exchangeable shares                 6,600,000      6,600,000       6,600,000
----------------------------------------------------------------------------------------------
Weighted average number of
 common stock
  equivalents outstanding              24,030,772     16,904,415       6,600,000
==============================================================================================

EARNINGS (LOSS) PER SHARE:

Basic and diluted loss per share before
  extraordinary items                      (0.46)         (0.36)          (0.14)
Basic and diluted loss per share           (0.46)         (0.41)          (0.14)
----------------------------------------------------------------------------------------------

For the years ending December 31, 2000, 1999 and 1998, the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be antidilutive.

8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 40%. The Company's Canadian subsidiary is subject to combined Canadian federal and provincial tax rates of approximately 45%.

The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

                                            2000           1999            1998
                                              $               $              $
----------------------------------------------------------------------------------------------
Tax expense (recovery) at U.S.
  statutory rates                      (3,860,000)    (2,739,000)       (372,000)
Lower (higher) effective income
  taxes ofCanadian subsidiary            (354,000)      (383,000)        (52,000)
Change in valuation allowance           2,859,000      1,221,000         418,000
Non-deductible expenses                 1,355,000      1,901,000           6,000
----------------------------------------------------------------------------------------------
Income tax expense (recovery)                  --             --              --
==============================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                           2000            1999
                                                              $              $
----------------------------------------------------------------------------------------------
Net operating loss carryforwards                       4,308,000       1,655,000
Property and equipment                                   346,000         140,000
----------------------------------------------------------------------------------------------
Total deferred tax assets                              4,654,000       1,795,000
Valuation allowance                                   (4,654,000)     (1,795,000)
----------------------------------------------------------------------------------------------
Net deferred tax assets                                       --              --
==============================================================================================

8. INCOME TAXES (CONT'D.)

The net operating loss carryforwards expire as follows:

                                                                             $
----------------------------------------------------------------------------------------------
CANADA
2001                                                                      45,000
2002                                                                     173,000
2003                                                                      83,000
2004                                                                     898,000
2005                                                                   1,120,000
2006                                                                   1,224,000
2007                                                                   5,785,000
----------------------------------------------------------------------------------------------
                                                                       9,328,000
U.S.
2020                                                                     136,000
----------------------------------------------------------------------------------------------
                                                                       9,464,000
----------------------------------------------------------------------------------------------

Non capital losses of the Canadian subsidiary that expire prior to 2006 noted above are restricted by Canadian Tax Law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act.

9. RELATED PARTY TRANSACTIONS

[a] During the year ended December 31, 2000, Pacific Western Mortgage
    Corporation, a shareholder of the Company, was paid $85,000 [1999 - $40,392; 1998 - $26,992] for consulting services and a financing fee of which $nil [1999 - $15,144] remained unpaid at December 31, 2000.

[b] During the year ended December 31, 2000, Karina Ventures Inc., a company controlled by an officer of the Company, was paid $40,000 [1999 - $13,464; 1998 - $nil] for consulting services.

[c] During the year the Company sold to Aliant Inc., a shareholder of the Company, products and services totaling $68,649 [1999 - $42,072; 1998 - $nil]. At December 31, 2000, $484 [1999 - $18,015; 1998 - $nil] is included in accounts receivable.

10. COMMITMENTS AND CONTINGENCIES

[a] Real estate lease commitments for the base rental payments for offices and equipment that expire through 2005 are as follows:

                                                                             $
----------------------------------------------------------------------------------------------
    2001                                                                 179,000
    2002                                                                 158,000
    2003                                                                  84,000
    2004                                                                  84,000
    2005                                                                      --
----------------------------------------------------------------------------------------------
                                                                         505,000
----------------------------------------------------------------------------------------------

    The rental expense charged to the consolidated statements of operations in 2000 amounted to $189,000 [1999 - $109,000; 1998 - $44,000].

[b] On February 27, 2001, the Company entered into a three year agreement with Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. (`Aliant"), to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

    Innovatia will license certain intellectual property to the Company on a non-exclusive, non-transferable basis for use in the development and verification of current products and will provide specific professional, project management and administrative and support services. In consideration of the licenses and services provided, the Company has agreed to pay fees of $5.7 million over the three year term of the agreement beginning February 1, 2001. Innovatia will invoice the Company on a quarterly basis, equaling $475,000 per quarter commencing April 30, 2001. At the Company's option, the Company may elect to pay for some or all of the services, from time to time, in common shares. In the event that the Company makes this election, the number of common shares will equal the value of the payment then being made divided by the weighted average trading price of the Company's common stock over the ten trading days immediately preceding the date the payment is made.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities are as follows:

                                                        2000           1999          1998
                                                        $              $             $
----------------------------------------------------------------------------------------------
Restricted cash proceeds from issuance of preferred
  stock and detachable warrants                       2,000,000            --             --
Stock issued on settlement of shareholder debt               --       250,000             --
Warrants issued on settlement of Ibex Investment
  Ltd. notes payable                                         --       167,000             --
Warrants issued on settlement of Ernest Gardiner
  notes payable                                              --        33,000             --
Stock and warrants issued to Acrex Ventures Ltd.
  investors                                                  --     1,220,667             --
Stock issued on settlement of amount due to
  Aliant Inc.                                                --       500,000             --
----------------------------------------------------------------------------------------------

12. SUBSEQUENT EVENTS

[a] On April 3, 2001, the Company completed an offering of 6,500,000 Special
    Warrants at a price of Cdn.$2.00 per Special Warrant for aggregate gross proceeds of Cdn.$13,000,000. The agents' fees and expenses were Cdn.$1,010,000 resulting in net proceeds to the Company of Cdn.$11,990,000.

    Each Special Warrant is exercisable, without payment of additional consideration, into one Unit of the Company (a "Unit"). Each Unit consists of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to acquire one common share at a price of Cdn.$2.25 at any time on or before April 3, 2003.

    The Special Warrants are exercisable by the holders at any time after their issuance and, if not previously exercised or repurchased, will be deemed to be exercised on the fifth business day following the "Qualification Date", which is the latest of: (i) the date a registration statement for the underlying securities is declared effective by the United States Securities and Exchange Commission, and (ii) the date the last receipt is issued for a final prospectus qualifying the issuance of the underlying securities by the Ontario, British Columbia or Alberta securities regulatory and (iii) the day preceding the date the listing of the Company's common shares on The Toronto Stock Exchange becomes effective. If the Qualification Date has not occurred on or prior to August 2, 2001, each Special Warrant will be exercisable for
    1.1 Units.

12. SUBSEQUENT EVENTS (CONT'D.)

    Cdn.$11,305,000 of the net subscription proceeds ("Escrowed Subscribers") is held in escrow for the purpose of obtaining approval to list the Company's common shares on The Toronto Stock Exchange ("TSE") and was not released to the Company on the Closing Date. The remaining Cdn.$685,000 of the net subscription proceeds ("Non-Escrowed Subscribers") was released to the Company on the Closing Date. In the event a TSE listing of the Company's common shares has not become effective by October 3, 2001 ("Listing Deadline"), the Escrowed Subscribers shall be entitled, at their option (the "Repurchase Option"), until the earlier of the exercise date and the date which is 30 days following the Listing Deadline, to require the Company to repurchase their Special Warrants at Cdn.$2.00 plus accrued interest.

    The agents were paid a commission of Cdn.$910,000, representing 7% of the gross proceeds, and were reimbursed Cdn.$100,000 in legal costs. In addition, the agents received a special compensation option that entitles them to purchase 650,000 Units at Cdn.$2.00 per Unit at any time on or before April 3, 2003.

[b] As at April 3, 2001, the Company has withdrawn an amount of $1,750,000 and retracted 80,969 Series B preferred stock for $242,907 in accordance with the Series B preferred stock escrow agreement.

[c] As at April 3, 2001, the Company has issued an additional 365,500 shares of common stock on the exercise of employee stock options for cash proceeds of $336,625.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VOICE MOBILITY INTERNATIONAL, INC.


                                    By:    /s/ James Hewett
                                         --------------------------------------
                                    James Hewett
                                    Chief Financial Officer, Treasurer
                                    (Principal Accounting Officer)

                                    Date: April 10, 2001



                                    SIGNATURE

        In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the date stated.


SIGNATURE                              TITLE                           DATE

/s/ Randy G. Buchamer          Chairman of the Board              April 10, 2001
-------------------------
Randy G. Buchamer

/s/ Thomas O'Flaherty           President, Director               April 10, 2001
-------------------------
Thomas O'Flaherty

/s/ William E. Krebs                 Director                     April 10, 2001
-------------------------
William E. Krebs

/s/ James J. Hutton         Chief Executive Officer, Director     April 10, 2001
-------------------------
James J. Hutton

/s/ Robert E. Neal                   Director                     April 10, 2001
-------------------------
Robert Neal

/s/ Morgan P. Sturdy                 Director                     April 10, 2001
-------------------------
Morgan P.  Sturdy

/s/ F. David D. Scott                Director                     April 10, 2001
-------------------------
F.  David D.  Scott