Form 10-Q
period 2001-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2001-05-21
CIK 1094816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q

 [X] Quarterly report under Section 13 or 15(d)of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2001.


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

     27,234,282 shares of Common Stock as of May 18, 2001


     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       VOICE MOBILITY INTERNATIONAL, INC.
                                    FORM 10-Q
                     FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                      INDEX



PART - I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

a)       Consolidated Balance Sheets - March 31, 2001 and December 31, 2000
b) Consolidated Statements of Operations - Three Months Ended March 31, 2001 and 2000
c) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000
d)       Notes to the Consolidated Financial Statements - March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART - II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
VOICE MOBILITY INTERNATIONAL, INC.


                            CONSOLIDATED BALANCE SHEETS
        (See Note 1 - Nature of Operations and Basis of Presentation)
                      (Unaudited - Expressed in U.S. Dollars)

AS AT                                                                   MARCH 31,         DECEMBER 31,
                                                                          2001               2000
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                              287,927            602,527
Restricted cash                                                             --          2,000,000
Accounts receivable [net of allowance for doubtful debts:
   March 31, 2001 - $11,357; December 31, 2000 - $4,222]                48,263             18,634
Other receivables                                                       76,245             50,886
Prepaid expenses                                                       103,498             65,133

------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                   515,933          2,737,180

Deferred charges (Note 6[a])                                           121,073                 --

Property and equipment [net of accumulated
   depreciation and amortization: March 31, 2001 - $884,452;
    December 31, 2000 - $734,130]                                    2,156,995          1,927,731
------------------------------------------------------------------------------------------------------------------
                                                                     2,794,001          4,664,911
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT
Accounts payable                                                       688,050            413,662
Accrued liabilities                                                    589,096            316,464
Employee related payables                                              174,079            160,560
Deferred revenue                                                       216,183            212,500
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            1,667,408          1,103,186

Foreign currency derivative (Note 4)                                   210,000                 --

-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                    1,877,408          1,103,186
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 4 and 6[b])

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 100,000,000
    20,566,782 outstanding [December 31, 2000 - 20,201,282]             20,567             20,202
Preferred stock, $0.001 par value, authorized 1,000,000
    Series A Preferred stock issued, 1                                       1                  1
    Series B Preferred stock issued
       (585,698 outstanding[December 31, 2000 - 666,667])                  586                667
Additional paid-in capital                                          23,166,474         22,871,377
Accumulated deficit                                                (22,184,238)       (19,323,693)
Other accumulated comprehensive income                                 (86,797)            (6,829)
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   916,593          3,561,725
------------------------------------------------------------------------------------------------------------------
                                                                     2,794,001          4,664,911
==================================================================================================================

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.


                          CONSOLIDATED STATEMENTS OF OPERATIONS
             (See Note 1 - Nature of Operations and Basis of Presentation)
                         (Unaudited - Expressed in U.S. Dollars)



FOR THE THREE MONTHS ENDED,                                             (NOTE 5)
                                                     MARCH 31,          MARCH 31,
                                                        2001             2000
                                                          $                $
-------------------------------------------------------------------------------------------------------------------
SALES                                                 43,846            93,016
Cost of sales                                          3,435            32,620
------------------------------------------------------------------------------------------------------------------
Gross Profit                                          40,411            60,396
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing (Note 3[c])                      717,252           403,149
Research and development (Note 3[c])               1,232,730           778,825
General and administrative (Note 3[c])               861,519           871,731
-------------------------------------------------------------------------------------------------------------------
                                                   2,811,501         2,053,705
------------------------------------------------------------------------------------------------------------------
Loss from operations                               2,771,090         1,993,309
Interest (income)                                    (12,154)          (48,713)
Interest expense                                       1,160                --
Loss on embedded foreign currency derivative         210,000                --
-------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                            2,970,096         1,944,596
Foreign currency translation gains (losses)          (79,968)            2,663
------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS FOR
   THE PERIOD                                      3,050,064         1,941,933
==================================================================================================================

EARNINGS (LOSS) PER SHARE (NOTE 3[e])
Basic and diluted loss per share                     (0.11)              (0.08)
==================================================================================================================

SEE ACCOMPANYING NOTES

VOICE MOBILITY INTERNATIONAL, INC.


                         CONSOLIDATED STATEMENTS OF CASH FLOWS
             (See Note 1 - Nature of Operations and Basis of Presentation)
                        (Unaudited - Expressed in U.S. Dollars)


FOR THE THREE MONTHS ENDED,                                                  (NOTE 5)
                                                          MARCH 31,          MARCH 31,
                                                             2001              2000
                                                                $                 $
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                  (2,970,096)       (1,944,596)
Non-cash items included in net loss
   Amortization                                             190,750            49,829
   Stock based compensation (Note 3[c])                     311,215           898,987
   Bad debt expense                                           7,241            (1,316)
   Loss on embedded foreign currency derivative             210,000                --
------------------------------------------------------------------------------------------------------------------
                                                         (2,250,890)         (997,096)
Change in accounts receivable                               (66,287)            4,337
Change in prepaid expenses                                  (46,545)         (102,959)
Change in inventory                                              --           (39,914)
Change in accounts payable                                  136,742            77,556
Change in accrued liabilities                               297,049          (141,384)
Change in other payables                                         --           (57,248)
Change in employee payables                                  21,792            22,676
Change in deferred revenue                                   12,663           (92,364)
------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                        (1,895,476)       (1,326,396)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                         (354,512)         (258,837)
------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                          (354,512)         (258,837)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Change in notes payable, net                                     --          (624,360)
Increase in deferred charges for share issue costs         (121,073)               --
Cash proceeds from issuance of common stock                      --         3,049,033
Cash proceeds on release of preferred stock from escrow   1,757,093                --
Cash proceeds on exercise of options                        336,625            15,750
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                     1,972,645         2,440,423
------------------------------------------------------------------------------------------------------------------

Effect of foreign currency on cash                          (37,257)              137
------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (314,600)          855,327
Cash and cash equivalents, beginning of period              602,527           120,712
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    287,927           976,039
==================================================================================================================

SEE ACCOMPANYING NOTES

                       VOICE MOBILITY INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements
                               March 31, 2001
                                  Unaudited

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Voice Mobility International, Inc., (the `Company') is a Nevada corporation engaged in the development and sales and marketing of unified voice messaging software through its wholly owned subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company's primary market is the Tier I and Tier II service providers including wireless service providers, competitive local exchange providers, internet service providers, cable operators and smaller incumbent local exchange carriers. The Company's principal geographic markets include North America, Europe and Asia.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $2,970,096 for the three months ended March 31, 2001 [March 31, 2000 - $1,944,596] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity private placements. The Company is continuing to seek other sources of financing. As described in note 6, the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn$2.00 per Special Warrant for aggregate gross proceeds of Cdn$13,000,000. The company also raised an additional Cdn$800,000 through two separate debt offerings. Management also expects that increasing revenues from current operations will result in 2001 from the deployment of the unified communications software product. There are no assurances that the Company will be successful in achieving these goals.

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

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived 82% of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 18% of its revenues from sales by its US operations. Sales to three customers comprised 95% of revenues for the three months ended March 31, 2001. Sales to one customer comprised 100% of revenues for the three months ended March 31, 2000.

3. SHARE CAPITAL

[a]     SERIES A PREFERRED STOCK AND EXCHANGEABLE SHARES

In connection with the 1999 recapitalization of Voice Mobility Inc. (VMI), Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of VMII. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one VMII common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to voting rights in VMII. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

As at March 31, 2001 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b]     SERIES B PREFERRED STOCK

On December 29, 2000 the Company issued 666,667 units at $3.00 per unit for cash proceeds of $2,000,000. Each unit comprised one share of Series B non-voting convertible preferred stock and three quarter of a Class I warrant, entitling the holder to one share of common stock per warrant, exercisable at $1.75 at any time up to November 29, 2003. Each share of Series B preferred stock is convertible, at the option of the holder, into two shares of common stock and will automatically be converted into common stock as of June 30, 2001. Holders of the Series B preferred stock are entitled to a $0.195 per annum dividend. The dividends are not cumulative. The escrow provides that under certain conditions, the Company can retract, at its option, the Series B preferred stock, at $3.00 per share together with all accrued and unpaid dividends.

On March 30, 2001, the Company retracted 80,969 Series B Preferred shares at $3.00 per share for an aggregate of $242,907. The retraction reduced the Series B Preferred shares outstanding from 666,667 to 585,698. The warrants attached to the Series B Preferred shares remain in effect regardless of whether the funds are returned to the investors from escrow.

The terms of the convertible preferred stock contained a beneficial conversion feature of $1,451,000 which was presented as a preferred stock dividend upon issuance. Upon retraction of 80,969 preferred shares, a portion of the retraction price is allocated to the beneficial conversion feature and decreases net loss attributable to common stockholders.

[c]     STOCK OPTIONS

The Amended and Restated 1999 Stock Option Plan authorizes an aggregate of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

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

Activity under the Plan is as follows:

                                                                            OPTIONS OUTSTANDING
                                                        -----------------------------------------------------------
                                                                                          WEIGHTED
                                  SHARES AVAILABLE         NUMBER          PRICE           AVERAGE
                                      FOR GRANT           OF SHARES      PER SHARE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            2,509,469          6,983,576       0.75 - 9.50        $3.03
Options granted                        (583,165)           583,165       2.01 - 2.75        $2.52
Options forfeited                        50,000            (50,000)             9.50        $9.50
Options exercised                            --           (365,500)      0.75 - 1.00        $0.92
-------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001               1,976,304          7,151,241       0.75 - 9.50        $3.05
===================================================================================================================

For the three months ended March 31, 2001, the Company incurred $311,215 [three months ended March 31, 2000 - $898,987] in non-cash stock based compensation expense reported in the statement of operations as follows:

                                                       2001              2000
                                                        $                  $
-------------------------------------------------------------------------------------------------------------------
Sales and marketing                                      ---            35,573
Research and development                             165,165           461,313
General and administrative                           146,050           402,101
-------------------------------------------------------------------------------------------------------------------
                                                     311,215           898,987
===================================================================================================================

Of the total stock based compensation expense in the three months ended March 31, 2001, $32,813 [three months ended March 31, 2000 - $490,469] is a result of 225,000 options for two employees that are performance based and are classified as variable whereby, compensation expense is measured as the excess, if any, of the market price of the Company's stock at the measurement date over the exercise price on the date that it appears probable that the performance targets will be met. A total of $125,250 [three months ended March 31, 2000 - $158,343] is a result of options granted to a consultant in exchange for services which have been measured at fair value on the commitment date using the Black Scholes option pricing model. The remaining $153,152 [three months ended March 31, 2000 - $250,175] relates to the recognition of deferred compensation as a result of options granted in fiscal 1999 and 2000 to employees with an exercise price less than the market price of the common stock on the date of grant.

As at March 31, 2001, the Company has $172,180 in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

[d]     WARRANTS

As at March 31, 2001, the Company has the following common stock warrants outstanding:

                                  NUMBER OF COMMON        EXERCISE PRICE
                                   SHARES ISSUABLE               $              DATE OF EXPIRY
-------------------------------------------------------------------------------------------------------------------
Series F warrants                        2,250,000             2.25            November 30, 2003
Series G warrants                        1,500,000             2.25            November 30, 2003
Series I warrants                          500,000             1.75            November 29, 2003
-------------------------------------------------------------------------------------------------------------------
                                         4,250,000
===================================================================================================================

[e]     LOSS PER SHARE

The following table sets forth the computation of basic earnings loss per share for the three months ended:

                                                                              MARCH 31,                    MARCH 31,
                                                                                2001                        2000
                                                                                  $                           $
-------------------------------------------------------------------------------------------------------------------
NUMERATOR:


Net loss for the period                                                      (2,970,096)                 (1,944,596)
Reduction of beneficial conversion feature
  on retraction of 80,969 Series B preferred
  stock                                                                         109,551                        ----
Net loss attributable to holders of common stock and
  common stock equivalents                                                   (2,860,545)                 (1,944,596)

DENOMINATOR:
Weighted average number of common stock outstanding                          20,517,101                  16,307,903
Weighted average number of common stock issuable on
   exercise of exchangeable shares                                            6,600,000                   6,600,000
------------------------------------------------------------------------------------------------------------------
Average number of common stock and common stock
   equivalents outstanding                                                   27,117,101                  22,907,903
------------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE:

Basic and diluted loss per share                                                  (0.11)         (0.08)
===================================================================================================================

4. COMMITMENTS AND CONTINGENCIES

On February 27, 2001, the Company entered into a three year agreement with Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

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

Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and SFAS No. 138, established accounting and reporting standards that require every derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met.

In accordance with SFAS No. 133, the agreement with Innovatia contains an embedded foreign currency derivative that must be bifurcated from the host contract because the agreement is not denominated in either of the parties' functional currencies. The change in the fair value of the embedded foreign currency derivative from the February 27, 2001 contract signing date to the March 31, 2001 reporting date is $210,000 which is reported as a mark to market loss and is a result of the devaluation of the Canadian dollar relative to the US dollar over the same period.

5. COMPARATIVE FIGURES

General and administrative costs for the three-month period ended March 31, 2000 previously reported as $765,231 on our Form 10-QSB/A filed on May 15, 2000 have now been retroactively adjusted to $871,731 to reflect adjustments for stock based compensation costs reported in the consolidated financial statements for the year ended December 31, 2000.

6. SUBSEQUENT EVENTS

[a] On April 3, 2001, the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn.$2.00 per Special Warrant for aggregate gross proceeds of Cdn.$13,000,000. The agents' fees and expenses were Cdn.$1,010,000 resulting in net proceeds to the Company of Cdn.$11,990,000. Each Special Warrant is exercisable, without payment of additional consideration, into one Unit of the Company (a "Unit"). Each Unit consists of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to acquire one common share at a price of Cdn.$2.25, or on a cashless basis, at any time on or before April 3, 2003. The cashless exercise provision allows the holder to utilize the net appreciation in the market value of the underlying common stock to pay the exercise price.

     The Special Warrants are exercisable by the holders at any time after their issuance and, if not previously exercised or repurchased, will be deemed to be exercised on the fifth business day following the "Qualification Date", which is the latest of: (i) the date a registration statement for the underlying securities is declared effective by the United States Securities and Exchange Commission, and (ii) the date the last receipt is issued for a final prospectus qualifying the issuance of the underlying securities by the British Columbia, Alberta, Ontario, Quebec and New Brunswick securities regulatory commissions and (iii) the day preceding the date the listing of the Company's common shares on The Toronto Stock Exchange becomes effective. If the Qualification Date has not occurred on or prior to August 2, 2001, each Special Warrant will be exercisable for 1.1 Units.

     Cdn.$10,850,000 of the net subscription proceeds ("Escrowed Subscribers") is held in escrow for the purpose of obtaining approval to list the Company's common shares on The Toronto Stock Exchange ("TSE") and was not released to the Company on the Closing Date. The remaining Cdn.$1,140,000 of the net subscription proceeds ("Non-Escrowed Subscribers") was released to the Company, of which Cdn.$685,000 was released on closing and Cdn.$455,000 was released subsequently. In the event a TSE listing of the Company's common shares has not become effective by October 3, 2001 ("Listing Deadline"), the Escrowed Subscribers shall be entitled, at their option (the "Repurchase Option"), until the earlier of the exercise date and the date which is 30 days following the Listing Deadline, to require the Company to repurchase, from legally available funds, their Special Warrants at Cdn.$2.00 plus accrued interest.

     The agents were paid a commission of Cdn. $910,000, representing 7% of the gross proceeds, and were reimbursed Cdn.$100,000 in legal costs. In addition, the agents received a special compensation option that entitles them to purchase 650,000 Units at Cdn.$2.00 per Unit at any time on or before April 3, 2003.

     On May 10, 2001 the Company filed a registration statement in the United States and a preliminary prospectus with the applicable regulatory authorities in Canada in connection with the April 3, 2001 Special Warrants. The Company estimates additional expenses of $200,000 to be incurred in connection with these filings. As at March 31, 2001 the Company has deferred the costs incurred in connection with this offering pending successful completion.

[b] On April 23, 2001, a former consultant to the Company issued a Notice of Intention to Arbitrate under the Arbitration Act (Alberta, Canada), claiming breach of contract relating to consulting services and registration of stock options. The relief sought are damages under several causes of action for an aggregate of approximately $900,000 and an order that the consulting contract be renewed, as well as alternative relief in the form of fair value compensation, interest and costs. The Company believes that there is no substantive merit to the claims and intends to vigorously defend the action. While the outcome of this matter is not determinable at this time, management believes that its ultimate resolution will not have a material adverse effect on the Company's financial position.

[c] On April 25, 2001, the Company issued a Cdn.$300,000 non-interest bearing promissory note payable on the earlier of May 25, 2001, or with the proceeds of a subsequent third party equity financing. The Company will also pay an additional fee of Cdn.$10,000 on maturity. In connection with the issuance of the promissory note the Company also issued 100,000 Class K warrants, entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to April 25, 2004.

[d] On May 11, 2001, the Company issued a Cdn.$500,000 non-interest bearing promissory note payable on the earlier of July 8, 2001, or with the proceeds of a subsequent third party equity financing. The Company will also pay an additional fee of Cdn.$17.500 on maturity. In connection with the issuance of the promissory note the Company also issued 166,667 Class L warrants, entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to May 11, 2004.

[e] As at May 18, 2001, the Company has issued an additional 67,500 shares of common stock on the exercise of employee stock options for cash proceeds of $50,625. As at May 18, 2001, the Company has granted an additional 543,900 employee stock options and forfeited 280,000 employee stock options under the Amended and Restated 1999 Stock Option Plan.

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

Results of Operations for the three-month periods ended March 31, 2001 and March 31, 2000:
-------------------------------------------------------------------------------

     Sales - Sales for the three-month period ended March 31, 2001 were $43,846, compared to $93,016 for the three-month period ended March 31, 2000 representing a 53% decrease. Sales for the three-month period ended March 31, 2001 were from recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fees. All sales for the three-month period ended March 31, 2000 is recognition of deferred revenue from 1999.

     In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communications software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the three-month period ended March 31, 2001, we have recognized $20,833 of the deferred amount.

     Cost of sales - Cost of sales for the three month period ended March 31, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites. Cost of sales for three-month period ended March 31, 2000 is comprised of software licenses, telephony hardware, data and voice transmissions costs, and installation cost. Cost of sales were $3,435 and $32,620 for the three-month period ended March 31, 2001 and 2000 respectively.

     Operating Expenses

     Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $717,252 and $403,149 for the three-month periods ended March 31, 2001 and March 31, 2000 respectively representing an increase of 78%. These costs reflect employee stock option compensation cost of $nil and $35,573 for the three-month periods ended March 31, 2001 and 2000 respectively.

     The additional increase of $349,676 (net of stock based compensation) between the three-month period ended March 31, 2001 and 2000, is a result of an increase in sales and marketing personnel, advertising and promotions, travel and participation in industry trade shows, consulting fees, and marketing expenses. These costs have been primarily incurred as result of the Company's efforts to market and sell it's product to the commercial marketplace. We have built a sales force with which to bring our product to the marketplace that includes an aggregate increase of 14 persons. We have increased the inside sales staff by 2, the direct sales force in North America by 7, the sales force in London, England by 2, the business development staff by 1, and the marketing staff by 2. Our sales efforts have resulted in opening three sales offices in New York, Dallas, and London.

     Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $1,232,730 and $778,825 respectively for the three month periods ended March 31, 2001 and March 31, 2000 respectively representing an increase of 58%. These costs reflect employee stock option compensation cost of $165,165 and $461,313 for the three-month periods ended March 31, 2001 and 2000 respectively.

     The additional increase of $750,053 (net of stock based compensation) in research and development expense between the three-month period ended March 31, 2001 and 2000, is a result of an increase in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

Of the $750,053, $316,667 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

The primary reason for the remaining increase in costs of $433,386 is a result of acceleration in the development process resulting in two new versions of our unified communications product. We increased personnel in our research and development department by 25 developers during the period.

     General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $861,519 and $871,731 for the three month periods ended March 31, 2001 and March 31, 2000 respectively representing a decrease of 1%. These costs reflect employee stock option compensation cost of $20,800 and $243,758 for the three-month periods ended March 31, 2001 and 2000 respectively. A further $125,250 and $158,343 of stock option compensation cost were recorded for the three-month periods ended March 31, 2001 and 2000 respectively for stock option grants awarded to non-employees in exchange for consulting services.

     The additional increase of $245,839 (net of stock based compensation) in general and administrative costs between the three-month periods ended March 31, 2001 and 2000, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization costs, lease of office space, and general administrative costs. During the period we increased Investor Relations and Compliance expenses as a result of being a public company.

         General and administrative costs for the three-month period ended March 31, 2000 previously reported as $765,231 on our Form 10-QSB/A filed on May 15, 2000 have now been retroactively adjusted to $871,731 as a result of 2000 annual audit adjustments for stock based compensation costs.

     Interest Income - Interest income was $12,154 and $48,713 for the three-month periods ended March 31, 2001 and 2000 respectively.

     Interest Expense - Our interest expense is primarily related to short-term debt. Interest expense was $1,160 and nil for the three-month periods ended March 31, 2001 and 2000 respectively.

     Income Taxes - For financial statement purposes, the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

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

         In addition, our revenue relies on the number of mailboxes our customers sell and therefore our revenues may fluctuate depending on the marketing and sales campaigns of our customers.

Liquidity and Capital Resources

         To date, we have funded our operations through equity and debt financing. We currently rely on our ability to raise money through equity and debt financings to pursue new business endeavors and continue operations. The majority of funds that we have raised have been allocated to the development of our unified voice messaging software and sales and marketing initiatives. We do not anticipate any significant sales revenue until the third quarter of 2001. We also anticipate significant expenditures in the next twelve months as we increase our research and development efforts.

         As at March 31, 2001, we had 4,250,000 warrants outstanding that would, upon exercise, provide us a total of $9,312,500 in equity financing. If the outstanding warrants were exercised the related funds would be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. However, there can be no assurance that the remaining warrants will be exercised.

         On February 27, 2001, we entered into a three year agreement with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a Tier I carrier class unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers. Under the agreement, Innovatia will license certain intellectual property to us on a non-exclusive, non-transferable basis for use in the development and verification of current products and will provide specific professional, project management and administrative and support services. In consideration of the licenses and services provided, we have agreed to pay fees of $5.7 million over the three year term of the agreement beginning February 1, 2001. Innovatia will invoice us on a quarterly basis, equaling $475,000 per quarter commencing April 30, 2001. At our option, we may elect to pay for some or all of the services, from time to time, in shares of our common stock. In the event that we make this election, the number of shares of our common stock will equal the value of the payment then being made divided by the weighted average trading price of our common stock over the ten trading days immediately preceding the date the payment is made. For example, if we were to elect to pay the initial $475,000 invoice based on the average closing price over the 10 trading days preceding April 30, 2001 ($1.625 per share), this would result in the issuance of an additional 292,308 shares of our common stock to Innovatia for such quarterly payment.

         On April 3, 2001, we completed an offering of 6,500,000 special warrants at a price of Cdn$2.00 per special warrant for aggregate gross proceeds of Cdn$13,000,000. The agents' fee and expenses were Cdn$1,010,000 resulting in net proceeds to us of Cdn$11,990,000. Each outstanding special warrant entitles the holder to receive, without the payment of additional consideration, one share of our common stock and one-half of one share warrant. Each whole share warrant entitles the holder thereof to purchase one additional share of our common stock at a price of Cdn $2.25 on or before 4:30 p.m. (Toronto time) on April 3, 2003. The share warrants also contain "cashless exercise" provisions allowing the holders to utilize the net appreciation in the market value of the underlying common stock to pay the exercise price.

         Cdn $10,850,000 of the net subscription proceeds is held in escrow for the purpose of obtaining approval to list our common shares on The Toronto Stock Exchange and was not released to us on the closing date. The remaining Cdn$1,140,000 of the net subscription proceeds has been released to us, of which Cdn$685,000 was released on closing and Cdn$455,000 was released subsequently to closing. In the event that we have not secured The Toronto Stock Exchange listing of our common shares by October 3, 2001, the escrowed subscribers shall be entitled, at their option, until the earlier of the exercise date and the date which is 30 days following October 3, 2001, to require us to repurchase, from legally available funds, their special warrants at Cdn$2.00 plus accrued interest.

         In the special warrant private placement, we paid to the agents a cash commission of Cdn$910,000 and granted to the agents special compensation options, exercisable for a compensation options, which entitle the agents to purchase an aggregate of up to 650,000 units at a price of Cdn$2.00 per unit until April 3, 2003. Each unit consists of one share of our common stock and one half of one common share purchase warrant, each whole compensation warrant being exercisable to purchase one additional share of our common stock at a price of Cdn$2.25 until 4:30 p.m. (Toronto time) on April 3, 2003.

         On April 25, 2001, we issued a promissory note to a shareholder in the principal amount of Cdn$300,000, payable on the earlier of May 25, 2001 or our next equity financing. No interest accrues on the note. A fee of $10,000 is due on maturity. In connection with the issuance of such note, we issued 100,000 Class K warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to April 25, 2004.

         On May 11, 2001, we issued a promissory note to a shareholder in the principal amount of Cdn$500,000, payable on the earlier of July 8, 2001 or our next equity financing. No interest accrues on the note. A fee of $17,500 is due on maturity. In connection with the issuance of such note, we issued 166,667 Class L warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to May 11, 2004.

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We will need to successfully secure a listing on the Toronto Stock Exchange, to release Cdn$10,850,000 from escrow that will provide liquidity over the next 12 months. If we do not secure a listing then we will have to raise additional funds through equity financings. Based on our current plans and projections, we believe that we have the ability to raise additional funds through equity or debt financings to meet our current and future financial commitments until we achieve positive cash flows from operations. However, there are no assurances that we will be successful in achieving theses objectives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No information required pursuant to Item 305c of Regulation S-K.

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings.

         On April 23, 2001, Breakthrough Financial Marketing Inc., a former consultant to Voice Mobility, issued to us a Notice of Intention to Arbitrate under the Arbitration Act (Alberta), claiming breach of contract by Voice Mobility Inc. and/or Voice Mobility International, Inc. relating to consulting services and registration of stock options. The relief sought by Breakthrough are damages under several causes of action for an aggregate of approximately $900,000 and an order that the consulting contract be renewed, as well as alternative relief in the form of fair value compensation, interest and costs. We believe that there is no substantive merit to the claims and we intend to vigorously defend the action.

Item 2. Changes in Securities and Use of Proceeds

On March 30, 2001, the Company retracted 80,969 Series B Preferred shares at $3.00 per share for an aggregate of $242,907. The retraction reduced the Series B Preferred shares outstanding from 666,667 to 585,698. The warrants attached to the Series B Preferred shares remain in effect regardless of whether the funds are returned to the investors from escrow.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K

         1) On March 6, 2001, we filed a report on Form 8-K relating to a press release issued on March 1, 2001 announcing an agreement with Aliant Inc. to develop a "Next Generation" unified communications platform.


                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By: /s/ Thomas G. O'Flaherty
                                         ---------------------
                                         Thomas G. O'Flaherty,
                                         President and Director


                                     By: /s/ James Hewett
                                         --------------------
                                         James Hewett,
                                         Chief Financial Officer and
                                         Principal Accounting Officer


Dated: May 18,2001