Form 10-Q
period 2001-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2001-08-14
CIK 1094816

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                             FORM 10-Q

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the quarterly period ended June 30, 2001.


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

   33,758,782 shares of Common stock and common stock equivalents as of August 14, 2001



   Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     VOICE MOBILITY INTERNATIONAL, INC.
                               FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2001
                                 INDEX


PART - I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

a)   Consolidated Balance Sheets - June 30, 2001 and December 31, 2000
b) Consolidated Statements of Operations - Three-Months Ended June 30, 2001 and 2000 and Six-Months Ended June 30, 2001 and 2000
c)   Consolidated Statements of Cash Flows - Six-Months Ended June 30, 2001
     and 2000
d)   Notes to the Consolidated Financial Statements - June 30, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART - II OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
VOICE MOBILITY INTERNATIONAL, INC.


                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                     (Unaudited - Expressed in U.S. Dollars)

AS AT
                                                   JUNE 30,        DECEMBER 31,
                                                    2001               2000
                                                      $                  $
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                           154,254            602,527
Restricted cash (Note 4[b] and [c])               7,245,743          2,000,000
Accounts receivable [net of allowance
 for doubtful debts:
 June 30, 2001-$10,695;
 December 31, 2000-$4,222]                           94,610             18,634
Other receivables                                    65,234             50,886
Prepaid expenses                                     77,122             65,133
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              7,636,963          2,737,180

Deferred charges (Note 4[c])                        662,770                  -
Property and equipment [net of accumulated
 amortization: June 30, 2001 - $1,143,746;
  December 31, 2000 - $734,170]                   2,341,208          1,927,731
--------------------------------------------------------------------------------
                                                 10,640,941          4,664,911
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT
Accounts payable                                  1,148,072            413,662
Accrued liabilities                                 811,816            316,464
Employee related payables                           476,391            160,560
Deferred revenue                                    240,741            212,500
Notes payable (Note 3)                            1,175,268                  -
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         3,852,288          1,103,186

Foreign currency derivative (Note 5[a])             141,000                  -
Special warrants (Note 4[c])                      7,245,743                  -
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                11,239,031          1,103,186
--------------------------------------------------------------------------------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized
 100,000,000  20,646,282 outstanding
 [December 31,2000-20,201,282]                       20,647             20,202
Preferred stock,$0.001 par value,
 authorized 1,000,000
 Series A Preferred stock issued and
 outstanding, 1 (Note 4[a])                               1                  1
Series B Preferred stock issued and outstanding,        586                667
 585,698 [December 31, 2000 - 666,667]
 (Note 4[b])
Special warrants (Note4[c])                       1,244,730                  -
Additional paid-in capital                       23,556,594         22,871,377
Accumulated deficit (Note 4[b])                 (25,380,946)       (19,323,693)
Other accumulated comprehensive income              (39,702)            (6,829)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (598,090)         3,561,725
--------------------------------------------------------------------------------
                                                 10,640,941          4,664,911
================================================================================
See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.


                   CONSOLIDATED STATEMENTS OF OPERATIONS
        (See Note 1 - Nature of Operations and Basis of Presentation)
               (Unaudited - Expressed in U.S. Dollars)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      JUNE 30                       JUNE 30
                                                 2001        2000               2001        2000
                                                           (NOTE 6)                        (NOTE 6)
                                                   $           $                  $           $
-----------------------------------------------------------------------------------------------------
SALES                                           33,886       33,886            77,732       126,902
Less cost of sales                               4,823       11,501             8,258        44,121
-----------------------------------------------------------------------------------------------------
Gross Profit                                    29,063       22,385            69,474        82,781
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing (Note 4[d])                641,563      592,301         1,358,815       995,450
Research and development (Note 4[d])         1,441,404      706,256         2,674,135     1,485,081
General and administrative (Note 4[d])       1,053,672      926,422         1,915,191     1,798,153
-----------------------------------------------------------------------------------------------------
                                             3,136,639    2,224,979         5,948,141     4,278,684
-----------------------------------------------------------------------------------------------------
Loss from operations                         3,107,576    2,202,594         5,878,667     4,195,903
Interest income                                 (5,415)     (14,445)          (17,569)      (63,158)
Interest expense                               163,545            -           164,705             -
(Gain) loss on embedded foreign
 currency derivative                           (69,000)           -           141,000             -
-----------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                      3,196,706    2,188,149         6,166,803     4,132,745
Foreign currency translation gains (losses)     47,095      (13,825)          (32,873)      (11,162)
-----------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS FOR
  THE PERIOD                                 3,149,611    2,201,974         6,199,676     4,143,907
=====================================================================================================

LOSS PER SHARE (NOTE 4[F])
Basic and diluted loss per share                 (0.12)       (0.09)            (0.22)        (0.18)
-----------------------------------------------------------------------------------------------------

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        (See Note 1 - Nature of Operations and Basis of Presentation)
                  (Unaudited - Expressed in U.S. Dollars)


FOR THE SIX MONTHS ENDED,
                                                   JUNE 30,          JUNE 30,
                                                    2001               2000
                                                                     (NOTE 6)
                                                      $                  $
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for the period                          (6,166,803)       (4,132,745)
Non-cash items included in net loss
 Amortization                                       406,977           124,828
 Stock based compensation (Note 4[d])               414,822         1,608,048
 Bad debt expense                                     6,580
 Loss on embedded foreign currency derivative       141,000                 -
--------------------------------------------------------------------------------
                                                 (5,197,424)       (2,399,869)
Change in accounts receivable                       (96,730)           (8,792)
Change in prepaid expenses                          (12,398)          (84,581)
Change in inventory                                       -          (135,325)
Change in accounts payable                          594,006           218,860
Change in accrued liabilities                       489,411          (136,857)
Change in employee payables                         311,644            36,171
Change in deferred revenue                           30,482           136,492
--------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                (3,881,009)       (2,373,901)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                 (702,070)         (697,942)
--------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                  (702,070)         (697,942)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Cash proceeds of notes payable                    1,402,235                 -
Repayment of notes payable                                -          (624,360)
Cash proceeds on issuance of special
 warrants, net                                      581,960                 -
Cash proceeds on release of preferred stock
 from escrow                                      1,757,093                 -
Cash proceeds on exercise of warrants                     -           185,393
Cash proceeds on exercise of options                396,250           145,080
Cash proceeds on issuance of common stock, net            -         4,249,033
--------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES             4,137,538         3,955,146
--------------------------------------------------------------------------------

Effect of foreign currency on cash                   (2,732)           (8,981)
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (448,273)          874,322
Cash and cash equivalents, beginning of period      602,527           120,712
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            154,254           995,034
================================================================================

See accompanying notes

                     VOICE MOBILITY INTERNATIONAL, INC.
                Notes to Consolidated Financial Statements
                            June 30, 2001
                              Unaudited

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Voice Mobility International, Inc., (the 'Company') is a Nevada corporation engaged in the development and sales and marketing of unified voice messaging software through its wholly owned subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company's primary market is the Tier I and Tier II service providers including wireless service providers, competitive local exchange providers, internet service providers, cable operators and smaller incumbent local exchange carriers. The Company's principal geographic markets include North America, Europe and Asia.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

The Company incurred an operating loss of $5,878,667 for the six-months ended June 30, 2001 [June 30, 2000 - $4,195,903] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt private placements. The Company is continuing to seek other sources of financing. As described in note 4[c], the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn.$2.00 per Special Warrant for aggregate gross proceeds of Cdn.$13,000,000. As described in note
3, the Company also raised an additional Cdn.$1,900,000 through four separate debt offerings. Management also expects that revenues will increase from current operations in 2001 from the deployment of the unified communications software product. There are no assurances that the Company will be successful in achieving these goals.

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


2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived 80% of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 20% of its revenues from sales by its US operations. Sales to three customers comprised 94% of revenues for the six-months ended June 30, 2001. Sales to two customers comprised 100% of revenues for the six-months ended June 30, 2000.

3. NOTES PAYABLE

On April 25, 2001, the Company issued a promissory note to a shareholder in the principal amount of Cdn.$300,000, payable on the earlier of May 25, 2001, subsequently extended to July 18, 2001, or the next equity financing. No interest accrues on the note. A fee of $10,000 is due on maturity. In connection with the issuance of such note, the Company issued 100,000 Class K warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to April 25, 2004. The note was repaid on July 17, 2001.

On May 11, 2001, the Company issued two promissory notes to two shareholders in the principal amount of Cdn.$400,000 and Cdn.$100,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or the next equity financing. No interest accrues on the notes. A fee of Cdn.$14,000 and Cdn.$3,500 respectively is due on maturity. In connection with the issuance of such notes, the Company issued 166,667 Class L warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to May 11, 2004. The notes were repaid on July 17, 2001.

On June 14, 2001, the Company issued two promissory notes to two shareholders in the principal amount of Cdn.$300,000 and Cdn.$300,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or the next equity financing. No interest accrues on the notes. A fee of Cdn.$10,500 and Cdn.$10,500 respectively is due on maturity. In connection with the issuance of such notes, the Company issued 200,000 Class M warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 14, 2004. The notes were repaid on July 17, 2001.

On June 25, 2001, the Company issued two promissory notes to two shareholders in the principal amount of Cdn.$250,000 and Cdn.$250,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or the next equity financing. No interest accrues on the notes. A fee of Cdn.$8,750 and Cdn.$8,750 respectively is due on maturity. In connection with the issuance of such notes, the Company issued 166,667 Class N warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 25, 2004. The notes were repaid on July 17, 2001.

The gross proceeds of $1,240,032 (Cdn.$1,900,000) have been allocated to the promissory notes and the Class K, L, M and N warrants based on the relative fair value of each security at the time of issuance. Accordingly, $1,013,065 was allocated to the promissory notes and $226,967 was allocated to the Class K, L, M and N warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The discount on the notes as a result of the warrants is subject to accretion over the term to maturity of the promissory notes. As at June 30, 2001, $162,203 has been recorded as interest expense.


4. SHARE CAPITAL

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

As at June 30, 2001 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b]   SERIES B PREFERRED STOCK

On December 29, 2000 the Company issued 666,667 units at $3.00 per unit for cash proceeds of $2,000,000. Each unit comprised one share of Series B non-voting convertible preferred stock and three quarter of a Class I warrant, entitling the holder to one share of common stock per warrant, exercisable at $1.75 at any time up to November 29, 2003. Each share of Series B preferred stock is convertible, at the option of the holder, into two shares of common stock and will automatically be converted into common stock as of December 31, 2001. Holders of the Series B preferred stock are entitled to a $0.195 per annum dividend. The dividends are not cumulative. The escrow provides that under certain conditions, the Company can retract, at its option, the Series B preferred stock, at $3.00 per share together with all accrued and unpaid dividends.

On March 30, 2001, the Company retracted 80,969 Series B Preferred shares at $3.00 per share for aggregate cash of $242,907. The retraction reduced the number of Series B Preferred shares outstanding from 666,667 to 585,698. The warrants attached to the Series B Preferred shares remain in effect regardless of whether the funds are returned to the investors from escrow.

The terms of the convertible preferred stock contained a beneficial conversion feature of $1,451,000 which was presented as a preferred stock dividend upon issuance. Upon retraction of 80,969 preferred shares a portion of the retraction price is allocated to the beneficial conversion feature and decreases net loss attributable to common stockholders by $109,550.

[c]  SPECIAL WARRANTS

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

Cdn.$10,850,000 of the net subscription proceeds ("Escrowed Subscribers") is held in escrow pending the listing of the Company's common shares on The Toronto Stock Exchange ("TSE") and was not released to the Company on the Closing Date. The remaining Cdn.$1,140,000 of the net subscription proceeds ("Non-Escrowed Subscribers") was released to the Company. In the event a TSE listing of the Company's common shares has not become effective by October 3, 2001 ("Listing Deadline"), the Escrowed Subscribers shall be entitled, at their option (the "Repurchase Option"), until the earlier of the exercise date and the date which is 30 days following the Listing Deadline, to require the Company to repurchase, from legally available funds, their Special Warrants at Cdn.$2.00 plus accrued interest. Accordingly, the Company's financial statements at June 30, 2001 present the subscription proceeds held in escrow as restricted cash and special warrants liability

The agents were paid a commission of Cdn.$910,000, representing 7% of the gross proceeds, and were reimbursed Cdn.$100,000 in legal costs. In addition, the agents received a special compensation option that entitles them to purchase 650,000 Units at Cdn.$2.00 per Unit at any time on or before April 3, 2003. In addition to the agents fees, the Company has incurred $94,068 in respect of the Canadian prospectus and $137,483 in respect of the U.S. registration statement.

On June 8, 2001, the Company's registration statement was declared effective by the U.S. Securities and Exchange Commission and as of July 10, 2001, the Company had received all receipts for a final prospectus in each of the applicable Canadian provinces.

On July 16, 2001 the Company listed its shares on The Toronto Stock Exchange and received the Cdn.$10,850,000 of the net subscriptions proceeds that were held in escrow.

As at June 30, 2001, the non-escrowed subscription proceeds have been presented as a component of stockholders' equity and the escrowed net subscription proceeds have been presented as a long term liability.

[d]   STOCK OPTIONS

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

The options generally vest over a period of two to three-years from the date of grant and immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a term of five years.

On June 14, 2001, an amendment to the Amended and Restated 1999 Stock Option Plan was approved to meet the requirements for listing of the Company's securities on The Toronto Stock Exchange.

Activity under the Plan is as follows:

                                                        OPTIONS OUTSTANDING
                                              -------------------------------------------
                                                                            WEIGHTED
                             SHARES AVAILABLE   NUMBER         PRICE        AVERAGE
                                FOR GRANT     OF SHARES      PER SHARE   EXERCISE PRICE
-----------------------------------------------------------------------------------------
Balance, December 31, 2000       2,509,469     6,983,576     0.75 - 9.50     $3.03
Options granted                 (1,414,065)    1,414,605     1.35 - 2.75     $1.96
Options forfeited                1,280,045    (1,280,045)    0.75 - 9.50     $5.23
Options exercised                        -       445,000     0.75 - 1.00     $0.89
-----------------------------------------------------------------------------------------
Balance, June 30, 2001           2,375,449     6,672,596     0.75 - 9.50     $3.14
-----------------------------------------------------------------------------------------

For the six-months ended June, 2001, the Company incurred $414,822 [six-months ended June 30, 2000 - $1,608,048] in non-cash stock based compensation expense reported in the statement of operations as follows:

                                 2001                2000
                                   $                   $
----------------------------------------------------------------
Sales and marketing                  -              76,355
Research and development       253,772             752,358
General and administrative     161,050             779,335
----------------------------------------------------------------
                               414,822           1,608,048
----------------------------------------------------------------

Of the total stock based compensation expense in the six-months ended June 30, 2001, $32,500 [six-months ended June 30, 2000 - $528,750] is a result of 100,000 options for one employee that are performance based and are classified as variable whereby, compensation expense is measured as the excess, if any, of the market price of the Company's stock at the measurement date over the exercise price on the date that it appears probable that the performance targets will be met. A total of $125,250 [six- months ended June 30, 2000 - $502,173] is a result of options granted to a consultant in exchange for services which have been measured at fair value on the commitment date using the Black Scholes option pricing model. The remaining $257,072 [six-months ended June 30, 2000 - $577,125] relates to the recognition of deferred compensation as a result of options granted in fiscal 1999 and 2000 to employees with an exercise price less than the market price of the common stock on the date of grant.

As at June 30, 2001, the Company has $68,261 in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.


[e]   WARRANTS

As at June 30, 2001, the Company has the following common stock warrants outstanding:

                     NUMBER OF COMMON   EXERCISE PRICE
                      SHARES ISSUABLE          $             DATE OF EXPIRY
--------------------------------------------------------------------------------

Series F warrants         2,250,000          2.25           November 30, 2003
Series G warrants         1,500,000          2.25           November 30, 2003
Series I warrants           500,000          1.75           November 29, 2003
Series K warrants           100,000          1.50           April 25, 2004
Series L warrants           166,667          1.50           May 11, 2004
Series M warrants           200,000          1.50           June 14, 2004
Series N warrants           166,667          1.50           June 25, 2004
--------------------------------------------------------------------------------
                          4,883,334
--------------------------------------------------------------------------------


[f]   LOSS PER SHARE

The following table sets forth the computation of basic earnings loss per share for the periods ended:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30                       JUNE 30
                                                      2001        2000             2001          2000
                                                        $           $                $             $
-------------------------------------------------------------------------------------------------------
NUMERATOR:
Net loss for the period                           (3,196,706)  (2,188,149)    (6,166,803)  (4,132,745)
Reduction of beneficial conversion feature
 on retraction of 80,969 Series B preferred
 stock                                                     -            -        109,550            -
-------------------------------------------------------------------------------------------------------
Net loss attributable to holders of common
 stock and common stock equivalents               (3,196,706)  (2,188,149)    (6,057,253)  (4,132,745)
-------------------------------------------------------------------------------------------------------

DENOMINATOR:
Weighted average number of common stock
 outstanding                                       20,631,348  16,828,197     20,499,057   16,091,814
Weighted average number of common stock
 issuable on exercise of exchangeable shares        6,600,000   6,600,000      6,600,000    6,600,000
-------------------------------------------------------------------------------------------------------
Average number of common stock and
common stock equivalents outstanding               27,231,348  23,428,197     27,099,057   22,691,814
-------------------------------------------------------------------------------------------------------

LOSS PER SHARE:
Basic and diluted loss per share                        (0.12)      (0.09)         (0.22)       (0.18)
-------------------------------------------------------------------------------------------------------

5. COMMITMENTS AND CONTINGENCIES

[a] On February 27, 2001, the Company entered into a three-year agreement with Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers. Innovatia is an existing shareholder of the Company.

    Innovatia will license certain intellectual property to the Company on a non-exclusive, non-transferable basis for use in the development and verification of current products and will provide specific professional, project management and administrative and support services. In consideration of the licenses and services provided, the Company has agreed to pay fees of $5.7 million over the three-year term of the agreement beginning February 1, 2001. Innovatia will invoice the Company on a quarterly basis, equaling $475,000 per quarter commencing April 30, 2001. At the Company's option, the Company may elect to pay for some or all of the services, from time to time, in common shares. In the event that the Company makes this election, the number of common shares will equal the value of the payment then being made divided by the weighted average trading price of the Company's common stock over the ten trading days immediately preceding the date the payment is made. The $475,000 payment due on April 30, 2001 has not been made to Innovatia. We are accruing the cost on a monthly basis in our financial statements. As at June 30, 2001, the Company has recorded a liability of $791,667. If all or a significant portion of these payments were made in shares, this would result in substantial additional dilution in the future. For example, if we were to elect to pay the $791,667 based on the average closing price over the 10 trading days preceding June 30, 2001 ($1.349 per share), this would result in the issuance of an additional 586,855 shares of our common stock to Innovatia for such payment.

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

    In accordance with SFAS No. 133, the agreement with Innovatia contains an embedded foreign currency derivative that must be bifurcated from the host contract because the agreement is not denominated in either of the parties' functional currencies. The change in the fair value of the embedded foreign currency derivative from the February 27, 2001 contract signing date to the June 30, 2001 reporting date is $141,000 which is reported as a mark to market loss and is a result of the devaluation of the Canadian dollar relative to the US dollar over the same period.

[b] On April 23, 2001, a former consultant to the Company issued a Notice of Intention to Arbitrate under the Arbitration Act (Alberta, Canada), claiming breach of contract relating to consulting services and registration of stock options. The relief sought are damages under several causes of action for an aggregate of approximately $900,000 and an order that the consulting contract be renewed, as well as alternative relief in the form of fair value compensation, interest and costs. The Company believes that there is no substantive merit to the claims and intends to vigorously defend the action. While the outcome of this matter is not determinable at this time, management believes that its ultimate resolution will not have a material adverse effect on the Company's financial position. On June 4, 2001 Voice Mobility filed an Arbitration Statement of Defense and Counterclaimed against Breakthrough Financial Marketing Inc. for damages aggregating approximately $1,500,000.

[c] On June 29, 2001, Mr. O'Flaherty resigned his position as President and
    Director of the Company. As part of his final settlement, Mr. O'Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, Voice Mobility will continue to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at Voice Mobility. Mr. O'Flaherty will also forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at June 30, 2001, the Company has accrued $163,474.

6. COMPARATIVE FIGURES

General and administrative costs for the six-month period ended June 30, 2000 previously reported as $1,691,653 on our Form 10-QSB filed on August 14, 2000 have now been retroactively adjusted to $1,798,153 to reflect adjustments for stock based compensation costs reported in the consolidated financial statements for the year ended December 31, 2000.

Sales for the six-month period ended June 30, 2000 previously reported as $106,069 on Form 10-QSB filed on August 14, 2000 have now been retroactively adjusted to $126,902 to reflect adjustments to deferred revenue reported in the consolidated financial statements for the year ended December 31, 2000.

Sales for the three-month period ended June 30, 2000 previously reported as $13,053 on Form 10-QSB filed on August 14, 2000 have now been retroactively adjusted to $33,886 to reflect adjustments to deferred revenue reported in the consolidated financial statements for the year ended December 31, 2000.




7. SUBSEQUENT EVENTS

On July 13, 2001 the Company issued two promissory notes to two shareholders in the principal amount of Cdn.$125,000 and Cdn.$125,000, payable on the earlier of July 18, 2001, or the next equity financing. No interest accrues on the notes.
A fee of Cdn.$4,375 and Cdn.$4,375 respectively is due on maturity. The notes were repaid on July 17, 2001.

On July 16, 2001 the Company listed our shares on The Toronto Stock Exchange and received the Cdn.$10,850,000 of the net subscriptions proceeds that were held in escrow.

On July 17, 2001 the Company repaid Cdn.$1,966,000 of the Notes payable as described on Note 3 which included fees of Cdn.$66,000.

As at August 14, 2001, the Company has issued an additional 12,500 shares of common stock on the exercise of employee stock options for cash proceeds of $9,375. As at August 14, 2001, the Company has granted an additional 183,167 employee stock options and forfeited 26,633 employee stock options under the Amended and Restated 1999 Stock Option Plan.


Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with Interim Consolidated Financial Statements and related notes.

   Certain statements contained in this section and elsewhere in this registration statement regarding matters that are not historical facts are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

Results of Operations for the three-month periods ended June 30, 2001 and June 30, 2000:
--------------------------------------------------------------------------------

   Sales - Sales for the three-month period ended June 30, 2001 were $33,886, compared to $33,886 for the three-month period ended June 30, 2000 representing a 0% increase. Sales for the three-month period ended June 30, 2001 were for recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fee. Sales for the three-month period ended June 30, 2000 were for sales of third party computer hardware and software.

   In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communication software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the three-month period ended June 30, 2001, we have recognized $20,833 of the deferred amount.

   Cost of sales - Cost of sales for the three-month period ended June 30, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites. Cost of sales for three-month period ended June 30, 2000 is comprised of software licenses, telephony hardware, data and voice transmissions costs, and installation cost. Cost of sales were $4,823 and $11,501 for the three-month periods ended June 30, 2001 and 2000 respectively, representing a 58% decrease.

Operating Expenses

   Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $641,563 and $592,301 for the three-month periods ended June 30, 2001 and June 30, 2000 respectively representing an 8.3% increase. These costs reflect employee stock option compensation cost of $nil and $40,781 for the three-months periods ended June 30, 2001 and 2000 respectively.

   The additional increase of $90,043 (net of stock based compensation) in sales and marketing expense between the three-month period ended June 30, 2001 and 2000, is a result of an increase in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of the Company's efforts to market and sell it's product to the commercial marketplace.

   Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $1,441,404 and $706,256 for the three-month periods ended June 30, 2001 and 2000 respectively representing an increase of 104%. These costs reflect employee stock option compensation cost of $88,607 and $291,045 for the three-month periods ended June 30, 2001 and 2000 respectively.

   The additional increase of $937,586 (net of stock based compensation) in research and development expense between the three-month period ended June 30, 2001 and 2000, is a result of an increase in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

   Of the $937,586, $475,000 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

   Employee separation costs associated with certain actions to improve profitability and business performance accounted for $30,371 of the increase.

The primary reason for the remaining increase in costs of $432,215 is a result of acceleration in the development process resulting in two new versions of our unified communications product.

   General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $1,053,672 and $926,422 for the three-month periods ended June 30, 2001 and 2000 respectively, representing an increase of 13.7%. These costs reflect employee stock option compensation cost of $15,000 and $33,406 for the three-month periods ended June 30, 2001 and 2000 respectively. A further $nil and $343,828 of stock option compensation costs were recorded for the three-month periods ended June 30, 2001 and 2000 respectively for stock option grants awarded to non-employees in exchange for consulting services.

   The additional increase of $489,484(net of stock based compensation) in general and administrative costs between the three-month periods ended June 30, 2001 and 2000, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

   Employee separation costs associated with certain actions to improve profitability and business performance accounted for $164,055 of the increase of $489,484. Legal and accounting costs, primarily associated with various filings and obtaining the TSE listing accounted for approximately $230,000 of the increase. The primary reason for the remaining increase in costs of $95,429 is a result of depreciation and amortization, insurance, office and telecommunication. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

   Interest Income - Interest income was $5,415 and $14,445 for the three-month periods ended June 30, 2001 and 2000 respectively.

   Interest Expense - Our interest expense is primarily related to short-term debt. Interest expense was $163,545 and $nil for the three-month periods ended June 30, 2001 and 2000 respectively.

   Income Taxes - For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.


Results of Operations for the six-month periods ended June 30, 2001 and June 30, 2000:
--------------------------------------------------------------------------------

   Sales - Sales for the six-month period ended June 30, 2001 were $77,732 compared to $126,902 for the six-month period ended June 30, 2000, representing a 38.7% decrease. Sales for the six-month period ended June 30, 2001 were from recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fee. Sales of $113,849 for the six-month period ended June 30, 2000 is recognition of deferred revenue from 1999 and 2000.

   In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communications software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the six-month period ended June 30, 2001, we have recognized $41,667 of the deferred amount.

   Sales for the six-month period ending June 30, 2000 previously reported as $106,069 on our Form 10-QSB filed on August 14, 2000 have now been retroactively adjusted to $126,902 as a result of annual adjustments to deferred revenue reported in the consolidated financial statements for the year ended December 31, 2000.

   Cost of sales - Cost of sales for the six-month period ended June 30, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites. Cost of sales for six-month period ended June 30, 2000 is comprised of software licenses, telephony hardware, data and voice transmissions costs, and installation cost. Cost of sales were $8,258 and $44,121 for the six-month periods ended June 30, 2001 and 2000 respectively, representing an 81% decrease.

Operating Expenses

   Sales & Marketing - Our sales and marketing costs increased 36.5% to $1,358,815 for the six-month period ended June 30, 2001 compared to $995,450 for the six-month period ended June 30, 2000. These costs reflect employee stock option compensation cost of $nil and $76,355 for the six-month periods ended June 30, 2001 and 2000 respectively.

   The additional increase of $439,720 (net of stock based compensation) between the six-month period ended June 30, 2001 and 2000 is a result of an increase in sales and marketing personnel, advertising and promotions, travel, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of market development efforts. We have built a sales force with which to bring our product to the marketplace that includes an aggregate increase of 10 persons. We have increased the direct sales force in North America by 5, the sales force in London, England by 3, and the marketing staff by 2. Our sales efforts have resulted in opening three sales offices in New York, Dallas, and London.

   Research and Development - Our research and development costs were $2,674,135 and $1,485,081 for the six-month periods ended June 30, 2001 and 2000 respectively representing an increase of 80%. These costs reflect employee stock option compensation cost of $253,772 and $752,358 for the six-month periods ended June 30, 2001 and 2000 respectively.

   The additional increase of $1,687,640 (net of stock based compensation) between the six-month period ended June 30, 2001 and 2000 is primarily a result of an increase in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

   Of the $1,687,640, $791,667 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

   The primary reason for the remaining increase in costs of $895,973 is a result of acceleration in the development process resulting in two new versions of our unified communications product. We increased personnel in our research and development department by 13 developers during the period.


   General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,915,191 and $1,798,153 for the six-month periods ended June 30, 2001 and 2000 respectively representing a 6.5% increase. These costs reflect employee stock option compensation cost of $35,800 and $277,164 for the six-month periods ended June 30, 2001 and 2000 respectively. A further $125,250 and $502,171 of stock options compensation cost were recorded for the six-month periods ended June 30, 2001 and 2000 respectively for stock option grants awarded to non-employees in exchange for consulting services.

   The additional increase of $735,323 (net of stock based compensation) in general and administrative costs between the six-month periods ended June 30, 2001 and 2000, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

   Employee separation costs associated with certain actions to improve profitability and business performance accounted for $164,055 of the increase of $735,323. Legal and accounting costs, primarily associated with various filings and obtaining the TSE listing accounted for approximately $200,000 of the increase. Amortization and depreciation cost increased $285,102. Investor relation cost increased $86,762. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

   General and administrative costs for the six-month period ended June 30, 2000 previously reported as $1,691,653 on our Form 10-QSB filed on August 14, 2000 have now been retroactively adjusted to $1,798,153 as a result of annual adjustments for stock based compensation costs reported in the consolidated financial statements for the year ended December 31, 2000.

Interest Income - Interest income was $17,569 and $63,158 for the six- month periods ended June 30, 2001 and 2000 respectively.

   Interest Expense - Our interest expense is primarily related to short-term debt. Interest expense was $164,705 and $nil for the six-month periods ended June 30, 2001 and 2000 respectively.

   Income Taxes - For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

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

   In addition, our revenue relies on the number of mailboxes our customers sell and therefore our revenue may fluctuate depending on the marketing and sales campaigns of our customers.

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


   As at June 30, 2001, we had 4,883,334 warrants outstanding that would, upon exercise, provide us a total of $10,262,500 in equity financing. If the outstanding warrants were exercised the related funds would be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. However, there can be no assurance that the remaining warrants will be exercised.

   On February 27, 2001, we entered into a three-year agreement with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a Tier I carrier class unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers. Innovatia is an existing shareholder of the Company. Under the agreement, Innovatia will license certain intellectual property to us on a non-exclusive, non-transferable basis for use in the development and verification of current products and will provide specific professional, project management and administrative and support services. In consideration of the licenses and services provided, we have agreed to pay fees of $5.7 million over the three- year term of the agreement beginning February 1, 2001. Innovatia will invoice us on a quarterly basis, equaling $475,000 per quarter commencing April 30, 2001. At our option, we may elect to pay for some or all of the services, from time to time, in shares of our common stock. In the event that we make this election, the number of shares of our common stock will equal the value of the payment then being made divided by the weighted average trading price of our common stock over the ten trading days immediately preceding the date the payment is made. For example, if we were to elect to pay the initial $475,000 invoice based on the average closing price over the 10 trading days preceding June 30, 2001 ($1.349 per share), this would result in the issuance of an additional 352,113 shares of our common stock to Innovatia for such quarterly payment. The $475,000 payment due on April 30, 2001 has not been made to Innovatia. We are accruing the cost on a monthly basis in our financial statements. As at June 30, 2001, the Company has recorded a liability of $791,667. If all or a significant portion of these payments were made in shares, this would result in substantial additional dilution in the future. For example, if we were to elect to pay the $791,667 based on the average closing price over the 10 trading days preceding June 30, 2001 ($1.349 per share), this would result in the issuance of an additional 586,855 shares of our common stock to Innovatia for such payment.


   On April 3, 2001, we completed an offering of 6,500,000 special warrants at a price of Cdn.$2.00 per special warrant for aggregate gross proceeds of Cdn.$13,000,000. The agents' fee and expenses were Cdn.$1,010,000 resulting in net proceeds to us of Cdn.$11,990,000. Each outstanding special warrant entitles the holder to receive, without the payment of additional consideration, one share of our common stock and one-half of one share warrant. Each whole share warrant entitles the holder thereof to purchase one additional share of our common stock at a price of Cdn.$2.25 on or before 4:30 p.m. (Toronto time) on April 3, 2003. The share warrants also contain "cashless exercise" provisions allowing the holders to utilize the net appreciation in the market value of the underlying common stock to pay the exercise price.

   Cdn.$10,850,000 of the net subscription proceeds was held in escrow pending the listing of our common shares on The Toronto Stock Exchange and was released to us on July 16, 2001.

   In the special warrant private placement, we paid to the agents a cash commission of Cdn.$910,000 and granted to the agents special compensation options, exercisable for a compensation options, which entitle the agents to purchase an aggregate of up to 650,000 units at a price of Cdn.$2.00 per unit until April 3, 2003. Each unit consists of one share of our common stock and one half of one common share purchase warrant, each whole compensation warrant being exercisable to purchase one additional share of our common stock at a price of Cdn.$2.25 until 4:30 p.m. (Toronto time) on April 3, 2003.

   On April 25, 2001, we issued a promissory note to a shareholder in the principal amount of Cdn.$300,000, payable on the earlier of May 25, 2001, subsequently extended to July 18, 2001, or our next equity financing. No interest accrues on the note. A fee of $10,000 is due on maturity. In connection with the issuance of such note, we issued 100,000 Class K warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to April 25, 2004. The note was repaid on July 17, 2001.

   On May 11, 2001, we issued two promissory notes to two shareholders in the principal amount of Cdn.$400,000 and Cdn.$100,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or our next equity financing. No interest accrues on the notes. A fee of Cdn.$14,000 and Cdn.$3,500 respectively is due on maturity. In connection with the issuance of such notes, we issued 166,667 Class L warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to May 11, 2004. The notes were repaid on July 17, 2001.

   On June 14, 2001, we issued two promissory notes to two shareholders in the principal amount of Cdn.$300,000 and Cdn.$300,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or our next equity financing. No interest accrues on the notes. A fee of Cdn.$10,500 and Cdn.$10,500 respectively is due on maturity. In connection with the issuance of such notes, we issued 200,000 Class M warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 14, 2004. The notes were repaid on July 17, 2001.

   On June 25, 2001, we issued two promissory notes to two shareholders in the principal amount of Cdn.$250,000 and Cdn.$250,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or our next equity financing. No interest accrues on the notes. A fee of Cdn.$8,750 and Cdn.$8,750 respectively is due on maturity. In connection with the issuance of such notes, we issued 166,667 Class N warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 25, 2004. The notes were repaid on July 17, 2001.

   On July 13, 2001 we issued two promissory notes to two shareholders in the principal amount of Cdn.$125,000 and Cdn.$125,000 respectively, payable on the earlier of July 18, 2001 or our next equity financing. No interest accrues on the notes. A fee of Cdn.$4,375 and Cdn.$4,375 respectively is due on maturity. The notes were repaid on July 17, 2001.


   We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We successfully released Cdn.$10,850,000 from escrow that will provide liquidity over the next 12 months. Based on our current plans and projections, we believe that we have the ability to raise additional funds through equity or debt financings to meet our current and future financial commitments until we achieve positive cash flows from operations. However, there are no assurances that we will be successful in achieving theses objectives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No information required pursuant to Item 305c of Regulation S-K.



                                 PART II
                          OTHER INFORMATION

Item 1. Legal Proceedings.

   On April 23, 2001, Breakthrough Financial Marketing Inc., a former consultant to Voice Mobility, issued to us a Notice of Intention to Arbitrate under the Arbitration Act (Alberta), claiming breach of contract by Voice Mobility Inc. and/or Voice Mobility International, Inc. relating to consulting services and registration of stock options. The relief sought by Breakthrough are damages under several causes of action for an aggregate of approximately $900,000 and an order that the consulting contract be renewed, as well as alternative relief in the form of fair value compensation, interest and costs. We believe that there is no substantive merit to the claims and we intend to vigorously defend the action. On June 4, 2001 Voice Mobility filed an Arbitration Statement of Defense and Counterclaimed against Breakthrough Financial Marketing Inc for damages aggregating to approximately $1,500,000.

Item 2. Changes in Securities and Use of Proceeds

   On April 3, 2001, we completed an offering of 6,500,000 special warrants at a price of Cdn.$2.00 per special warrant for aggregate gross proceeds of Cdn.$13,000,000. The special warrants were only offered to accredited investors or non-U.S. persons. The agents' fee and expenses were Cdn.$1,010,000 resulting in net proceeds to us of Cdn.$11,990,000. Each outstanding special warrant entitles the holder to receive, without the payment of additional consideration, one share of our common stock and one-half of one share warrant. Each whole share warrant entitles the holder thereof to purchase one additional share of our common stock at a price of Cdn.$2.25 on or before 4:30 p.m. (Toronto time) on April 3, 2003. During the three months ended June 30, 2001, no holder of the share warrants exercised their warrants, and therefore we did not receive any proceeds from the exercise of the share warrants. The special warrants and the share warrants were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

   In the special warrant private placement, we paid to the agents a cash commission of Cdn.$910,000 and granted to the agents special compensation options, exercisable for a compensation options, which entitle the agents to purchase an aggregate of up to 650,000 units at a price of Cdn.$2.00 per unit until April 3, 2003. Each unit consists of one share of our common stock and one half of one common share purchase warrant, each whole compensation warrant being exercisable to purchase one additional share of our common stock at a price of Cdn.$2.25 until 4:30 p.m. (Toronto time) on April 3, 2003. The agents are accredited investors and/or non-U.S. persons. The special compensation options and the common share purchase warrants were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

   On April 25, 2001, we issued a promissory note to a shareholder in the principal amount of Cdn.$300,000, payable on the earlier of May 25, 2001, subsequently extended to July 18, 2001, or our next equity financing. The shareholder is an accredited investor and/or a non-U.S. person. No interest accrues on the note. A fee of $10,000 is due on maturity. In connection with the issuance of such note, we issued 100,000 Class K warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to April 25, 2004. The note was repaid on July 16, 2001. The note and the Class K warrants were issued without registration under the Securities Act in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

   On May 11, 2001, we issued two promissory notes to two shareholders in the principal amount of Cdn.$400,000 and Cdn.$100,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or our next equity financing. The shareholders are accredited investors and/or non-U.S. persons. No interest accrues on the notes. A fee of Cdn.$14,000 and Cdn.$3,500 respectively is due on maturity. In connection with the issuance of such notes, we issued 166,667 Class L warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to May 11, 2004. The notes were repaid on July 17, 2001. The notes and the Class L warrants were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

   On June 14, 2001, we issued two promissory notes to two shareholders in the principal amount of Cdn.$300,000 and Cdn.$300,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or our next equity financing. No interest accrues on the notes. The shareholders are accredited investors and/or non-U.S. persons. A fee of Cdn.$10,500 and Cdn.$10,500 respectively is due on maturity. In connection with the issuance of such notes, we issued 200,000 Class M warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 14, 2004. The notes were repaid on July 17, 2001. The notes and the Class M warrants were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

   On June 25, 2001, we issued two promissory notes to two shareholders in the principal amount of Cdn.$250,000 and Cdn.$250,000 respectively, payable on the earlier of July 8, 2001, subsequently extended to July 18, 2001, or our next equity financing. No interest accrues on the notes. The shareholders are accredited investors and/or non-U.S. persons. A fee of Cdn.$8,750 and Cdn.$8,750 respectively is due on maturity. In connection with the issuance of such notes, we issued 166,667 Class N warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 25, 2004. The notes were repaid on July 17, 2001. The notes and the Class N warrants were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security-Holders

     The Company held its annual general meeting of shareholders on June 14, 2001 in Vancouver, Canada.

     Three proposals were adopted at the annual general meeting by the margins indicated.

1) Mr. Thomas G. O'Flaherty, James J. Hutton, Randy G. Buchamer, William E. Krebs, Robert E. Neal, F. David D. Scott and Morgan Sturdy were elected as the Directors of the Company. Each nominee received votes of 18,276,040 For and 1,600 Abstaining.

2) The selection of Ernst & Young LLP., Chartered Accountants, as independent auditors for the year ending December 31, 2001 was ratified and the Board of Directors were authorized to fix the remuneration of the auditors. Votes were 18,277,440 For and 200 Against.

3) An amendment to the 1999 Stock Option Plan, as amended, to meet the requirements for listing of the Company's securities on The Toronto Stock Exchange. Votes were 15,648,403 For, 3,965 Against, 880 Abstaining and 624,392 Not Voted.

ITEM 5. OTHER INFORMATION

On June 29, 2001, Mr. O'Flaherty resigned his position as President and Director of the Company and its subsidiaries. As part of his final settlement, Mr. O'Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, Voice Mobility will continue to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at Voice Mobility. Mr. O'Flaherty will also forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at June 30, 2001, the Company has accrued $163,474 for such salary continuance. Mr. O'Flaherty's resignation as a Director was not because of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



Reports on Form 8-K

1) On April 4, 2001, we filed a report on Form 8-K relating to a press release issued on April 4, 2001 announcing an equity financing worth Cdn.$13 million.

2) On June 12, 2001, we filed a report on Form 8-K relating to a press release issued on June 8, 2001 announcing that the Securities and Exchange Commission declared our Registration Statement effective.




                                  SIGNATURES


   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        VOICE MOBILITY INTERNATIONAL, INC.
                                (Registrant)

                          By: /s/James Hutton
                          ------------------
                          James Hutton
                          President and Director


                          By: /s/James Hewett
                          --------------------
                          James Hewett,
                          Chief Financial Officer and
                          Principal Accounting Officer



Dated: August 14, 2001