Form 10-Q
period 2001-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2001-11-13
CIK 1094816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

  [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2001.


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

33,758,782 shares of Common stock and common stock equivalents as of November 12, 2001

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       VOICE MOBILITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 2001
                                      INDEX


PART - I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a)     Consolidated Balance Sheets - September 30, 2001 and December 31, 2000
b) Consolidated Statements of Operations - Three-Months Ended September 30, 2001 and 2000 and Nine-Months Ended September 30, 2001 and 2000
c) Consolidated Statements of Cash Flows - Nine-Months Ended September 30, 2001 and 2000
d)     Notes to the Consolidated Financial Statements - September 30, 2001


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

ITEM 1 - FINANCIAL STATEMENTS

Voice Mobility International, Inc.

                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                     (Unaudited - Expressed in U.S. Dollars)

As at
                                              SEPTEMBER 30,        DECEMBER 31,
                                                    2001               2000
                                                      $                  $
--------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                         3,254,974            602,527
Restricted cash (Note 4[b])                              --          2,000,000
Accounts receivable [net of allowance
 for doubtful debts:
 September 30, 2001-$18,483;
 December 31, 2000-$4,222]                          416,095             18,634
Other receivables                                    36,888             50,886
Prepaid expenses                                    133,595             65,133
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              3,841,552          2,737,180

Property and equipment [net of accumulated
 amortization: September 30, 2001 - $1,314,218;
  December 31, 2000 - $734,170]                   2,044,857          1,927,731
--------------------------------------------------------------------------------
                                                  5,886,409          4,664,911
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable                                    358,826            413,662
Accrued liabilities                               1,407,638            316,464
Employee related payables                           275,539            160,560
Deferred revenue                                    234,503            212,500
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         2,276,506          1,103,186

Foreign currency derivative (Note 5[a])             419,000                  -
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                 2,695,506          1,103,186
--------------------------------------------------------------------------------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, authorized
 100,000,000  27,158,782 outstanding
 [December 31,2000-20,201,282]                       27,159             20,202
Preferred stock,$0.001 par value,
 authorized 1,000,000
 Series A Preferred stock issued and
 outstanding, 1 (Note 4[a])                               1                  1
Series B Preferred stock issued and outstanding,        586                667
 585,698 [December 31, 2000 - 666,667]
 (Note 4[b])
Additional paid-in capital                       31,212,742         22,871,377
Accumulated deficit (Note 4[b])                 (27,951,174)       (19,323,693)
Other accumulated comprehensive income              (98,411)            (6,829)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                        3,190,903          3,561,725
--------------------------------------------------------------------------------
                                                  5,886,409          4,664,911
================================================================================
See accompanying notes

Voice Mobility International, Inc.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                     (Unaudited - Expressed in U.S. Dollars)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                 2001        2000               2001        2000
                                                           (NOTE 6)                        (NOTE 6)
                                                   $           $                  $           $
-----------------------------------------------------------------------------------------------------
SALES                                          388,621      105,942           466,353       232,844
Less cost of sales                              99,558       37,538           107,816        81,659
-----------------------------------------------------------------------------------------------------
Gross Profit                                   289,063       68,404           358,537       151,185
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Sales and marketing (Note 4[d])                455,795    1,745,364         1,814,611     2,740,814
Research and development (Note 4[d])         1,034,207      752,205         3,708,342     2,237,286
General and administrative (Note 4[d])       1,045,235    1,223,136         2,960,425     3,021,289
-----------------------------------------------------------------------------------------------------
                                             2,535,237    3,720,705         8,483,378     7,999,389
-----------------------------------------------------------------------------------------------------
Loss from operations                         2,246,174    3,652,301         8,124,841     7,848,204
Interest income                               (125,864)     (17,263)         (143,433)      (80,421)
Interest expense(Note 3)                       114,812            -           279,517             -
Loss on embedded foreign
 currency derivative(Note 5[a])                278,000            -           419,000             -
-----------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                      2,513,122    3,635,038         8,679,925     7,767,783
Foreign currency translation gains (losses)    (58,708)       2,241           (91,582)       (8,921)
-----------------------------------------------------------------------------------------------------
COMPREHENSIVE LOSS FOR
  THE PERIOD                                 2,571,830    3,632,797         8,771,507     7,776,704
=====================================================================================================

LOSS PER SHARE (NOTE 4[F])
Basic and diluted loss per share                 (0.08)       (0.15)            (0.30)        (0.33)
-----------------------------------------------------------------------------------------------------

See accompanying notes

Voice Mobility International, Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                     (Unaudited - Expressed in U.S. Dollars)


FOR THE NINE MONTHS ENDED,
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                    2001               2000
                                                                     (NOTE 6)
                                                      $                  $
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for the period                          (8,679,925)       (7,767,783)
Non-cash items included in net loss
 Amortization                                       642,853           291,477
 Stock based compensation (Note 4[d])               418,372         3,454,617
 Bad debt expense                                    14,391           (22,403)
 Loss on embedded foreign currency derivative       419,000                 -
 Interest on notes payable(Note 3)                  226,967                 -
 Loss on disposal of property and equipment           5,512                 -
--------------------------------------------------------------------------------
                                                 (6,952,930)       (4,044,092)
Change in accounts receivable                      (400,548)           28,731
Change in prepaid expenses                          (73,031)          (87,306)
Change in inventory                                       -          (154,810)
Change in accounts payable                           73,531           108,262
Change in accrued liabilities                     1,132,633            57,328
Change in employee payables                         121,360            34,246
Change in deferred revenue                           30,379           115,106
--------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                (6,068,606)       (3,942,535)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                 (981,964)       (1,488,863)
Proceeds on sale of property and equipment            8,178                 -
--------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                  (973,786)       (1,488,863)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds on notes payable(Note 3)                 1,404,214                 -
Repayment of notes payable(Note 3)               (1,397,305)         (624,360)
Proceeds from issuance of special warrants,
 net of financing costs(Note 4[c])                7,649,834                 -
Proceeds on release of preferred stock
 from escrow(Note 4[b])                           1,757,093                 -
Proceeds on exercise of warrants                          -           442,470
Proceeds on exercise of options                     405,625           376,249
Proceeds on issuance of common stock, net of
 financing costs                                          -         7,102,033
Dividends paid(Note 4[b])                           (57,106)                -
--------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES             9,762,355         7,296,392
--------------------------------------------------------------------------------

Effect of foreign currency on cash                  (67,516)          (12,197)
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  2,652,447         1,852,797
Cash and cash equivalents, beginning of period      602,527           120,712
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          3,254,974         1,973,509
================================================================================

See accompanying notes

                       VOICE MOBILITY INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                    Unaudited

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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

The Company incurred an operating loss of $8,124,841 for the nine-months ended September 30, 2001 [September 30, 2000 - $7,848,204] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt private placements. The Company is continuing to seek other sources of financing. Management expects that revenues will increase from current operations in 2001 and 2002 from the deployment of the unified communications software product. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to fund ongoing operations. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.


2.  MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived 20% of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 80% of its revenues from sales by its US operations. Sales to two customers comprised 75% and 13% respectively of revenues for the nine-months ended September 30, 2001. Sales to two customers comprised 100% of revenues for the nine-months ended September 30, 2000.

3. NOTES PAYABLE

Between the months of April to July 2001, the Company issued a series of promissory notes to shareholders in the aggregate principal amount of $1,404,214 (Cdn.$2,150,000), which were repayable on the earlier of July 18, 2001 or the next equity financing. No interest accrued on the notes. Fees of $48,580 (Cdn.$74,750) were due on maturity. In connection with the issuance of the notes, the Company issued a series of 633,334 warrants (100,000 Class K warrants, 166,667 Class L warrants, 200,000 Class M warrants, and 166,667 Class N warrants), each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share with expiry dates ranging from April 25, 2004 to June 25, 2004. The notes including the fees were repaid in full for $1,445,885 (Cdn.$2,224,750) on July 17, 2001.

The gross proceeds have been allocated to the promissory notes and the Class K, L, M and N warrants based on the relative fair value of each security at the time of issuance. Accordingly, $1,177,247 was allocated to the promissory notes and $226,967 was allocated to the Class K, L, M and N warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The discount on the notes as a result of the warrants was subject to accretion over the term to maturity of the promissory notes. As at September 30, 2001, the $226,967 discount and the $48,580 fees have been recorded as interest expense.


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

As at September 30, 2001 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

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

On August 14, 2001, the Company paid cash dividends of $57,106 to holders of Series B Preferred shares.

[c]    Special Warrants

On April 3, 2001, the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn.$2.00 per Special Warrant for aggregate gross proceeds of $8,429,440 (Cdn.$13,000,000). Each Special Warrant is exercisable, without payment of additional consideration, into one Unit of the Company (a "Unit"). Each Unit consists of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to acquire one common share at a price of Cdn.$2.25, or on a cashless basis, at any time on or before April 3, 2003. The cashless exercise provision allows the holder to utilize the net appreciation in the market value of the underlying common stock to pay the exercise price.

The Special Warrants were exercised by the holders on July 20, 2001, being the fifth business day following the "Qualification Date", which was the latest of: (i) June 8, 2001, the date a registration statement for the underlying securities was declared effective by the United States Securities and Exchange Commission, and (ii) July 10, 2001, the date the last receipt was issued for a final prospectus qualifying the issuance of the underlying securities by the British Columbia, Alberta, Ontario, Quebec and New Brunswick securities regulatory commissions and (iii) July 15, 2001, the day preceding the date the listing of the Company's common shares on The Toronto Stock Exchange became effective.

The agents were paid a commission of $590,084 (Cdn.$910,000), representing 7% of the gross proceeds, and were reimbursed $64,844 (Cdn.$100,000) in legal costs. The company also incurred $124,678 (Cdn.$192,271) in legal and professional fees. The aggregate financing costs of $779,606 (Cdn.$1,202,271) were recorded as a reduction to the gross proceeds within stockholders' equity.

In addition, the agents received a special compensation option that entitles them to purchase 650,000 Units at Cdn.$2.00 per Unit at any time on or before April 3, 2003. Each Unit consists of one common share (the "compensation option") and one-half of one common share purchase warrant (the "compensation warrant"), each whole compensation warrant being exercisable to purchase one additional common share at a price of Cdn$2.25 per unit at anytime on or before April 3, 2003.

In addition to the direct financing costs, the Company incurred costs of $94,068 in respect of the Canadian prospectus and $137,483 in respect of the U.S. registration statement which were expensed in the Consolidated Statement of Operations.

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

Activity under the Plan is as follows:

                                                        OPTIONS OUTSTANDING
                                              -------------------------------------------
                                                                            WEIGHTED
                             SHARES AVAILABLE   NUMBER         PRICE        AVERAGE
                                FOR GRANT     OF SHARES      PER SHARE   EXERCISE PRICE
-----------------------------------------------------------------------------------------
Balance, December 31, 2000       2,509,469     6,983,576     0.75 - 9.50     $3.03
Options granted                 (2,134,732)    2,134,732     0.53 - 2.75     $1.59
Options forfeited                1,783,510    (1,783,510)    0.75 - 9.50     $4.80
Options exercised                        -       487,500     0.75 - 1.00     $0.89
-----------------------------------------------------------------------------------------
Balance, September 30, 2001      2,158,247     6,877,298     0.53 - 2.75     $2.82
-----------------------------------------------------------------------------------------

For the nine-months ended September 30, 2001, the Company incurred $418,272 [nine-months ended September 30, 2000 - $3,454,617] in non-cash stock based compensation expense reported in the statement of operations as follows:

                                 2001                2000
                                   $                   $
----------------------------------------------------------------
Sales and marketing                  -           1,178,996
Research and development       247,389           1,014,032
General and administrative     170,883           1,261,589
----------------------------------------------------------------
                               418,272           3,454,617
----------------------------------------------------------------

Of the total stock based compensation expense in the nine-months ended September 30, 2001, $nil [nine-months ended September 30, 2000 - $704,141] is a result of 100,000 options for one employee that are performance based and are classified as variable whereby, compensation expense is measured as the excess, if any, of the market price of the Company's stock at the measurement date over the exercise price on the date that it appears probable that the performance targets will be met. A total of $125,250 [nine- months ended September 30, 2000 - $869,044] is a result of options granted to a consultant in exchange for services which have been measured at fair value on the commitment date using the Black Scholes option pricing model. The remaining $293,022 [nine-months ended September 30, 2000 - $1,881,432] relates to the recognition of deferred compensation as a result of options granted in fiscal 1999 and 2000 to employees with an exercise price less than the market price of the common stock on the date of grant.

As at September 30, 2001, the Company has $32,311 in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

[e]    Warrants

As at September 30, 2001, the Company has the following common stock warrants, compensation options and compensation warrants outstanding:

                     NUMBER OF COMMON   EXERCISE PRICE
                      SHARES ISSUABLE          $             DATE OF EXPIRY
--------------------------------------------------------------------------------

Series F warrants         2,250,000          2.25           November 30, 2003
Series G warrants         1,500,000          2.25           November 30, 2003
Series I warrants           500,000          1.75           November 29, 2003
Series K warrants           100,000          1.50           April 25, 2004
Series L warrants           166,667          1.50           May 11, 2004
Series M warrants           200,000          1.50           June 14, 2004
Series N warrants           166,667          1.50           June 25, 2004
Share purchase warrants
 (Note 4[c])              3,250,000       Cdn. $2.25        April 3, 2003
Compensation options
 (Note 4[c])                650,000       Cdn. $2.00        April 3, 2003
Compensation warrants
 (Note 4[c])                325,000       Cdn. $2.25        April 3, 2003
--------------------------------------------------------------------------------
                          9,108,334
--------------------------------------------------------------------------------

[f]    Loss per share

The following table sets forth the computation of basic earnings loss per share for the periods ended:

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30                    SEPTEMBER 30
                                                      2001        2000             2001          2000
                                                        $           $                $             $
-------------------------------------------------------------------------------------------------------
NUMERATOR:
Net loss for the period                           (2,513,122)  (3,635,038)    (8,679,925)  (7,767,783)
Reduction of beneficial conversion feature
 on retraction of 80,969 Series B preferred
 stock                                                     -            -        109,550            -
Dividends paid                                       (57,106)           -        (57,106)           -
-------------------------------------------------------------------------------------------------------
Net loss attributable to holders of common
 stock and common stock equivalents               (2,570,228)  (3,635,038)    (8,627,481)  (7,767,783)
-------------------------------------------------------------------------------------------------------

DENOMINATOR:
Weighted average number of common stock
 outstanding                                       25,656,584  18,122,722     22,218,772   16,773,725
Weighted average number of common stock
 issuable on exercise of exchangeable shares        6,600,000   6,600,000      6,600,000    6,600,000
-------------------------------------------------------------------------------------------------------
Weighted average number of common stock and
common stock equivalents outstanding               32,256,584  24,722,722     28,818,772   23,373,725
-------------------------------------------------------------------------------------------------------

LOSS PER SHARE:
Basic and diluted loss per share                        (0.08)      (0.15)         (0.30)       (0.33)
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

Innovatia will license certain intellectual property to the Company on a non-exclusive, non-transferable basis for use in the development and verification of current products and will provide specific professional, project management and administrative and support services. In consideration of the licenses and services provided, the Company has agreed to pay fees of $5.7 million over the three-year term of the agreement beginning February 1, 2001. Innovatia will invoice the Company on a quarterly basis, equaling $475,000 per quarter commencing April 30, 2001. At the Company's option, the Company may elect to pay for some or all of the services, from time to time, in common shares. In the event that the Company makes this election, the number of common shares will equal the value of the payment then being made divided by the weighted average trading price of the Company's common stock over the ten trading days immediately preceding the date the payment is made. The $475,000 payments due on April 30, 2001 and July 31, 2001 have not been made to Innovatia. We are accruing the cost on a monthly basis in our financial statements. As at September 30, 2001, the Company has recorded a liability of $1,266,667. If all or a significant portion of these payments were made in shares, this would result in substantial additional dilution in the future. For example, if we were to elect to pay the $1,266,667 based on the average closing price over the 10 trading days preceding September 30, 2001 ($0.45 per share), this would result in the issuance of an additional 2,815,980 shares of our common stock to Innovatia for such payment.

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

In accordance with SFAS No. 133, the agreement with Innovatia contains an embedded foreign currency derivative that must be bifurcated from the host contract because the agreement is not denominated in either of the parties' functional currencies. The change in the fair value of the embedded foreign currency derivative from the February 27, 2001 contract signing date to the September 30, 2001 reporting date is $419,000 which is reported as a mark to market loss and is a result of the devaluation of the Canadian dollar relative to the US dollar over the same period.

[b] On June 29, 2001, Mr. O'Flaherty resigned his position as President and Director of the Company. As part of his final settlement, Mr. O'Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, Voice Mobility will continue to pay the difference, if any, between his new monthly base salary and the monthly base salary, which he was earning at Voice Mobility. Mr. O'Flaherty will also forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. The Company has accrued $163,474 representing estimated severance costs of which $130,662 remains outstanding at September 30, 2001.

[c] On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV filed suit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against Voice Mobility International, Inc., Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The suit relates to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to Voice Mobility Inc.'s April 1999 reverse acquisition of Equity Capital Group, Inc., the predecessor company to Voice Mobility International, Inc. Reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 2000 under the heading "Background and Recapitalization" for a description of the reverse acquisition. Plaintiffs allege to be creditors of Motorsports Promotions, acquiring Motorsports' rights under the alleged agreement at a UCC public sale. Defendant Funkart Holdings is alleged to have been a subsidiary of Equity Capital Group during the period in question, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with Voice Mobility International, Inc. pursuant to the reverse acquisition. The suit alleges that during the period in question, Voice Mobility International, Inc. also was the alter-ego of defendant Cashman. The suit alleges breach of contract and breach of fiduciary duty and seeks compensatory damages in excess of $2,750,000, prejudgment interest and punitive damages. Voice Mobility International, Inc. has tendered the defense and indemnity of such claims to Mr. Cashman. Management believes that there is no substantive merit to the claims against Voice Mobility International, Inc. and they intend to defend the lawsuit vigorously if Mr. Cashman fails to perform the defense and indemnification obligations he has accepted. The Company has made no provision in the financial statements on the belief that the probability of an adverse outcome is remote.


6.  COMPARATIVE FIGURES

Sales for the nine-month period ended September 30, 2000 previously reported as $191,178 on Form 10-QSB filed on November 14, 2000 have now been retroactively adjusted to $232,844 to reflect adjustments to deferred revenue reported in the consolidated financial statements for the year ended December 31, 2000.

Sales for the three-month period ended September 30, 2000 previously reported as $85,109 on Form 10-QSB filed on November 14, 2000 have now been retroactively adjusted to $105,942 to reflect adjustments to deferred revenue reported in the consolidated financial statements for the year ended December 31, 2000.

General and administrative costs for the three-month period ended September 30, 2000 previously reported as $1,329,636 on our Form 10-QSB filed on November 14, 2000 have now been retroactively adjusted to $1,223,136 to reflect adjustments for stock based compensation costs reported in the consolidated financial statements for the year ended December 31, 2000.

7.  SUBSEQUENT EVENTS

As at November 12, 2001, the Company has granted an additional 73,000 employee stock options and forfeited 363,279 employee stock options under the Amended and Restated 1999 Stock Option Plan.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Interim Consolidated Financial Statements and related notes.

Certain statements contained in this section and elsewhere in this quarterly report regarding matters that are not historical facts are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of
1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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


Results of Operations for the Three-Month Periods ended September 30, 2001 and September 30, 2000:
--------------------------------------------------------------------------------

Sales - Sales for the three-month period ended September 30, 2001 were $388,621, compared to $105,942 for the three-month period ended September 30, 2000 representing a 267% increase. Sales for the three-month period ended September 30, 2001 were for software license sales, mailbox subscriptions, and support services. Sales for the three-month period ended September 30, 2000 were for sales of third party computer hardware and software.

In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communication software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the three-month period ended September 30, 2001, we have recognized $20,833 of the deferred amount.

Sales for the three-month period ended September 30, 2000 previously reported as $85,109 on our Form 10-QSB filed on November 14, 2000 have now been retroactively adjusted to $105,942 as a result of annual adjustments to deferred revenue reported in the consolidated financial statements for the year ended December 31, 2000.

Cost of sales - Cost of sales were $99,558 and $37,538 for the three-month periods ended September 30, 2001 and 2000 respectively, representing a 165% increase. Cost of sales for the three-month period ended September 30, 2001 is comprised of commissions on software license sales, amortization of the telephony hardware and third party software, and installation costs of our unified communications product at existing customer sites. Cost of sales for three-month period ended September 30, 2000 is comprised of software licenses, telephony hardware, data and voice transmissions costs, and installation cost.

Operating Expenses

Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $455,795 and $1,745,364 for the three-month periods ended September 30, 2001 and September 30, 2000 respectively representing a 74% decrease. These costs reflect employee stock option compensation cost of $nil and $1,102,642 for the three-months periods ended September 30, 2001 and 2000 respectively.

The decrease of $186,927 (net of stock based compensation) in sales and marketing expense between the three-month period ended September 30, 2001 and 2000, is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses.

Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $1,034,207 and $752,205 for the three-month periods ended September 30, 2001 and 2000 respectively representing an increase of 37%. These costs reflect employee stock option compensation cost of $(6,383) and $261,676 for the three-month periods ended September 30, 2001 and 2000 respectively.

The additional increase of $550,061 (net of stock based compensation) in research and development expense between the three-month period ended September 30, 2001 and 2000, is a result of an increase in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

Of the $550,061, $475,000 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

The primary reason for the remaining increase in costs of $75,061 is a result of acceleration in the development process resulting in two new versions of our unified communications product.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $1,045,235 and $1,223,136 for the three-month periods ended September 30, 2001 and 2000 respectively, representing a decrease of 15%. These costs reflect employee stock option compensation cost of $9,833 and $115,378 for the three month periods ended September 30, 2001 and 2000 respectively. A further $nil and $366,873 of stock option compensation costs were recorded for the three-month periods ended September 30, 2001 and 2000 respectively for stock option grants awarded to non-employees in exchange for consulting services.

The additional increase of $294,517 (net of stock based compensation) in general and administrative costs between the three-month periods ended September 30, 2001 and 2000, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

Legal costs related to various matters account for $151,993 of the increase of $294,517. Consulting fees increased $99,635. The primary reason for the remaining increase in costs of $42,889 is a result of depreciation and amortization, insurance, office and telecommunication. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

Interest Income - Interest income was $125,864 and $17,263 for the three-month periods ended September 30, 2001 and 2000 respectively.

Interest Expense - Interest expense was $114,812 and nil for the three-month periods ended September 30, 2001 and 2000 respectively.

Income Taxes - For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Results of Operations for the Nine-Month Periods Ended September 30, 2001 and September 30, 2000:
--------------------------------------------------------------------------------

Sales - Sales for the nine-month period ended September 30, 2001 were $466,353 compared to $232,844 for the nine-month period ended September 30, 2000, representing a 100% increase. Sales for the nine-month period ended September 30, 2001 were from software license sales, mailbox subscriptions, and support services. Sales of $134,683 for the nine-month period ended September 30, 2000 is recognition of deferred revenue on third party computer hardware and software sales from 1999 and 2000.

In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communications software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the nine-month period ended September 30, 2001, we have recognized $62,500 of the deferred amount.

Sales for the nine-month period ending September 30, 2000 previously reported as $191,178 on our Form 10-QSB filed on November 14, 2000 have now been retroactively adjusted to $232,844 as a result of annual adjustments to deferred revenue reported in the consolidated financial statements for the year ended December 31, 2000.

Cost of sales - Cost of sales were $107,816 and $81,659 for the nine-month periods ended September 30, 2001 and 2000 respectively, representing a 32% increase. Cost of sales for the nine-month period ended September 30, 2001 is comprised of commissions on software license sales, amortization of the telephony hardware and third party software, and installation costs of our unified communications product at existing customer sites. Cost of sales for nine-month period ended September 30, 2000 is comprised of software licenses, telephony hardware, data and voice transmissions costs, and installation cost.

Operating Expenses

Sales & Marketing - Our sales and marketing costs decreased 34% to $1,814,611 for the nine-month period ended September 30, 2001 compared to $2,740,814 for the nine-month period ended September 30, 2000. These costs reflect employee stock option compensation cost of $nil and $1,178,996 for the nine-month periods ended September 30, 2001 and 2000 respectively.

The additional increase of $252,793 (net of stock based compensation) between the nine-month period ended September 30, 2001 and 2000 is a result of an increase in sales and marketing personnel, advertising and promotions, travel, consulting fees, and general sales and marketing expenses. These costs have been primarily incurred as result of market development efforts. We have built a sales force with which to bring our product to the marketplace that includes an aggregate increase of 7 persons.

Research and Development - Our research and development costs were $3,708,342 and $2,237,286 for the nine-month periods ended September 30, 2001 and 2000 respectively representing an increase of 66%. These costs reflect employee stock option compensation cost of $247,389 and $1,014,032 for the nine-month periods ended September 30, 2001 and 2000 respectively.

The additional increase of $2,237,699 (net of stock based compensation) between the nine-month period ended September 30, 2001 and 2000 is primarily a result of an increase in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

Of the $2,237,699, $1,266,667 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

The primary reason for the remaining increase in costs of $971,032 is a result of acceleration in the development process resulting in two new versions of our unified communications product.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $2,960,425 and $3,021,289 for the nine-month periods ended September 30, 2001 and 2000 respectively representing a 2% decrease. These costs reflect employee stock option compensation cost of $45,633 and $392,545 for the nine-month periods ended September 30, 2001 and 2000 respectively. A further $125,250 and $869,044 of stock options compensation cost were recorded for the nine-month periods ended September 30, 2001 and 2000 respectively for stock option grants awarded to non-employees in exchange for consulting services.

The additional increase of $1,029,842 (net of stock based compensation) in general and administrative costs between the nine-month periods ended September 30, 2001 and 2000, is a result of an increase in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

Employee separation costs associated with certain actions to improve profitability and business performance accounted for $272,000 of the increase of $1,029,842. Legal and accounting costs, primarily associated with various filings and obtaining the TSE listing accounted for approximately $250,000 of the increase. Amortization and depreciation cost increased $351,376. Investor relation cost increased $93,148. The remaining $63,318 is primarily a result of personnel costs. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

Interest Income - Interest income was $143,433 and $80,421 for the nine-month periods ended September 30, 2001 and 2000 respectively.

Interest Expense - Our interest expense is primarily related to short-term debt. Interest expense was $279,517 and $nil for the nine-month periods ended September 30, 2001 and 2000 respectively.

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

Liquidity and Capital Resources

To date, we have funded our operations through equity and debt financing. We currently rely on our ability to raise money through equity and debt financings to pursue new business endeavors and continue operations. The financings completed for the nine months ended September 30, 2001 are described in Note 3 and Note 4[c] to the Consolidated Financial Statements. The majority of funds that we have raised have been allocated to the development of our unified voice messaging software and sales and marketing initiatives. We also anticipate significant expenditures in the next twelve months as we increase our research and development efforts.

As at September 30, 2001, we had 9,108,334 warrants, compensation options and compensation warrants outstanding that would, upon exercise, provide us a total of $16,181,885 in equity financing. If the outstanding warrants were exercised the related funds would be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. However, there can be no assurance that the remaining warrants will be exercised.

On February 27, 2001, we entered into a three-year agreement with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a Tier I carrier class unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers. Innovatia is an existing shareholder of the Company. Under the agreement, Innovatia will license certain intellectual property to us on a non-exclusive, non-transferable basis for use in the development and verification of current products and will provide specific professional, project management and administrative and support services. In consideration of the licenses and services provided, we have agreed to pay fees of $5.7 million over the three- year term of the agreement beginning February 1, 2001. Innovatia will invoice us on a quarterly basis, equaling $475,000 per quarter commencing April 30, 2001. At our option, we may elect to pay for some or all of the services, from time to time, in shares of our common stock. In the event that we make this election, the number of shares of our common stock will equal the value of the payment then being made divided by the weighted average trading price of our common stock over the ten trading days immediately preceding the date the payment is made. For example, if we were to elect to pay the $475,000 invoices due on April 30, 2001 and July 31, 2001 based on the average closing price over the 10 trading days preceding September 30, 2001 ($0.45 per share), this would result in the issuance of an additional 2,111,111 shares of our common stock to Innovatia for such quarterly payment. The $475,000 payments due on April 30, 2001 and July 31, 2001 have not been made to Innovatia. We are accruing the cost on a monthly basis in our financial statements. As at September 30, 2001, the Company has recorded a liability of $1,266,667. If all or a significant portion of these payments were made in shares, this would result in substantial additional dilution in the future. For example, if we were to elect to pay the $1,266,667 based on the average closing price over the 10 trading days preceding September 30, 2001 ($0.45 per share), this would result in the issuance of an additional 2,814,816 shares of our common stock to Innovatia for such payment.

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


ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information required pursuant to Item 305c of Regulation S-K.

                                   PART II
                             OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 23, 2001, Breakthrough Financial Marketing Inc., a former consultant to Voice Mobility, issued to us a Notice of Intention to Arbitrate under the Arbitration Act (Alberta), claiming breach of contract by Voice Mobility Inc. and/or Voice Mobility International, Inc. relating to consulting services and registration of stock options. The relief sought by Breakthrough are damages under several causes of action for an aggregate of approximately $900,000 and an order that the consulting contract be renewed, as well as alternative relief in the form of fair value compensation, interest and costs. On September 25, 2001 a settlement was agreed to by both parties with a payment of $109,975 (Cdn. $170,000) to Breakthrough Financial Marketing Inc.

On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV filed suit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against Voice Mobility International, Inc., Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The suit relates to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to Voice Mobility Inc.'s April 1999 reverse acquisition of Equity Capital Group, Inc., the predecessor company to Voice Mobility International. Reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 2000 under the heading "Background and Recapitalization" for a description of the reverse acquisition. Plaintiffs allege to be creditors of Motorsports Promotions, acquiring Motorsports' rights under the alleged agreement at a UCC public sale. Defendant Funkart Holdings is alleged to have been a subsidiary of Equity Capital Group during the period in question, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with Voice Mobility International, pursuant to the reverse acquisition. The suit alleges that during the period in question, Voice Mobility International also was the alter-ego of defendant Cashman. The suit alleges breach of contract and breach of fiduciary duty and seeks compensatory damages in excess of $2,750,000, prejudgment interest and punitive damages. Voice Mobility has tendered the defense and indemnity of such claims to Mr. Cashman. We believe that there is no substantive merit to the claims against Voice Mobility International and we intend to defend the lawsuit vigorously if Mr. Cashman fails to perform the defense and indemnification obligations he has accepted.

We are party to other claims from time to time, not required to be disclosed in accordance with Item 103 of Regulation S-K. While management currently believes that the ultimate outcome of these proceedings, including those describe above, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.


ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 3, 2001, we completed an offering of 6,500,000 special warrants at a price of Cdn.$2.00 per special warrant for aggregate gross proceeds of Cdn.$13,000,000. The special warrants were only offered to accredited investors or non-U.S. persons. The agents' fee and expenses were Cdn.$1,010,000 resulting in net proceeds to us of Cdn.$11,990,000. Each outstanding special warrant entitles the holder to receive, without the payment of additional consideration, one share of our common stock and one-half of one share warrant. On July 20, 2001, following the listing of our common stock on the Toronto Stock Exchange, each special warrant was exercised into one share of common stock and one-half of one share warrant. Each whole share warrant entitles the holder thereof to purchase one additional share of our common stock at a price of Cdn.$2.25 on or before 4:30 p.m. (Toronto time) on April 3, 2003. During the three months ended September 30, 2001, no holder of the share warrants exercised their warrants, and therefore we did not receive any proceeds from the exercise of the share warrants. The special warrants, the common stock issued upon exercise of the special warrants and the share warrants were issued without registration under the Securities Act in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

In the special warrant private placement, we paid to the agents a cash commission of Cdn.$910,000 and granted to the agents special compensation options, exercisable for a compensation options, which entitle the agents to purchase an aggregate of up to 650,000 units at a price of Cdn.$2.00 per unit until April 3, 2003. Each unit consists of one share of our common stock and one half of one common share purchase warrant, each whole compensation warrant being exercisable to purchase one additional share of our common stock at a price of Cdn.$2.25 until 4:30 p.m. (Toronto time) on April 3, 2003. The agents are accredited investors and/or non-U.S. persons. On July 20, 2001, following the listing of our common stock on the Toronto Stock Exchange, each special compensation option was exercised into one compensation option. During the three months ended September 30, 2001, the agents did not exercise any of the compensation options, and therefore we did not receive any proceeds from the
exercise of the share warrants.   The special compensation options and the
compensation options were issued without registration under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

In the special warrant private placement, we agreed to prepare, file and have declared effective by the SEC a registration statement under the Securities Act registering (i) the resale by the selling securityholders listed therein of the shares of common stock issuable upon exercise of the special warrants, (ii) the resale of the underlying share warrants by the selling shareholders and (iii) the issuance of the shares of common stock issuable upon exercise of the share warrants. We do not receive any proceeds from the resale of the shares of common stock or share warrants by the selling securityholders. We will, from time to time, receive proceeds upon exercise of the share warrants. The effective date of the registration statement was June 8, 2001 (SEC Registration No. 333-60678). During the three months ended September 30, 2001, no holder of the share warrants exercised their share warrants, and therefore we did not receive any proceeds from the exercise of the share warrants. Expenses related to the preparation and filing of the registration statement totaled approximately $137,483.

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

ITEM 3 - DEFUALTS UPON SENIOR SECURITIES

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.


ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1) On July 24, 2001, we filed a report on Form 8-K relating to a press release issued on July 16, 2001 announcing that Voice Mobility's common shares began trading on the Toronto Stock Exchange under the symbol VMY.

2) On August 15, 2001, we filed a report on Form 8-K relating to a press release issued on August 15, 2001 announcing its results for the second quarter 2001 and six-months ended June 30, 2001. The Company also announced that Randy Buchamer, Voice Mobility's Chairman, is assuming the additional responsibility of Chief Executive Officer, Jay Hutton will continue as the Company's President and John Curry will be joining the Board of Directors.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     VOICE MOBILITY INTERNATIONAL, INC.
                                         (Registrant)

                                     By:  /s/James Hutton
                                         ----------------
                                         James  Hutton
                                         President  and  Director


                                     By:  /s/James Hewett
                                         --------------------
                                         James Hewett,
                                         Chief Financial Officer and
                                         Principal Accounting Officer



Dated:  November 12, 2001