Form 10-K
period 2001-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2002-04-01
CIK 1094816

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

------------------

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001. OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-27387

VOICE MOBILITY INTERNATIONAL, INC.
-------------------------------------------------------------------------------
(Exact name of the Registrant as specified in its charter)

NEVADA	33-0777819
(State or Other Jurisdiction of Incorporation or Organization).	(I.R.S. Employer Identification Number)

13777 Commerce Parkway, Richmond, B.C. Canada V6V 2X3
(Address of Principal Executive Offices)

(604) 482-0000
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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    State issuer's revenues for its most recent fiscal year. $358,191.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

    As of March 26, 2002 the aggregate market value of our voting and non-voting common equity held by non-affiliates was $5,195,265 based on the average bid and ask for such common equity. The calculation does not account for unexercised warrants and unexercised stock options held by non affiliates and affiliates.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes		No	X
	--------------		--------------

APPLICABLE ONLY TO CORPORATE REGISTRANTS

    At March 26, 2002 we had outstanding 34,248,782 common share equivalents, consisting of 28,148,782 shares of Common Stock, 6,100,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable Shares, represented by one Series A Preferred Stock.

    Transitional Small Business Disclosure Format (check one):

Yes		No	X
	--------------		--------------

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents are incorporated by reference into this Form 10-K:

    Registrant's Report on Form 8-K as filed on March 16, 2000 and all amendments thereto is incorporated into Part II of this Form 10-K.

    Information contained in websites referenced in this report are not to be deemed part of this report.

GENERAL INFORMATION

ENFORCEMENT OF LEGAL REMEDIES

    Certain officers and directors of Voice Mobility International, Inc. ("Voice Mobility" or the "Company") and other persons involved with our company as professional advisors are resident in Canada. As a result, it may be difficult to effect service within the United States upon such persons or to realize on any judgment by any court of the United States which is predicated on civil liabilities under the Securities Act of 1933, as amended (the "1933 Act"), or the Securities Exchange Act of 1934, as amended (the "1934 Act"). There is doubt as to the enforceability in Canada, either in original actions or through enforcement of United States judgments, of liabilities predicated solely upon violations of the 1933 Act or the 1934 Act, or the rules and regulations promulgated thereunder.

FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements based on our current expectations about our company and our industry. These forward-looking statements can be identified with text containing words such as "expects", "anticipates", "estimates" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of risk factors discussed in this Annual Report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

    Unless otherwise indicated, all references to "$", "US$" or "dollars" in this Annual Report refer to United States dollars and all references to "Cdn$" refer to Canadian dollars. For your convenience, the following table sets forth certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York. Such rates are set forth as US dollars per Cdn$1.00.

Period					Rate at
From	To	Average	High	Low	End of Period

01/01/96	12/31/96	US$0.7332	US$0.7521	US$0.7227	US$0.7296
01/01/97	12/31/97	US$0.7220	US$0.7492	US$0.6898	US$0.6991
01/01/98	12/31/98	US$0.6740	US$0.7050	US$0.6309	US$0.6522
01/01/99	12/31/99	US$0.6730	US$0.6930	US$0.6464	US$0.6929
01/01/00	12/31/00	US$0.6731	US$0.6984	US$0.6399	US$0.6669
01/01/01	12/31/01	US$0.6357	US$0.6235	US$0.6711	US$0.6289

    Solely for your convenience, we provide some financial information relating to our business in U.S. dollars based on exchange rates indicated. We caution you that the amounts and rates used may not always be consistent with those used in preparation of our Consolidated Financial Statements. Our functional currency is the Canadian dollar. Accordingly, all assets and liabilities, which are denominated in foreign currencies, are translated at the year end exchange rate and revenues and expenses are translated using a weighted average exchange rate for the applicable period. Any exchange gains and losses resulting are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive income.

PART I

ITEM 1. BUSINESS.

    We are a Nevada corporation, incorporated on October 2, 1997, as Equity Capital Group, Inc., and we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. (commonly known as VMI) in 1993. On June 24, 1999, we changed our name to Voice Mobility International, Inc. (commonly known as VMII). Unless otherwise indicated, all references to Voice Mobility means VMII and its predecessor company, VMI. See Background and Recapitalization.

    Our head office is located at 180-13777 Commerce Parkway, Richmond, British Columbia, V6V 2X3. Sales and marketing operations are primarily based out of our Richmond office. Research, development and technical support are based out of our Victoria, British Columbia office. We also have sales staff residing in New York, London, and Halifax. Voice Mobility currently has 38 employees.

Brief History

    VMI was incorporated in 1994 as WGT Teleserve Inc., and was originally focused on providing enhanced telecommunications services such as voice mail, fax handling and Internet access to specific vertical markets. In the spring of 1997, we decided to shift focus and began developing a comprehensive enhanced messaging product. Early versions of its messaging products were subsequently released in 1998, 1999 and 2000.

    In June 1999, VMI completed a reverse acquisition whereby VMI became a wholly owned subsidiary of Nevada-based VMII. At that point we effectively commenced operations as a US company and began trading on the OTCBB under the symbol VMII. Between the period of June 1999 and April 2001 we raised approximately US$12 million, mostly from private investors, to fund our development initiatives and operations.

    In April 2001, we completed a Cdn$13 million equity financing and subsequently began trading on the Toronto Stock Exchange in July under the symbol VMY.

Business Overview

    We are engaged in the messaging area of the telecommunications market. Our Enhanced Messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. Currently, with the proliferation of personal communication devices, such as cell phones, PDA's and laptops, the considerable challenge of managing the information retrieval process from these devices has arisen. Users of these multiple communication methods are increasingly demanding a means of managing them. Our offering addresses these demands through providing users access to their messages anytime, anywhere via any device.

    The mobile workforce is growing rapidly, and we expect that as it continues to grow, workers will increasingly demand instant access to voice-mails, faxes and e-mails regardless of which device they have available or their physical location. Subscribers to our service can call a single telephone number that is associated with all other personal contact numbers. The system will cycle through personal numbers until it finds the subscriber. The call is then connected in real time to the subscriber. All messages are gathered in a single box to be reviewed, stored, forwarded, or acted upon from any access device. Fax messages can also be directed to a secondary fax machine or a temporary fax machine such as one in a client's office or in a hotel.

    Our Enhanced Messaging software suite is designed to function on industry standard hardware such as Intel processor-based servers. It also uses peripheral hardware, such as communication boards, based upon open system architectures, which support basic standards. This ensures compatibility with legacy equipment, which allows new customers to use the system without being required to decommission their existing older equipment.

Core Product Offerings

    Our Enhanced Messaging software suite of services include five core service packages: Legacy Voice-mail Replacement, Real Time Call Connect, Voice-mail to E-mail, Fax to E-mail, and a Single Unified Mailbox. The enhanced messaging platform is a combination of our Enhanced Messaging software suite installed on recommended hardware in a specified configuration. We can provide a complete solution including hardware, system configuration, migration, operating support system integration and billing support system integration or simply supply the software with hardware and configuration recommendations.

    Legacy Voice-mail Replacement is the ability to replace existing voice-mail systems currently operating in production environments. This replacement can be achieved by a full-scale service cut-over or an incremental service cut-over. We have the ability to interface with existing "legacy" voice-mail systems, allowing for the transfer of messages between systems.

    Real Time Call Connect is the ability for subscribers to merge all their wired and wireless communications, cellular telephone, pager, fax, home and office numbers, into a single unified phone number.

    Voice-mail to E-mail is the ability to route voice-mail messages to a single e-mail mailbox or multiple e-mail mailboxes. This service gives the subscriber the ability to choose the method of retrieving voice-mail messages, through e-mail, traditional retrieval methods, or e-mail enabled wireless devices.

    Fax to E-mail is the ability to receive faxes through the subscriber's one number and have them delivered to one or more e-mail mailboxes. The subscriber then has the power to determine if and where the fax is printed. Our Fax-to-E-mail service converts faxes to e-mail attachments, and allows subscribers to view them on-screen, print, save, or forward them. This functionality essentially eliminates the need for fax machines and dedicated lines, and it also minimizes the privacy concerns with respect to communal fax machines. Our suite is also capable of providing fax notification via pagers.

    Single Unified Mailbox gives subscribers options on managing and retrieving their messages. The Voice Mobility service is e-mail neutral, so any e-mail application on the market today can be configured as the subscribers unified mailbox. In addition, subscribers are not forced to change their e-mail addresses.

    Customers may license one or more of these services or chose to purchase the entire Enhanced Messaging software suite.

Approach to Market

    We focus on three distinct customer groups: service providers, wholesalers and resellers. We are focused on establishing channel, system integrator and OEM (Original Equipment Manufacturer) distribution relationships with industry-leading partners, in addition to its direct sales campaign, to target each customer group. We feel that a mixture of direct and indirect sales is the most cost-effective and efficient way to quickly build market share. To date we have secured Aliant Inc. as a channel in Eastern Canada.

    Of the three customer segments, we believe service providers represent the largest opportunity for us. Tier 1 service providers in particular tend to have large existing installed bases of voice-mail users. Their legacy voice-mail services are still growing between 10% and 20% per year; the bulk of this growth coming from wireless growth and consumer adoption. The Tier I market currently is looking for methods to limit spending in legacy voice-mail technology that is between 10 and 15 years old and methods to implement enhanced messaging technology.

    Our implementation plan has two macro stages. First, we believe that Tier I providers, no longer willing to invest in legacy systems, will be required to replace legacy systems while at the same time the market will be requiring that they offer and implement enhanced messaging technology solutions. Thus, at the first stage, the provider would install our enhanced messaging platform and migrate their current voice-mail customers over to the new platform without interruption in service. Second, the provider would begin to incrementally market the value-added service available as part of enhanced messaging, such as our Real Time Call Connect, Voice Mail to Email and Fax to Email offerings. To support our customers, we have developed significant research that identifies end users' perceptions of enhanced messaging features, pricing tolerance and willingness to buy. This information will assist service providers in effectively marketing enhanced messaging services to their customer base.

    We currently believe that there may be further opportunities for the deployment of our applications through the consolidation presently occurring amongst telecommunications service providers. As such organizations and networks consolidate, we believe that there likely will be incentives and opportunities to optimize architecture and service delivery platforms. Our messaging products not only facilitate the convergence of, and migration from, legacy systems, they also facilitate the provision of a single mailbox to users with wireline and wireless service.

Pricing Model

    To generate revenues, we utilize a selection of pricing models. Customers can purchase the software outright for a one-time license fee in the $2.50-$6.00 per subscriber range based on volumes and services provided, plus a 7.5%-18% annual support and maintenance fee.

    Customers would also purchase the hardware required for a one time fee of $1.00 - $3.50 per subscriber based on configuration, architecture, and mix of services offered. Professional services fees for system installation, system integration with OAM&P (Operation, Administration, Maintenance and Provisioning) systems, and migration of existing voicemail subscribers would range between 15% and 25% of the software licensing fees based on the complexity of the installation.

    Customers can purchase voice mail licenses to provide services for their growth in end-users, purchase licenses for migration of voicemail customers, and purchase licenses for enhanced messaging services. Our prime target is a Tier 1 carrier that provides messaging services to 100,000 - 10,000,000 end users.

    We can provide a fee based solution including system configuration, migration, operating support system integration, and billing support system integration with the assistance of a system integration partner. We can also help to improve growth of the end-user base by providing marketing services for enhanced messaging.

Market Growth Forecasts

    The Radicati Group published a report entitled "Unified Messaging Market Trends 2000 - 2004" which calls for substantial growth in the unified messaging market over the next several years. The report forecasts that revenues from the sale of unified messaging products will increase, worldwide, from $264 million in 2000 to $3.76 billion by the end of 2004. The most dramatic network growth will come from the Asia-Pacific region, where market share will grow from 8% to 19% by the end of 2004. The unified messaging installed product base is expected to grow, worldwide, from 3.5 million seats in 2000 to approximately 120 million seats by year-end 2004.

    The Radicati report forecasts that in addition to the product sales growth highlighted above, substantial growth will come in the form of services revenue. Radicati forecasts that revenue from unified messaging services will equate to $9.8 billion worldwide by 2004. Europe is expected to display the fastest adoption rate of unified messaging services.

    Within the report, Radicati also predicts that the messaging industry will shift from the e-mail, fax and voice-mail integration of unified messaging towards the enhanced functionality capabilities of unified communications offerings (such as our offering). We consider ourselves to be well positioned to capitalize on this forecasted market growth, with its current technology.

Marketing and Distribution.

    We sell our products through a combination of a technically proficient direct sales force and independent sales representatives. We also utilize a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the telecommunications equipment markets. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from our marketing, product support and customer service departments. Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Our customers typically conduct significant technical evaluations of our products before making purchase commitments.

Competition

    Well-established suppliers such as Lucent, Comverse, Erickson and Glenayre currently dominate Tier 1 messaging. These competitors have provided voice mail services to both wire line and wireless carriers since the early 1980's. In evaluating the competitive landscape, we believe our closest competitors are companies offering voice-mail and enhanced messaging platforms built to meet the high capacity and high resiliency needs of the telecommunications carrier environment. In this segment, we have identified three core competitors: Comverse, Commworks, and Glenayre. Lucent is also developing a replacement product.

    Our products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, scalability, time-to-market delivery capabilities and compliance with industry standards. While we believe we compete favorably with respect to the foregoing characteristics, there can be no assurance that we will be able to continue to do so.

    Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the Enhanced Messaging marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the Enhanced Messaging marketplace.

    Our success depends in large part upon the rate at which Tier 1 carriers incorporate our products into their systems. If we were not successful in increasing the use of our products by the leading Tier 1 carriers, there would be a material adverse effect on our business, financial condition and results of operations.

    No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Industry Description

    Difference between Enhanced Messaging, Unified Communications and Unified Messaging.

    Enhanced Messaging is designed to replace legacy voice-mail systems. It encompasses enhanced voice-mail and Unified Communications. Compared to legacy voice-mail systems, Enhanced Messaging is built on the latest technology, can handle significantly more users, has a distributed design, and therefore is more scalable and fully interacts with the Internet.

    Unified Communications is a messaging feature of Enhanced Messaging. However, the term "Unified Communications" is often used interchangeably with "Unified Messaging". There are many significant differences between the two services. Unified Communications tends to be far more comprehensive and technically challenging than Unified Messaging. It combines non-real-time communications, such as message exchange, with real-time communications, such as call delivery, connectivity, line call management and notification options. The "real-time" aspects are critical components to Unified Communications.

    All of the features discussed below should exist in a system in order for it to be considered a true Unified Communications offering:

  One Number/Universal Number: When a caller dials your number a virtual attendant attempts to locate the subscriber.
  Unified Messaging Capabilities: System allows users to access e-mail, voice-mail, and fax messages through a single in-box via telephone or web interface.
  Find Me/Follow Me: Users can specify phone numbers of other locations at which the service will ring.
  Call Screening: Allows users to hear who is calling before answering incoming calls that are forwarded to them.
  Real-time call connection and routing: Upon caller identification, users have the option to accept incoming calls or forward them to voice-mail in real-time.
  Message Notification: Users can be notified of incoming calls and new or urgent messages by voice-mail, e-mail, pager or any wireless device.

    Our product currently offers all of the Enhanced Messaging features. We are not aware of any competitor that has developed a messaging solution that incorporates the ability to emulate existing voice mail technology while also providing advanced Unified Communications features and capabilities. Unified Communications vendors have only been deployed as a new service on the periphery of the carriers network.

Significant Customers

    In June 2001, we signed a three year contract with Haddad Advanced Technology (www.hatc.com) to market unified communications in Malaysia. During the first year, HATC has committed to a minimum of 6,000 mailboxes per month.

    In October 2001, NBTel, a wholly owned subsidiary of Aliant Inc. (www.aliant.ca) which is one of Canada's leading high-tech companies providing integrated communications and IT solutions, installed our UCN 100 v 2.1 and launched its Fax-to-E-mail solution.

Key Strategic Partners

    Aliant Inc.: The close working relationship that we have with Aliant serves as a strong endorsement of our company and our technology, and it also represents a significant revenue generating opportunity for us. In September 1999 Innovatia Inc, a wholly owned subsidiary of Aliant Inc., took an equity position in Voice Mobility, and currently holds approximately 2.0 million shares. Aliant and Voice Mobility have worked on joint development initiatives for two years, and in February 2001 they formalized their relationship by announcing their intentions to jointly develop the specifications for a "Next Generation" messaging platform targeted for Tier 1 carriers. This technology will be owned by Voice Mobility. The development initiative will take place within Aliant's state-of-the-art R&D facility known as the LivingLab innovations environment. Aliant's LivingLab provides development support through conducting rigorous testing and customer trials of new technologies, and assists in reducing the time-to-market for new technologies.

    We expect that the close relationship with Aliant will translate into revenues for us as soon as Q1 of 2002. The intent of the development agreement is that the resulting product will become Aliant's primary hosted solution for business and residential customers. Aliant is Canada's third largest telecommunications company with approximately 800,000 voice-mail customers.

Other important strategic partners include:

    Microsoft: We are a member of the Microsoft Certified Service Provider program. This provides us with early access to Microsoft's software.

    Dell Computers: Dell is our platform manufacturer, software installer and system tester. Dell's custom factory integration services assist us with installation, efficient delivery and quality assurance.

    Telcordia: Telcordia is working with us in collaboration with Aliant and their LivingLAB.

    NMS Communications: NMS provides access to a broad range of development resources, sales and marketing.

    TARA: We are an associate member of TARA (Telecommunications Applications Research Alliance.) This membership enables us to develop new service applications and products related to communications networks.

International Markets

    We believe international markets should offer us strong opportunities in the long-term. Mature markets are seeking replacement technologies to enhance and replace legacy messaging architecture that is reaching the end of its useful life. Emerging markets are being fueled by the very basic need for high performance, low cost telecommunications infrastructure.

    We perceive a specific opportunity with telecommunications carriers that are either introducing messaging services to their markets for the first time, or are seeking to supplant incumbent, aging, or manufacturer discontinued platforms with next generation technology that creates new revenue opportunities through the delivery of enhanced features and functionality. We believe the latter market opportunity is supported by our ability to migrate users from an existing messaging platform to our application, in a manner that protects one of the carrier's core revenue streams.

    Voice Mobility is currently marketing in Asia, Europe and Latin America, working with and targeting both incumbent and emerging telecommunications service providers. We are engaged with OEM and Systems Integration partners in these international markets as a means to further expand and facilitate market penetration and the acquisition of market share. Key attributes of our applications that facilitate this expansion are the user-friendly ergonomics of the various user interfaces and the ability of our applications to support multi-languages on a single platform.

    In the early part of 2002, we have experienced interest and activity from all of the international markets in which we have a presence. As we continue to offer value propositions for incumbent carriers seeking to replace legacy messaging systems, and provide them the opportunity to enhance and expand existing revenue streams with the deployment of enhanced feature sets, and by delivering an enhanced messaging system to carriers initiating their first deployment of messaging services, we believe our presence in, and revenues from, non-North American markets will continue to expand.

    Revenues from international operations were $56,200 in fiscal 2001 and $196,573 in fiscal 2000. See note 5 to our consolidated financial statements for financial information by geographic area.

Suppliers

    Dell is our platform manufacturer. We currently procure, and expect to continue to procure, certain components from Dell due to unique component designs, quality and performance requirements and volume pricing discounts. If we were to replace Dell as our platform manufacturer we may have to make adjustments to both product designs and production schedules which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition.

Research and Development

    Our research and development team is primarily located in Victoria, British Columbia. The research and development team also has a research analyst located in an office at the Telecom Applications Research Alliance facility in Halifax. The research and development team designs, develops, tests, documents, and localizes as directed by our product management in our marketing group. The research and development team's business direction on each major feature for each release is detailed in written business requirements created by the business requirements team. A change control board also directs the lower level problems and enhancements for all other development work. Releases are coordinated with both marketing and sales to ensure timely delivery of the grouped features for both the clients and the target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. Research and development expenses for the fiscal years ended December 31, 2001, 2000 and 1999 are $4,618,284, $2,709,048 and $2,250,153 respectfully.

Intellectual Property

    We rely on trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We do not have and do not intend to apply for patents on our products. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection may be out of date by the time the patent is granted.

    The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may and have left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

    As of March 26, 2002, we employed 38 people, 11 of who are engaged in marketing and sales, 20 in research, development and support, and 7 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Our Business Model is in Its Early Stages and May Not Be as Successful as We Anticipate.

    In early 1998, the focus of our predecessor's business by necessity shifted to research and development efforts needed to develop a Windows 2000 platform-based product line. Given this shift in our business focus, even though our predecessor and we have had limited revenues from operations since 1993, we are at an early stage of entering the commercial marketplace. Our future operating results are subject to a number of risks, including our ability to implement our strategic plan, to attract qualified personnel and to raise sufficient financing as required. Our management's inability to guide growth effectively, including implementing appropriate systems, procedures and controls, could have an adverse effect on our financial condition and operating results.

We Are Located in Canada but Do Business Primarily in the U.S., Which Subjects Us to Risks in Exchange Rate Fluctuations.

    We face foreign currency exchange risk because a majority of our revenue is denominated in U.S. dollars and a majority of our operating costs are incurred in Canadian dollars. We have derived substantially all of our revenues to external customers from sales by our Canadian operations and substantially all of our assets are located in Canada. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency will result in fluctuations in our annual and quarterly results. If the Canadian dollar were to strengthen in relation to the U.S. dollar, our effective costs would rise in relation to our revenues, adversely affecting our profitability and competitive position. For information on our revenues by geographic areas, see Note 5 to our Consolidated Financial Statements.

We Hold No Patents on Our Technology.

    We do not have and do not intend to apply for patents on our products. We rely on trade secrets to protect our intellectual property. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection may be out of date by the time the patent is granted.

    The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Employees may and have left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or be independently developed by competitors. Competitors' products may add features, increase performance or sell at lower prices. We cannot predict whether our products will continue to compete successfully with such existing rival architectures or whether new architectures will establish or gain market acceptance or provide increased competition with our products.

We May Not Be Able to Obtain Adequate Financing to Implement Our Growth Strategy

    Successful implementation of our growth strategy may require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required. We have incurred significant operating losses that raises substantial doubt about our ability to raise additional financing and to continue as a going concern. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy.

We Are Currently Dependent on a Limited Number of Customers

    Sales to one customer, Aliant, Inc., comprised 56% of our revenues in fiscal 2001. Sales to three customers comprised 93% of revenues in 2000. Sales to three customers comprised 100% of revenues in 1999. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base, our business, financial condition and results of operations would be materially and adversely affected.

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

We Operate in a Highly Competitive Industry.

    The market for unified messaging software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including CommWorks, Comverse, Glenayre, and Sema Oryx and others, may have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line which may provide a more comprehensive solution than ours. Increased competition in the unified messaging industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our business and profitability.

We Are Exposed To General Economic Conditions.

    As a result of recent unfavorable economic conditions, revenues and spending within the North American telecommunications industry may have been adversely affected. If the economic conditions in North America continue or worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

Economic Conditions in the United States, Canada, and Globally, Affecting the Telecommunications Industry, as well other Trends and Factors Affecting the Telecommunications Industry, Are Beyond our Control and May Result in Reduced Demand and Pricing Pressure on our Products.

    There are trends and factors affecting the telecommunications industry, which are beyond our control and may affect our operations. Such trends and factors include:

  adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;
  adverse changes in the credit ratings of our customers, potential customers and suppliers;
  adverse changes in the market conditions in our industry and the specific markets for our products;
  visibility to, and the actual size and timing of, capital expenditures by our customers and potential customers;
  inventory practices, including the timing of product and service deployment, of our customers and potential customers;
  policies of our customers and potential customers regarding utilization of single or multiple vendors for the products they purchase;
  the overall trend toward industry consolidation and rationalization among our customers, potential customers, competitors, and suppliers;
  conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;
  the effects of war and acts of terrorism.

    Economic conditions affecting the telecommunications industry, which affect market conditions in the telecommunications and networking industry, in the United States, Canada and globally, affect our business. Reduced capital spending and/or negative economic conditions in the United States, Canada, Europe, Asia, Latin America and/or other areas of the world could result in reduced demand for or pricing pressure on our products.

We May be Materially and Adversely Affected by Continued Reductions in Spending on Telecommunications Infrastructure by Our Customers.

    A continued slowdown in capital spending by service providers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by service providers has created uncertainty as to market demand. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results are expected to continue to be affected by the continued reductions in capital spending on telecommunications infrastructure by our customers.

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

    Thus, on June 24, 1999, Equity Capital, through its newly created wholly owned subsidiary, VM Canada, acquired 100% of the outstanding common shares of VMI. In such acquisition, the shareholders of VMI exchanged their shares of VMI for 6,600,000 Exchangeable Shares of VM Canada. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and is entitled to the same voting, dividend and other rights as one VMII common share. In addition, a share of preferred voting stock was issued to the transfer agent in trust for the holders of the VM Canada Exchangeable Shares, to provide a mechanism for holders of the VM Canada Exchangeable Shares to exercise their voting rights. We consider each Exchangeable Share as equivalent to a share of its common stock. Concurrent with this transaction, Equity Capital changed its name to our current name, Voice Mobility International, Inc.

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

    Upon completion of such transactions at June 24, 1999, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of VMI (43%), certain shareholders of Acrex (15%), and the investors in the Acrex private placement (32%)) held approximately 90% of the capital stock of VMII (formerly Equity Capital), thereby constituting a recapitalization of VMI through the acquisition of Equity Capital.

ITEM 2. PROPERTIES.

    Our United States office is located in shared office premises at Suite 200, 5031 South Ulster Parkway, Denver, Colorado, 80237 under a month-to-month arrangement with the lessor of the premises who is not affiliated with us. We pay no rent under an oral understanding.

    We lease the offices of our operating subsidiary, VMI, consisting of approximately 4,900 square feet at 13777 Commerce Parkway, Richmond, BC V6V 2X3 at a basic rate of Cdn$75,950 per year plus expenses. The lease expires on December 31, 2002.

    We also lease an engineering facility at 20 - 3318 Oak Street, Victoria, BC, V8X 1R1, of 8,784 square feet, under a lease with an unaffiliated party that expires on May 31, 2004, at Cdn$9,131 per month plus expenses.

    We believe that existing facilities are adequate for our needs through at least the end of 2002. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

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

    On August 8, 2001, Sharon Ho commenced an action in the Superior Court of California against Voice Mobility International, Inc. and the predecessor corporation, Equity Capital Group, to recover damages as a result of an alleged breach of contract. On October 10, 2001, we entered into an indemnification agreement with the former majority shareholder of Equity Capital Group to indemnify us against any claims or liabilities that existed prior to the April 1, 1999 and June 1, 1999 share purchase agreements. Also on October 10, 2001, we entered into a settlement agreement with the former majority shareholder of Equity Capital Group. Under the agreement, the former shareholder is to pay us $290,000 to cover the costs of the Sharon Ho settlement and additional related legal expenses. The settlement amount is to be paid in set installments from October 10, 2001 to October 25, 2002. In addition to the indemnification and settlement agreements, Voice Mobility International, Inc. has also obtained a security agreement, a guaranty agreement and a stock pledge agreement to further protect and collateralize its position. On October 15, 2001, a settlement agreement and mutual release was signed between the Voice Mobility International, Inc. and Ms. Ho. The settlement agreement sets forth payments owing to Ms. Ho by Voice Mobility in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002. On March 8, 2002, a shareholder and Director of the Company indemnified the Company against any losses that may be incurred on the collectibility of the settlement amount related to Voice Mobility and the former majority shareholder of Equity Capital Group.

    On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV filed suit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against Voice Mobility International, Inc., Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The suit relates to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to Voice Mobility Inc.'s April 1999 reverse acquisition of Equity Capital Group, Inc., the predecessor company to Voice Mobility International. Plaintiffs allege to be creditors of Motorsports Promotions, acquiring Motorsports' rights under the alleged agreement at a UCC public sale. Defendant Funkart Holdings is alleged to have been a subsidiary of Equity Capital Group during the period in question, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with Voice Mobility International, pursuant to the reverse acquisition. The suit alleges that during the period in question, Voice Mobility International also was the alter-ego of defendant Cashman. The suit alleges breach of contract and breach of fiduciary duty and seeks compensatory damages in excess of $1,325,000, prejudgment interest and punitive damages. Voice Mobility has tendered the defense and indemnity of such claims to Mr. Cashman. We believe that there is no substantive merit to the claims against Voice Mobility International and we intend to defend the lawsuit vigorously if Mr. Cashman fails to perform the defense and indemnification obligations he has accepted.

    On December 31, 2001, Budd Stewart, a former employee of Voice Mobility, filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia, claiming breach of an implied employment contract and stock option agreement by Voice Mobility Inc. The relief sought by Mr. Stewart is damages under several causes of action for an aggregate of approximately $1,825,892. We believe that there is no substantive merit to the claims and we intend to vigorously defend the action.

    We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are not a party to any other litigation required to be disclosed under Item 103 of Regulation S-K as at the date of this filing. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock was listed and commenced trading on the OTC Bulletin Board on June 30, 1999 under the symbol "VMII", on the Frankfurt Stock Exchange on April 12, 2000 under the symbol "VMY"and on the Toronto Stock Exchange on July 16, 2001 under the symbol "VMY". Since June 30, 1999, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the OTC Bulletin Board:

PERIOD	HIGH (U.S.$)	LOW (U.S.$)	VOLUME

2000
First Quarter..............................	$11.00	$2.00	2,339,600
Second Quarter..........................	$9.13	$4.69	1,762,500
Third Quarter.........................	$7.25	$5.00	1,827,500
Fourth Quarter...........................	$5.25	$1.94	1,974,900
2001
First Quarter..............................	$3.00	$1.91	914,700
Second Quarter..........................	$2.00	$1.29	771,600
Third Quarter.........................	$1.52	$0.32	1,075,400
Fourth Quarter...........................	$0.53	$0.20	984,100
2002
January 1 - March 26	$0.35	$0.13	1,185,300

    These quotations were taken from the OTC Bulletin Board Historical Research Service. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

    The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Toronto Stock Exchange:

PERIOD	HIGH (Cdn.$)	LOW (Cdn.$)	VOLUME

2001
First Quarter..............................	N/A	N/A	N/A
Second Quarter..........................	N/A	N/A	N/A
Third Quarter.........................	$2.50	$0.60	168,438
Fourth Quarter...........................	$0.75	$0.35	723,940

2002
January 1 - March 26	$0.50	$0.25	2,649,634

    The number of shareholders of record as at March 26, 2002 was 154. At March 26, 2002 we had outstanding 34,248,782 common share equivalents, consisting of 28,148,782 shares of Common Stock and 6,100,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable Shares, represented by one Series A Preferred Stock. The closing sale price for our common stock on March 26, 2002, as reported on the OTC Bulletin Board, was $0.23.

    We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. Our future dividend policy will be determined from time to time by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

    The following sets forth certain information concerning our currently outstanding securities which were sold or issued by us during the last fiscal year without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

    On April 3, 2001, in a private placement transaction, we issued special warrants to acquire, for no additional consideration, an aggregate of 6,500,000 units, each unit consisting of one share of our common stock and a one-half of a share warrant to acquire a share of common stock at a price of Cdn$ 2.00 per share. In this transaction, an aggregate of 6,500,000 special warrants were issued at a price of Cdn$ 2.00 per special warrant. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder. To the extent that U.S. securities laws were applicable to the issuance of the common stock and share warrants upon exercise of the special warrants, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder.

    On April 3, 2001, in a private placement transaction, we issued special compensation options exercisable for no additional consideration into compensation options. The compensation options will entitle the agents in the special warrant private placement transaction to purchase 650,000 units at the price of Cdn$2.00 per unit. Each unit consists of one common share and one-half of one share warrant. Each whole share warrant will entitle the holder to purchase one additional common share at the price of Cdn$2.25 per share. The compensation options are non-transferable and expire on April 3, 2003. The agents may exercise the agents' compensation options by way of a "cashless" exercise (they may elect, when exercising, to satisfy their obligation to pay the cash exercise price to the company by accepting a lesser number of common shares). To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder.

    On April 25, 2001, in connection with the issuance of a promissory note in the principal amount of Cdn$300,000, we issued to one purchaser 100,000 Class K warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to April 25, 2004. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder.

    On May 11, 2001, in connection with the issuance of two promissory notes in the aggregate principal amount of Cdn$500,000, we issued to two purchasers an aggregate of 166,667 Class L warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to May 11, 2004. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder.

    On June 14, 2001, in connection with the issuance of two promissory notes in the aggregate principal amount of Cdn$600,000, we issued to two purchasers an aggregate of 200,000 Class M warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 14, 2004. On December 28, 2001, the Class M warrant holders terminated all Class M warrants. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder.

    On June 25, 2001, in connection with the issuance of two promissory notes in the aggregate principal amount of Cdn$500,000, we issued to two purchasers an aggregate of 166,667 Class N warrants, each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share at any time up to June 25, 2004. On December 28, 2001, the Class N warrant holders terminated all Class N warrants. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in reliance on Section 4(2) of the Securities Act and Regulation S thereunder.

    On March 30, 2001, we retracted 80,969 shares of our Series B Preferred at $3.00 per share for aggregate cash of $242,907. The retraction reduced the number of Series B Preferred shares outstanding from 666,667 to 585,698.

    On December 28, 2001, the Class L, M and N warrants, exercisable into an aggregate of 533,334 shares of common stock were cancelled by the holders.

ITEM 6: SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

    The following table presents selected financial data for us as at December 31, 2001 and for the five fiscal years ended December 31, 2001. We derived the selected financial data set forth below with respect to our statements of operations for the three fiscal years ended December 31, 2001 and our balance sheets as at December 31, 2001 and 2000, from our consolidated financial statements that are included elsewhere in this Form 10-K. The selected financial data set forth below with respect to our statements of operations for each of the two fiscal years ending December 31, 1998 and the balance sheet data as at December 31, 1999, 1998 and 1997, was derived from our consolidated financial statements which are not included in this Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The statement of operations data and the balance sheet data are derived from our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States.

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Year Ended December 31, 1997

Statement of Operations Data:
Sales	$358	$275	$56	$119	$520
Expenses:
Cost of sales	50	86	52	75	260
Sales and marketing	2,238	3,589	1,191	190	60
Research and development	4,618	2,709	2,250	284	66
General and administrative and other	3,745	3,542	3,412	501	303

Total expenses	10,651	9,926	6,905	1,050	689

Net loss	(10,293)	(9,651)	(6,849)	(931)	(169)
Deemed dividend on Series B Preferred Stock	--	(1,451)	--	--	--
Dividends paid on preferred stock	57
Reduction of beneficial conversion feature on retraction of 80,969 Series B preferred stock	(110)	--	--	--	--
Net income (loss) attributable to common stockholders	$(10,240)	$(11,102)	$(6,849)	$(931)	$(169)

Basic and diluted net loss per common share	$(0.34)	$(0.46)	$(0.41)	$(0.14)	$ (0.03)

Weighted average number of common stock and common stock equivalents outstanding used in basic and diluted per share calculation	30,068	24,031	16,904	6,600	6,600

	December 31, 2001	December 31, 2000	December 31, 1999	December 31, 1998	December 31, 1997

Balance Sheet Data:
Cash and cash equivalents	$1,732	$603	$121	$37	$1
Working capital	1,506	1,634	(1,126)	(1,432)	(483)
Total assets	4,336	4,665	852	279	82
Current Liabilities	1,049	1,103	1,453	1,577	274
Long term Liabilities	1,576	--	--	--	233
Total Liabilities	2,625	1,103	1,453	1,577	507
Total stockholders' equity (deficiency)	1,711	3,562	(602)	(1,298)	(425)
  The foregoing table assumes no exercise of any stock options or warrants outstanding as of December 31, 2001. As of December 31, 2001, there were options and warrants outstanding to purchase a total of 12,019,936 shares of common stock with a weighted average exercise price of $1.89 per share.

  The following selected financial data are derived from the continuing financial statements of Voice Mobility Inc., a company incorporated under the laws of the Canada Business Corporation Act in 1993. Through a series of transactions in June 1999, Voice Mobility Inc. was recapitalized and acquired the net assets of Voice Mobility International, Inc. (formerly Equity Capital Group, Inc.), an inactive United States company registered on the OTC Bulletin Board. The Consolidated Financial Statements are a continuation of the financial statements of the accounting acquirer, Voice Mobility Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    Voice Mobility International, Inc. is a Nevada corporation engaged in the development and sales and marketing of unified voice messaging software through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our Enhanced Messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The principal geographic markets include North America, Latin America, Europe and Asia.

Results of Operations for the fiscal years ended December 31, 2001 compared to December 31, 2000

    Sales – Sales for the fiscal year ended December 31, 2001 were $358,191 compared to $275,190 for the fiscal year ended December 31, 2000 representing an increase of 30%. Sales for the fiscal year ended December 31, 2001 were for software license sales, mailbox subscriptions, computer hardware and support services of which $189,801 represented sales to NBTel. The increase to sales is attributed to the increase in the volume of goods sold compared to the same period last year. Sales for the fiscal year ended December 31, 2000 were for recognition of deferred revenue from 1999, sale of third party computer hardware and software, server installation and setup charges, and software license revenue.

    In the third quarter of 2001, we recognized revenue from software license sales of $350,000 to Digital China. We have been unable to collect funds from this sale to Digital China and have therefore reversed the revenue recognized of $350,000. As a result, sales for the three-month period ended September 30, 2001, previously reported as $388,621 on our Form 10-Q filed on November 13, 2001, have now been retroactively adjusted to $38,621 as a result of this adjustment.

    In April 2000 we entered into a three year license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communication software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the fiscal year ended December 31, 2001, we have recognized $83,333 of the deferred amount.

    Cost of sales – Cost of sales were $49,999 and $86,498 for the fiscal years ended December 31, 2001 and 2000 respectively, representing a 42% decrease. Cost of sales for the fiscal year ended December 31, 2001 is comprised of commissions on software license sales, telephony hardware, amortization of the telephony hardware and third party software, installation costs of our unified communications product at existing customer sites. Cost of sales for the fiscal year ended December 31, 2000 is comprised of third party software licenses, telephony hardware, data and voice transmission costs, and installation costs.

    In the third quarter of 2001, we recorded costs related to revenue from software license sales to Digital China. We have been unable to collect funds from this sale and have therefore reversed the revenue recognized and related costs of sales of $82,250. As a result, cost of sales for the three-month period ended September 30, 2001, previously reported as $99,558 on our Form 10-Q filed on November 13, 2001, have now been retroactively adjusted to $17,308 as a result of this adjustment.

Operating Expenses

    Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $2,237,563 and $3,588,642 for the fiscal years ended December 31, 2001 and 2000 respectively representing a decrease of 38%. These costs reflect employee stock option compensation cost of $nil and $1,178,996 for the fiscal years ended December 31, 2001 and 2000 respectively.

    The decrease of $172,083 (net of stock based compensation) in sales and marketing expense between the fiscal years ended December 31, 2001 and 2000, is primarily a result of a decrease in the number of sales and marketing personnel, consulting fees, and corresponding decrease in advertising and promotions, general sales and marketing expenses.

    Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $4,618,284 and $2,709,048 for the fiscal years ended December 31, 2001 and 2000 respectively, representing an increase of 70%. These costs reflect employee stock option compensation cost of $257,934 and $964,673 for the fiscal years ended December 31, 2001 and 2000 respectively.

    The incremental increase of $2,615,975 (net of stock based compensation) in research and development expense between the fiscal years ended December 31, 2001 and 2000, is a primarily a result of expenses incurred to develop a carrier-classified unified communications product and acceleration in the development process for two new versions of our unified communications product.

    Of the $2,615,975, $1,707,989 was incurred under an agreement with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant’s primary hosted messaging solution for business and residential customers.

    The primary reason for the remaining increase in costs of $907,986 is a result of acceleration in the development process resulting in two new versions of our unified communications product.

    General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $3,623,980 and $3,639,028 for the fiscal years ended December 31, 2001 and 2000 respectively, representing a decrease of 0.004%. These costs reflect employee stock option compensation cost of $45,633 and $162,089 for the fiscal years ended December 31, 2001 and 2000 respectively. A further $125,250 and $880,500 of stock option compensation costs were recorded for the fiscal years ended December 31, 2001 and 2000 respectively for stock option grants awarded to non-employees in exchange for consulting services.

    The incremental increase of $856,658 (net of stock based compensation) in general and administrative costs between the fiscal years ended December 31, 2001 and 2000, is a primarily a result of an increase in legal fees accounting for $409,208 of the increase of $856,658. Legal fees during the period incurred related to regulatory and registration filings. Consulting fees during the period increased $194,323. The primary reason for the remaining increase in costs of $253,127 is a result of depreciation and amortization, insurance, office and telecommunication that is due to the increase in headcount in 2001 compared to the same period last year. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

    Interest Expense – Our interest expense was $281,017 and $16,411 for the fiscal years ended December 31, 2001 and 2000 respectively. The increase in interest expense resulted from the increase in financing activities in 2001.

    Interest Income – Interest income was $160,095 and $113,490 for the fiscal years ended December 31, 2001 and 2000 respectively. In 2001, we earned interest income on cash though term deposits.

    Income Taxes – At December 31, 2001 we have $3,683,000 US tax net operating losses that expire in the years 2019 through to 2021. As at December 31, 2001 we have Canadian tax net operating losses of approximately $13,629,000 that will expire in the years 2002 through to 2008. Non-capital losses of our Canadian operating subsidiary, Voice Mobility Inc., are restricted by Canadian Income Tax Law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2001 and 2000 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Results of Operations for the fiscal years ended December 31, 2000 compared to December 31, 1999

    Sales – Sales for the fiscal year ended December 31, 2000 were $275,190 compared to $55,997 for the fiscal year ended December 31, 1999 representing an increase of 391%. Sales for the fiscal year ended December 31, 2000 represent the recognition of $93,016 in deferred revenue from 1999, $98,162 for the sale of third party computer hardware and software, $21,512 for server installation and setup charges, and $62,500 of software license revenue based on our software license agreement with Ikano Communications Inc. Sales for the fiscal year ended December 31, 1999 were from the sale of a software license and third party hardware and software.

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

    Interest Expense – Our interest expense was $16,411 and $70,209 for the fiscal years ended December 31, 2000 and 1999 respectively. The decrease in interest expense resulted from the decrease in notes payable in 2000.

    Interest Income – Interest income was $113,490 and nil for the fiscal years ended December 31, 2000 and 1999 respectively. In 2000, we earned interest income on cash though term deposits.

    Income Taxes – At December 31, 2000 we have $136,000 US tax net operating losses that expire in 2020. As at December 31, 2000 we have Canadian tax net operating losses of approximately $9,328,000 that will expire in the years 2001 through to 2007. Non-capital losses of our Canadian operating subsidiary, Voice Mobility Inc., are restricted by Canadian Income Tax Law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2000 and 1999 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

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

    Acquisition fee for recapitalization – The acquisition fee of $200,000 was for payments related to legal fees in the reverse acquisition of VMII. These fees have been expensed as a fee for the recapitalization in the year ended December 31, 1999.

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

    In addition, a portion of our revenue relies on the number of mailboxes our customers sell and therefore our revenue may fluctuate depending on the marketing and sales campaigns of our customers.
Liquidity and Capital Resources

    As of December 31, 2001, we had $1,732,200 in cash and cash equivalents and a working capital balance of $1,505,963.

    During the first quarter of 2001, we received $1.8 million in proceeds from the release of preferred stock from escrow and during the year we received $0.4 million from the sale of our common stock to employees through our employee stock option plan.

    In April 2001, we sold 6.5 million Special Warrants in a public offering, generating $8.4 million in cash, before offering expenses. Prior to our public offering, we funded our operations primarily through equity private placements and debt financing.

    Our operating activities resulted in net cash outflows of $7.6 million in 2001, $5.5 million in 2000, and $2.1 million in 1999. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

    Investing activities resulted in net cash outflows of $0.9 million in 2001, $1.9 million in 2000, and $0.5 million in 1999. The investing activities consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our growing employee headcount, and our research and development needs including test equipment. At December 31, 2001, we did not have any material commitments for future capital expenditures.

    In February 2001, we entered into a three year development agreement with Innovatia Inc., a shareholder and a wholly owned subsidiary of Aliant Inc. The agreement is to develop a carrier-classified unified communications product that will become Aliant’s primary hosted messaging solution for business and residential customers. In consideration of the services provided, we had originally agreed to pay quarterly fees based directly on the value of the work performed beginning February 2001. We had the option to elect to pay for some or all of the services in cash or common shares. On December 28, 2001, we agreed to settle the value of the services provided to date by Innovatia of $1.7 million in the form of a promissory note bearing interest at prime plus 1%. The promissory note is repayable in quarterly payments over the term commencing July 2002 and for the ten consecutive quarters thereafter. We have the option to elect to settle some or all of the amounts owing in cash or common shares. On December 28, 2001, we also issued 500,000 common shares to Innovatia at a market price of $0.26 per share as partial payment of the promissory note.

    On December 28, 2001, the Class F, G, I, L, M and N warrants, exercisable into an aggregate of 3,533,334 shares of common stock were cancelled by the holders.

    On March 4, 2002, we renegotiated the remaining term of the February 2001 agreement. The term of the revised agreement is for the period January 1, 2002 to December 31, 2003. Innovatia will continue to provide the originally agreed services, however, in consideration of the services provided, we have agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross revenue received for the sale of our products globally within the quarter.

    On March 6, 2002, in connection with the exercise of 500,000 VM Canada Exchangeable Shares, we issued 500,000 common shares. There was no cash or other consideration involved in this transaction as it was an exchange only.

    We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. However, based on current projections, if we are unable to increase revenues over historical levels, we will have negative cash flows in excess of $3 million for the balance of fiscal 2002 and we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. To date, we have incurred significant operating losses that raises substantial doubt about our ability to raise funds and to continue as a going concern. Based on current projections, we anticipate significant revenues from Tier I telecommunications providers in 2002 from revenues generated through the replacement of legacy voice mail systems. Such revenues will afford us the ability to fund a portion of our daily operations and service our debt obligations, however, it is reasonably likely that we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. We believe we have the ability to raise such additional funds. However, there are no assurances that we will be successful in achieving these objectives. In addition, as a result of the current slowdown in capital spending by telecommunications service providers, revenues from service providers may be adversely affected more than we currently project. See "Risk Factors".

    Inflation has not had a significant effect to date on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could impact our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities.

    We face foreign currency exchange risk because the majority of our revenues are denominated in U.S. dollars and a majority of our operating costs are incurred in Canadian dollars. The fluctuations in the foreign exchange rate between the U.S. and Canadian currency will result in fluctuations in our annual and quarterly results. Management has not employed the use of foreign currency derivative financial instruments that would allow the reduction in our exposure to exchange rate movements. Management does not expect any significant change in the strategies it employs to manage exposure in the near future.

    We maintain a short-term investment portfolio consisting of term deposits with an average maturity of less than 90 days. These short-term investments are subject to interest rate risk and we manage this risk by maintaining sufficient cash balance such that we are typically able to hold our investments to maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Financial Statements and related information required to be filed hereunder beginning on page 47 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Information related to our changes in accountants is incorporated by reference from our filing made on Form 8-K as filed with the Commission on March 16, 2000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The board of directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Position

Randy G. Buchamer	45	Chairman of the Board of Directors and Chief Executive Officer

James J. Hutton	36	President and a Director

James Hewett	49	Chief Financial Officer, Treasurer and Assistant Secretary

David Grinstead	44	Exec. Vice President, Business Development

William Gardiner	46	Vice President, Business Development

William E. Krebs	55	Director

David Scott	67	Director

Morgan Sturdy	49	Director

Robert E. Neal	47	Director

Donald A. Calder	57	Director

    Randy G. Buchamer was appointed Chief Executive Officer in August 2001, was appointed Chairman of the Board of Directors in September 2000 and has served as a Director since August 1999. . From February 1998 to March 1999, Mr. Buchamer served as the Managing Director of Operations for the Jim Pattison Group and was responsible for supporting the $4.4 billion operations of 55 companies owned by the Jim Pattison Group. From 1996 to 1998, he served as Vice President and Chief Operating Officer of Mohawk Oil Retail SBU and from 1989 to 1996 as Vice President Corporate Services and Chief Information Officer for Mohawk Oil Company. From 1987 to 1988, he was Retail Market Specialist for Digital Equipment of Canada Limited. Mr. Buchamer founded and served, from 1981 to 1988, as President of Vartech Systems Corporation and RB Computer Products, an IBM value added reseller and North American software publisher and distributor of retail, distribution and manufacturing software solutions. From 1979 to 1981, he was Sales Manager and, from 1978 to 1979, a Sales Representative for Micom Canada Ltd. He received his Executive MBA from Simon Fraser University's Executive Management Development Program in 1994 and attended the Business Administration program at the University of Illlinois. He also has completed courses at the IBM Canada Business Management School. He is a member of the Vancouver Board of Trade and the Sales and Marketing Executives Association of Vancouver.

    James J. Hutton was appointed President in August 2001. Prior to this appointment, he served as our Chief Executive Officer from April 1998 to August 2001. Mr. Hutton was appointed to the Board of Directors in June of 1999 and has served as a Director of our subsidiary, VMI since 1998. From January 1998 to the present, Mr. Hutton has also served as a director of Acrex Ventures Ltd. From 1990 to the present, he has also served as Director and President of South Sycamore Group Holdings, a family company involved in diversified investments. Mr. Hutton served as Canadian Regional Manager for Ascend Communications (1995-1998). He served in various capacities for Gandalf Systems, Inc., from 1989 to 1995, starting as a sales executive and becoming Western Regional Manager. From 1987 to 1989, Mr. Hutton was a Sales Trainee in the Automotive Electronics Group of Amp of Canada. Mr. Hutton attended the University of British Columbia.

    James Hewett was appointed Chief Financial Officer in May 2000. From 1999 to 2000, Mr. Hewett was Vice President, Finance and Administration for Steels Industrial Products Ltd. From 1997 to 1999, he served as Chief Financial Officer with Nice Systems Canada Ltd., a computer telephony interface provider of call logging and quality performance products for call centers. In 1997, Nice Systems acquired Dees Communications Ltd., a developer of telephony hardware products and software products used for quality improvements in call centers. From 1993 to 1997, Mr. Hewett served as Chief Financial Officer with Dees Communications Ltd. Mr. Hewett received his Bachelor of Science from the University of British Columbia and is a member of the British Columbia Institute of Chartered Accountants.

    David Grinstead was appointed Executive Vice President, Business Development in March 2000. Mr. Grinstead was a director from May 1999 to March 2000. Before joining Voice Mobility, Mr. Grinstead was the Director, New Business Opportunities-Telecommunications at Aliant Inc., a telecommunications and data services organization based in Eastern Canada, with assets of $3 billion and annual revenues of $1.7 billion and the parent company of Maritime Tel & Tel. He is responsible for the development of new business opportunities, services, and products with a particular focus on the creation of exportable business, intellectual property and e-commerce opportunities as well as the development and implementation of new business development and e-commerce strategies. From 1997 through January 1999, Mr. Grinstead was Vice-President, Market & Technology Development with The Bermuda Telephone Company Limited, Hamilton, Bermuda. In this capacity, Mr. Grinstead was responsible for all revenue generation, business development, strategic planning and corporate communications activities. Mr. Grinstead also held full operating responsibility for BTC Mobility, the cellular subsidiary, and was Chairman of the Board of Logic Communications Inc., Bermuda's largest Internet service provider and systems integrator. Immediately, prior to joining The Bermuda Telephone Company, Mr. Grinstead was Vice-President, Customer Solutions and Service of Northwestel Inc., a subsidiary of Bell Canada Enterprises and President of Northwestel Cable TV Inc, and Executive Vice-President of Ardicom Digital Communications Inc. He previously was Chief Operating Officer of MultiServices Canada Inc, and held senior management roles with Picker International and DHL Worldwide Express.

    William Gardiner has been Vice President – Business Development since May 1998. William Gardiner served as President from November 1997 to April 1998, and served as a consultant from 1995 to 1997. At Voice Mobility, he engineered the basic concept of the "follow me" number which is an integral feature of our Unified Communication software suite and was responsible for introducing the first e-mail to voice service in Canada, as well as call connect, same line fax, fax to voice, and e-mail to voice. Mr. Gardiner earned a Diploma in Computer Technology from Computer Data Institute in 1989.

    William E. Krebs was appointed to the Board in June of 1999 and has served as the Chairman of the board from 1995 to September 2000. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to the present, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. since 1987 and served as President and a Director of Pacific Western Capital Corp. from 1994 to 1995. From 1997 to 1999, he was a director of WaveRider Communications, Inc. (NASDAQ: WAVC) and was its Secretary from 1997 through May 1999. Mr. Krebs served as Director and President of TelcoPlus Enterprises Ltd. and its wholly owned subsidiary, Intertec Telecommunications Inc., from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1970 to 1980. He served as a Director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

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

    Morgan Sturdy was appointed to the Board April 2000. Most recently, he was Executive Vice-President and Chief Operating Officer of NICE Systems North America, which is a leading global provider of integrated digital recording and quality management solutions, a publicly traded on the NASDAQ. For twelve years prior, he served as President of Dees Communications Engineering Ltd., an innovator in computer telephony solutions, which was then sold to NICE Systems. From 1997 to 1999, he was Chairman of the Board of Directors of Hothaus Technologies, a leader in DSP solutions for Voice over IP, which was subsequently acquired by Broadcom for Cdn$414 million in 1999. He is a current director of several publicly traded companies, including Q/Media Services Corporation, Intrinsyc Software, Infowave Software, Inc., TIR Systems, and is a nominee to be a director of Digital Dispatch Systems. Additionally, he sits on the board of privately held WaveMakers Research Inc. Mr. Sturdy is a past director of National Wireless Canadian Research Foundation, past director of the Technology Industry Association of British Columbia, Chairman of Acetech, and the current Chairman of Softworld 2001.

    Robert E. Neal was appointed to the Board in September 2000. He is President of Innovatia, a company within Aliant Inc.’s emerging business division that focuses on the developing and selling of Internet-based technology. He has been President of Innovatia since 1997. Mr. Neal is a member of the Board as the nominee of Aliant, pursuant to an understanding with Aliant. Aliant is one of VMII’s early investors and currently its largest customer in Canada. A native of Saint John, New Brunswick, Mr. Neal began his career in the communications industry in 1979 at NBTel. In 1992 he became General Manager of NBTel Mobility and helped bring about a six-fold increase in the customer base. He was made president of Datacor (Atlantic) Inc. in 1996 and became president of NBTel interActive and General Manager of Export at NBTel in the next year. In 1998, he was appointed Vice President of New Business Development. He currently also serves as a Director of iMagicTV and Chairman of Prexar, Aliant’s US Internet company, headquartered in the state of Maine.

    Donald A. Calder was appointed to the Board in February 2002. Mr. Calder is the Vice Chair of the Board and Executive Committee of the Vancouver 2010 Bid Corporation, which has the objective to win the right to host the Olympic Winter Games and Paralympic Games in 2010. Mr. Calder was CEO of BC Telecom from 1997 to 1999 and was previously the Executive Vice President of Network and Operations at BC Telecom and Group Vice President of Marketing and Development with Stentor Resource Centre Inc. While at BC Telecom, Mr. Calder was responsible for negotiating and structuring the merger between BC Telecom and TELUS, which spawned the TELUS that exists today. Among his other community commitments, he is chair of the Vancouver General Hospital and University of British Columbia Hospital Foundation. Mr. Calder sits on the board of directors of the United Way of the Lower Mainland and was Chairman of the 1999 annual fundraising campaign prior to becoming CEO of the Bid Committee.

    Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

    Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5 were required for those persons, we believe that, during the year of 2001 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows, for the three-year period ended December 31, 2001, the cash and other compensation we paid to our Chief Executive Officer and to each of our executive officers who had annual compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Long Term Compensation
Annual Compensation (1)					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other	Restricted Stock Awards ($)	Securities Under Options/ SARs Granted (#)	LTIP Payouts ($)
Randy Buchamer CEO (from Aug. 2001)	2001 2000 1999	49,872 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	400,000 N/A 50,000	N/A N/A N/A
James J. Hutton President (former CEO from May 1998 – Aug. 2001)	2001 2000 1999	105,555 98,528 72,600	51,648 N/A N/A	N/A N/A N/A	N/A N/A N/A	0 0 250,000	N/A N/A N/A
Thomas G. O’Flaherty (former President from Jan. 2000 to June 2001)	2001 2000 1999	105,797 104,238 N/A	32,280 30,000 N/A	N/A N/A N/A	N/A N/A N/A	125,000 625,000 N/A	N/A N/A N/A
William Gardiner Vice President (CEO from Nov. 1997 to Apr. 1998)	2001 2000 1999	57,401 61,709 36,720	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	0 0 200,000	N/A N/A N/A
David Grinstead EVP Business Development	2001 2000 1999	92,585 92,320 61,256	27,438 0 0	N/A N/A N/A	N/A N/A N/A	26,600 500,000 50,000	N/A N/A N/A

(1) Compensation was paid to Mr. Buchamer, Mr. Hutton, Mr. O’Flaherty, Mr. Gardiner and Mr. Grinstead by VMI, our operating subsidiary.

OPTION GRANTS IN THE LAST FISCAL YEAR

    The following table presented in accordance with the Exchange Act and the Regulations thereunder sets forth individual grants of stock options under the Voice Mobility International, Inc. Second Amended and Restated 1999 Stock Option Plan during the most recently completed financial year to each of the Named Executive Officers:

Options/SAR Grants in Last Fiscal Year (Individual Grants)
Name	Securities under Options/SAR Granted (1)(2)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3) 5% 10%
Randy Buchamer	350,000 50,000	15.9 2.3	Cdn.$1.37 Cdn.$2.06	Aug. 14, 2006 June 13, 2006	Cdn.$301,555 Cdn.$ 64,776	Cdn.$764,200 Cdn.$164,155
James J. Hutton	0	0	N/A	N/A	N/A	N/A
Thomas G. O’Flaherty	125,000	5.6	$2.50	Dec. 31, 2005 *cancelled on June 29, 2001.	N/A	N/A
William Gardiner	0	0	N/A	N/A	N/A	N/A
David Grinstead	26,600	1.2	Cdn.$2.63	April 22, 2006	Cdn.$43,996	Cdn.$111,495

(1) All of the above options are subject to the terms of our Second Amended and Restated 1999 Stock Option Plan and are exercisable only as they vest. The options have a term of 5 years from the date of grant.

(2) All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

(3) Potential realizable values are net of exercise price, but before deduction of taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules, and do not represent our estimate of future stock prices. No gain to an optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent gain in stock price will result in zero dollars for the optionee. Actual realizable values, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the option holders’ continued employment through the vesting period.

AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND 2001 FISCAL YEAR END OPTION/VALUES

    The following table sets forth information with respect to the exercise of options to purchase shares of our common stock during the fiscal year ended December 31, 2001 to each person named in the Summary Compensation Table and the unexercised options held as of the end of 2001 fiscal year.

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
			Number of Securities Underlying Unexercised Options/SARs	Value of Unexercised in-the-money Options/SARs at FY-end ($)
Name	Securities Acquired on Exercise	Aggregate Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Randy Buchamer	0	$0	75,000/375,000	$0
James J. Hutton	0	$0	250,000/0	$0
Thomas G. O'Flaherty	0	$0	458,333/166,667	$0
William Gardiner	0	$0	160,000/0	$0
David Grinstead	0	$0	355,555/221,045	$0

COMPENSATION OF DIRECTORS

    We currently compensate our directors with a cash compensation of Cdn$1,000 for participation in each formal meeting held by the Board of Directors. Our non-employee directors are also granted 50,000 incentive stock options annually. Employee Directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    In August 2001, Voice Mobility entered into an employment agreement with Randy Buchamer, who serves as Chief Executive Officer of VMI. The agreement provides for an annual salary of Cdn$200,000. Mr. Buchamer’s agreement provides for the grant of options under our Second Amended and Restated 1999 Stock Option Plan of 350,000 shares of VMII common stock for Cdn.$1.37 per share, which options vest in equal thirds over the next three years.

    In February 2000, Voice Mobility entered into an employment agreement with David Grinstead, who serves as Executive Vice President of Business Development of VMI. The agreement provides for an annual salary of Cdn$130,000 and incentive compensation payments based on performance. Mr. Grinstead’s agreement provided for the grant of options under our 1999 Stock Option Plan of 500,000 shares of VMII common stock for $2.125 per share, which options vest in equal thirds over three years.

    In April 2000, Voice Mobility entered into an employment agreement with James Hutton, who serves as President of VMI. The agreement provides for an annual salary of Cdn$150,000.

    On June 29, 2001, Tom O’Flaherty resigned his position as President and Director of VMI. As part of his final settlement, Mr. O’Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, we are required to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at VMI. Under the settlement, Mr. O’Flaherty agreed to forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at December 31, 2001, we accrued $103,591 in salary payable to Mr. O'Flaherty through December 31, 2002.

REPORT OF THE COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The Compensation Committee (the “Committee”) of the Board of Directors determines compensation for the chief executive officer, reviews and makes recommendations regarding compensation of executive officers, and supervises the administration of the Company’s equity plans for executives and all employees. The Committee is composed of three outside directors, Messrs. Neal, Scott and Sturdy. No member is an employee or former employee of the Company.

Executive Compensation Objectives

    On behalf of the Board of Directors, the Committee reviews and makes recommendations concerning:

  The compensation policy with respect to employees of the Corporation or any of its subsidiaries insuring that the Corporation is in compliance with all legal compensation reporting requirements;
  The compensation of the President and the Chief Executive Officer and other officers of the Corporation;
  Management compensation programs including, stock option plans, incentive plans, and perquisites;
  The annual, or more often if appropriate review of:

    a. Management succession plans and process;
    b. Performance appraisal and management and employee development programs;
    c. Contingency plans in the event of the unexpected disability of key management;
    d. Proposed personnel changes involving officers reporting to the Chief Executive Officer;
Components of Compensation
    Executive compensation at Voice Mobility consists primarily of base salary and stock options.

    Base Salary . Voice Mobility targets executives’ base salaries according to the Watson/Wyatt 2000/2001 Salary Survey. In determining each executive officer’s base salary, the Committee takes into account competitive market data for similar positions at high-technology companies, individual responsibilities and performance, and internal equity within Voice Mobility.

    Stock Options . The Company’s equity incentives have been in the form of stock options. Stock options are issued at an exercise price of fair market value on the date of grant. Options granted in fiscal 2001 vest ratably over three years. Fair-market-value stock options become valuable and exercisable only if the executive officer continues to work at Voice Mobility and the stock price subsequently increases.

CEO Compensation

    The Chief Executive Officer’s salary and stock option grants follow the policies set forth above. Randy Buchamer succeeded James Hutton as Chief Executive Officer (CEO) of Voice Mobility on August 15, 2001. In deciding on Mr. Buchamer’s compensation package, the Committee considered compensation practices at companies similar in size and complexity to Voice Mobility; Mr. Buchamer’s base salary is set at Cdn$200,000 per year. Upon becoming CEO, Mr. Buchamer received a stock option stock grant of 350,000 shares, to recognize his new responsibilities and deliver a significant portion of his compensation in a manner that is aligned with shareholder interests.

            THE COMPENSATION COMMITTEE
            OF THE BOARD OF DIRECTORS

            Robert Neal
            David Scott
            Morgan Sturdy
STOCK PRICE PERFORMANCE GRAPH
    The graph below shows the two and a half-year cumulative total stockholder return assuming the investment of $100 (and the reinvestment of any dividends thereafter) on June1999, the first trading day of Voice Mobility International, Inc.’s common stock, in each of Voice Mobility International, Inc’s common stock, the NASDAQ Telecomm Index, and a peer group.(1) Voice Mobility’s stock price performance shown in the following graph is not indicative of future stock price performance.
Comparison of 2.5 Years (6/30/99 to 12/31/01) Cumulative Total Return Among Voice Mobility, The NASDAQ Telecomm Index, and The Peer Group Composite

(1)	The peer group is composed of companies that are members of the NASDAQ Telecomm Index and are companies developing unified communications software which is in a sector related to Voice Mobility’s business. The following companies were selected by Voice Mobility and maintained by NASDAQ:

Comverse Technology Inc.
3Com Corp
Glenayre Technologies Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We have set forth in the following table certain information regarding our common stock beneficially owned on December 31, 2001 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of December 31, 2001, we had outstanding approximately 34,248,782 common share equivalents, consisting of 27,648,782 shares of Common Stock, 6,600,000 shares of Common Stock issuable on conversion of all outstanding Exchangeable Shares, represented by one Series A Preferred Stock.

NAME OF BENEFICIAL OWNER(1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Edith M. Both 843 Ida Lane Kamloops, B.C. V2B 6V2	2,650,000[i]	7.7%
William E. Krebs	2,543,897ii	7.4%
James J. Hutton	2,146,778iii	6.3%
Innovatia Inc. 4th Floor, Collins Bank Building 1869 Upper Water Street Halifax, Nova Scotia Canada B3J 1S9	1,986,071iv	5.8%
Randy Buchamer	83,333[v]	*
William Gardiner	180,000vi	*
David H. Grinstead	383,333vii	1.1
James C. Hewett	61,250viii	*
Morgan Sturdy	83,333ix	*
David D. Scott	83,333[x]	*
Robert E. Neal	83,333xi	*
Directors and Executive Officers as a Group (9 persons)	5,648,590	16.5%

*	Less than 1%
(1)	The address for each person named above is #180 - 13777 Commerce Parkway, Richmond, British Columbia, Canada V6V 2X3 unless otherwise indicated.

i.	Stock owned by E.W.G. Investments Ltd. of which Ms. Both is a controlling shareholder.
ii.	Includes 1,762,500 shares owned by Pacific Western Mortgage Corporation of which Mr. Krebs is the sole shareholder; of these, 512,500 are held in escrow. Includes 581,397 shares owned by Margit Kristiansen, Mr. Krebs' wife; of these, 257,923 are held in escrow. Mr. Krebs disclaims beneficial ownership of the shares owned by his wife. Includes 200,000 escrow shares held in a self-directed registered retirement savings plan.
iii.	Includes 1,312,500 share held in escrow. Includes 36,778 shares which are owned by Janis Gurney, Mr. Hutton's wife, over which Mr. Hutton disclaims beneficial ownership; of these, 27,584 are held in escrow. Includes 250,000 Plan Options exerciseable in the next 60 days. Includes 110,000 shares held in a self-directed registered retirement savings plan; of these, 82,500 are held in escrow.
iv.	Includes 37,500 shares of common stock issuable upon exercise of underlying share warrants.
v.	Includes 83,333 Plan Options exercisable within the next 60 days.
vi.	Includes 160,000 Plan Options exercisable within the next 60 days. Includes 20,000 common shares; of these, 15,000 are held in escrow.
vii.	Includes 383,333 Plan Options exercisable within the next 60 days.
viii.	Includes 61,250 Plan Options exercisable within the next 60 days.
ix.	Includes 83,333 Plan Options exercisable within the next 60 days.
x.	Includes 83,333 Plan Options exercisable within the next 60 days.
xi.	Includes 83,333 Plan Options exercisable within the next 60 days.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During the year ended December 31, 2001, Pacific Western Mortgage Corporation, a corporation controlled by William Krebs, one of our directors, was paid $11,867 [2000 - $85,000; 1999 - $40,392] for consulting services.

    During the year ended December 31, 2001, Karina Ventures, Inc. a company controlled by John Curry, a director from August 2001 to March 2002 and our former Chief Financial Officer, was paid $24,508 [2000 - $40,000; 1999 - $13,464] for consulting services.

    During the year ended December 31, 2001, we sold to Innovatia Inc., one of our shareholders and a wholly owned subsidiary of Aliant Inc., and to NB Tel, also a wholly owned subsidiary of Aliant Inc., products and services totaling $202,011 [2000 - $68,649; 1999 - $42,072] . Innovatia Inc. is a holder of more than 5% of our outstanding stock.

    On February 27, 2001, we entered into a three year development agreement with Innovatia Inc., a wholly owned subsidiary of Aliant Inc. Robert E. Neal, a member of our Board of Directors, is the President of Innovatia, and serves as Aliant's nominee to our Board pursuant to an understanding with Aliant. Our three year development agreement with Innovatia is to develop a carrier-classified unified communications product that will become Aliant’s primary hosted messaging solution for business and residential customers. Under the agreement, Innovatia will license to us certain intellectual property on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration of the services provided, we originally agreed to pay quarterly fees based directly on the value of the work performed beginning February 1, 2001. We originally had the option to elect to pay for some or all of the services in cash or common shares.

    On December 28, 2001, Innovatia agreed to settle the value of the services provided to date by Innovatia of $1,707,989 (Cdn$2,720,142) in the form of a promissory note bearing interest at prime plus 1% (the prime rate at December 31, 2001 was 4%). The promissory note is repayable in quarterly payments over the term commencing July 1, 2002 and for the ten consecutive quarters thereafter. Each quarterly payment is due on or before the first business day following the quarter ended and is calculated as the lesser of $142,314 (Cdn$226,678) or 40% of the net aggregate amount of invoices issued by us to Aliant in the preceding quarter. In the event that the net amount of invoices for a quarter exceed $142,314 (Cdn$226,678), we will carry forward the difference between net amount of invoices and $142,314 (Cdn$226,678) and include that amount in the calculation for the following quarter. Payment for the period January 1, 2002 to June 30, 2002 will be calculated in the same manner and will be payable on October 1, 2002 in addition to the payment for the third quarter beginning July 1, 2002. We have the option to elect to settle some or all of the amounts owing in cash, common shares or a combination thereof and have the right at any time to prepay the whole or any portion of the balance owing without penalty. Any part of the principal amount or accrued interest not paid after the last scheduled quarterly payment will be payable in common shares in successive quarters thereafter. The equity value of such an issuance is calculated based upon the weighted average trading price of our common shares on the Toronto Stock Exchange over the 10 trading days immediately prior to the date on which such shares are to be issued. The number of common shares issuable is determined by dividing the amount due calculated in the same manner above by Cdn$1.56.

    On December 28, 2001, in connection with the issuance of the promissory note to Innovatia, we issued 500,000 common shares to Innovatia at a market price of $0.26 (Cdn$0.42) per share. The $132,059 (Cdn$210,000) fair value of the common shares issued was deducted from the original principal amount owing under the promissory note resulting in a balance owing of $1,575,930 (Cdn$2,510,142) at December 31, 2001. In accordance with the requirements of the Toronto Stock Exchange, the issuance of these shares was subject to our reducing the balance of shares reserved for issuance under our current stock option plan by 500,000 common shares until we receive shareholder approval.

    On March 4, 2002, we renegotiated the remaining term of the original development agreement with Innovatia signed on February 27, 2001. The term of the revised agreement is for the period January 1, 2002 to December 31, 2003. Innovatia will continue to provide the same services as per the original agreement, however, in consideration of the services provided, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross revenue received for the sale of our products globally within the quarter. If the contract is terminated the royalty payments will continue for six months after the termination date.

    On June 29, 2001, Tom O’Flaherty resigned his position as President and Director of VMI. As part of his final settlement, Mr. O’Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, we are required to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at VMI. Under the settlement, Mr. O’Flaherty agreed to forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at December 31, 2001, we accrued $103,591 in salary payable to Mr. O'Flaherty through December 31, 2002.

    In August 2001, Voice Mobility entered into an employment agreement with Randy Buchamer, who serves as Chief Executive Officer of VMI. The agreement provides for an annual salary of Cdn$200,000. Mr. Buchamer’s agreement provides for the grant of options under our Second Amended and Restated 1999 Stock Option Plan of 350,000 shares of VMII common stock for Cdn.$1.37 per share, which options vest in equal thirds over the next three years.

    In February 2000, Voice Mobility entered into an employment agreement with David Grinstead, who serves as Executive Vice President of Business Development of VMI. The agreement provides for an annual salary of Cdn$130,000 and incentive compensation payments based on performance. Mr. Grinstead’s agreement provided for the grant of options under our 1999 Stock Option Plan of 500,000 shares of VMII common stock for $2.125 per share, which options vest in equal thirds over three years.

ITEM 14. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Document

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment of Articles of Incorporation (1)
3.6	Amended and Restated Bylaws (4)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock (5)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock *
5.1	Opinion of Jones Vargas (6)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement of James Jay Hutton (1)
10.3	Employment Agreement of William Gardiner (1)
10.4	Employment Agreement of Jason Corless (1)
10.5	Employment Agreement of Budd Stewart (1)
10.6	Employment Agreement of Geoff Heston (1)
10.7	Acquisition Agreement of Voice Mobility Inc. (1)
10.8	Agreement and Plan of Distribution of Equity Capital Group, Inc. (1)
10.9	List of Subsidiaries of Registrant (5)
10.10	Debt Settlement Agreement with Maritime Tel & Tel (1)
10.11	Voting, Support and Exchange Trust Agreement (1)
10.12	Debt Settlement Agreement with Pacific Western Mortgage Corporation (1)
10.13	Debt Settlement Agreement with Ernest Weir Gardiner (1)
10.14	Stock Purchase Agreement (1)
10.15	Form of Subscription Agreement (1)
10.16	Exchange Agreement (1)
10.17	Employment Agreement of Thomas G. O'Flaherty (5)
10.18	Employment Agreement of David Grinstead (5)
10.19	Form of Series B Preferred Stock Subscription Agreement (5)
10.20	Form of Class I Stock Purchase Warrant (5)
10.21	Escrow Agreement, as amended (6)
10.22	Agency Agreement (6)
10.23	Special Warrant Indenture (6)
10.24	Share Warrant Indenture (6)
10.25	Form of Subscription Agreements for Special Warrants (6)
10.26	LivingLAB Agreement Between Voice Mobility Inc. and Innovatia (6)
10.27	Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended (8)
10.28	Class K Stock Purchase Warrant (6)
10.29	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd. (7)
10.30	Non-Negotiable Promissory Note in favor or Interior Holdings Ltd. (7)
10.31	Form of Class L Stock Purchase Warrant (7)
10.32	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd.(8)
10.33	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd.(8)
10.34	Form of Class M Stock Purchase Warrant (8)
10.35	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd. (8)
10.36	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd. (8)
10.37	Form of Class N Stock Purchase Warrant (8)
10.38	Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)
10.39	Settlement Agreement between Thomas O'Flaherty and the Company dated June 29, 2001 (8)
10.40	Employment Agreement of Randy Buchamer*
10.41	Amended LivingLAB Agreement Between Voice Mobility Inc. and Innovatia Inc.*
10.42	Addendum to LivingLAB Agreement *
10.43	Employment Agreement of James Hutton *
16.1	Letter of Bedford Curry & Co., Chartered Accountants, regarding change in certifying accountants. (2)
16.2	Letter of Ernst & Young LLP, Chartered Accountants, regarding change in certifying accountants. (2)
23.1	Consent of Ernst & Young LLP, Chartered Accountants *
23.2	Consent of Bedford Curry & Co., Chartered Accountants (8)
23.3	Consent of Jones Vargas (included in Exhibit 5.1) (6)
24.1	Power of Attorney (6)

* Filed herewith.
(1) Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.
(2) Previously submitted with our Form 8-K, as filed on March 16, 2000.
(3) Previously submitted with our Form 10-KSB, as filed on March 30, 2000.
(4) Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.
(5) Previously submitted with our Form 10-KSB, as filed on April 11, 2001.
(6) Previously submitted with our Registration Statement on Form S-1, as originally filed on May 10, 2001
(7) Previously submitted with our Pre-effective Amendment No.#1 to the Registration Statement on Form S-1, as filed on June 8, 2001.
(8) submitted with our Post-effective Amendment No.#1 to the Registration Statement on Form S-1, as filed on July 16, 2001.

(b) Reports of Form 8-K

We made no filings on Form 8-K during the fourth quarter of fiscal 2001.
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Voice Mobility International, Inc.
We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Voice Mobility International, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,	/s/ ERNST & YOUNG LLP
January 28, 2002 (except for Note 13
which is as of March 8, 2002)	Chartered Accountants

Voice Mobility International, Inc.
CONSOLIDATED BALANCE SHEETS
[See Note 1 - Nature of Business and Basis of Presentation]

As at December 31	(expressed in U.S. dollars)

	2001	2000
	$	$

ASSETS
Current
Cash and cash equivalents	1,732,200	602,527
Restricted cash [note 8[c] ]	—	2,000,000
Accounts receivable [net of allowance for doubtful debts:
2001 - $26,014; 2000 - $4,222] [note 4]	222,268	18,634
Other receivables	266,881	50,886
Note receivable [notes 3 and 4]	232,500	—
Prepaid expenses	100,850	65,133

Total current assets	2,554,699	2,737,180
Property and equipment, net [note 6]	1,780,935	1,927,731

	4,335,634	4,664,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	445,936	413,662
Accrued liabilities	57,062	316,464
Employee related payables	182,154	160,560
Note payable [note 3]	205,000	—
Deferred revenue	158,584	212,500

Total current liabilities	1,048,736	1,103,186

Promissory note payable [note 7]	1,575,930	—

Total liabilities	2,624,666	1,103,186

Commitments and contingencies [note 11]

Stockholders’ equity [note 8]
Common stock, $0.001 par value, authorized 100,000,000,
27,648,782 outstanding [2000 - 20,201,282]	27,649	20,202
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock issued and outstanding, 1	1	1
Series B Preferred stock issued and outstanding, 585,698 [2000 - 666,667]	586	667
Additional paid-in capital	31,323,354	22,871,377
Accumulated deficit	(29,563,804)	(19,323,693)
Other accumulated comprehensive income	(76,818)	(6,829)

Total stockholders’ equity	1,710,968	3,561,725

	4,335,634	4,664,911

See accompanying notes

Voice Mobility International, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
[See Note 1 - Nature of Business and Basis of Presentation]

As at December 31	(expressed in U.S. dollars)
	2001	2000	1999
	$	$	$

Sales [note 5]	358,191	275,190	55,997
Cost of sales	49,999	86,498	51,843

Gross profit	308,192	188,692	4,154

Operating expenses
Sales and marketing [note 8[d] ]	2,237,563	3,588,642	1,190,754
Research and development [note 8[d] ]	4,618,284	2,709,048	2,250,153
General and administrative [note 8[d] ]	3,623,980	3,639,028	2,351,643
Acquisition fee for recapitalization	—	—	200,000

	10,479,827	9,936,718	5,992,550

Loss from operations	10,171,635	9,748,026	5,988,396
Interest income	(160,095)	(113,490)	—
Interest expense	281,017	16,411	70,209

Loss before extraordinary items	10,292,557	9,650,947	6,058,605
Extraordinary loss on settlement of debt [note 8[b] ]	—	—	790,000

Net loss	10,292,557	9,650,947	6,848,605
Foreign currency translation losses	69,989	42,331	39,737

Comprehensive loss	10,362,546	9,693,278	6,888,342

Earnings (loss) per share [note 8[f] ]
Basic and diluted loss per share
before extraordinary items	(0.34)	(0.46)	(0.36)
Basic and diluted loss per share	(0.34)	(0.46)	(0.41)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
[See Note 1 - Nature of Business and Basis of Presentation]

As at December 31	(expressed in U.S. dollars)
											Other
	Common Stock		Stock to be Issued		Series A Preferred Stock		Series B Preferred Stock		Additional		Accumulated
	Number		Number		Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, December 31, 1998	8,400,000	59	—	—	—	—	—	—	—	(1,373,141)	75,239	(1,297,843)
Exchange of Voice Mobility Inc. common stock	(8,400,000)	(59)	—	—	1	1	—	—	58	—	—	—
Acquisition of Equity Capital Group, Inc.	453,756	454	—	—	—	—	—	—	(454)	—	—	—
Stock to be issued pursuant to Acrex Ventures Ltd. stock subscriptions	8,327,099	8,327	90,901	91	—	—	—	—	1,255,582	—	—	1,264,000
Stock subscription receivable from Acrex Ventures Ltd.	—	—	—	—	—	—	—	—	(43,333)	—	—	(43,333)
Acquisition fee for recapitalization	—	—	—	—	—	—	—	—	200,000	—	—	200,000
Stock issued on settlement of Pacific Western Mortgage Corporation note payable	750,000	750	—	—	—	—	—	—	249,250	—	—	250,000
Warrants issued on settlement of Ernest Gardiner note payable	—	—	—	—	—	—	—	—	33,000	—	—	33,000
Warrants issued on settlement of Ibex Investment Ltd. note payable	—	—	—	—	—	—	—	—	957,000	—	—	957,000
Stock issued on settlement of amounts due to Aliant Inc.	1,428,571	1,429	—	—	—	—	—	—	498,571	—	—	500,000
Common stock issued pursuant to exercise of common stock warrants	—	—	3,160,000	3,160	—	—	—	—	1,510,173	—	—	1,513,333
Stock based compensation	—	—	—	—	—	—	—	—	2,910,580	—	—	2,910,580
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	(39,737)	(39,737)
Net loss	—	—	—	—	—	—	—	—	—	(6,848,605)	—	(6,848,605)

Balance December 31, 1999	10,959,426	10,960	3,250,901	3,251	1	1	—	—	7,570,427	(8,221,746)	35,502	(601,605)

Stock subscriptions received pursuant to stock subscriptions from Acrex Ventures Ltd.	90,901	91	(90,901)	(91)	—	—	—	—	43,333	—	—	43,333
Common stock issued pursuant to private placements, net of share issue costs of $75,000	3,050,000	3,050	—	—	—	—	—	—	7,238,950	—	—	7,242,000
Common stock issued pursuant to exercise of common stock warrants	5,594,000	5,594	(3,160,000)	(3,160)	—	—	—	—	951,084	—	—	953,518
Common stock issued pursuant to exercise of stock options	506,955	507	—	—	—	—	—	—	430,992	—	—	431,499
Preferred stock and detachable warrants issued pursuant to private placement	—	—	—	—	—	—	666,667	667	1,999,333	—	—	2,000,000
Beneficial conversion feature and deemed dividend on preferred stock	—	—	—	—	—	—	—	—	1,451,000	(1,451,000)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	3,186,258	—	—	3,186,258
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	(42,331)	(42,331)
Net loss	—	—	—	—	—	—	—		—	(9,650,947)	—	(9,650,947)

Balance, December 31, 2000	20,201,282	20,202	—	—	1	1	666,667	667	22,871,377	(19,323,693)	(6,829)	3,561,725

Common stock issued pursuant to special warrants	6,500,000	6,500	—	—	—	—	—	—	7,643,334	—	—	7,649,834
Common stock issued on settlement of amounts due to Innovatia Inc.	500,000	500	—	—	—	—	—	—	131,559	—	—	132,059
Common stock issued pursuant to exercise of stock options	447,500	447	—	—	—	—	—	—	405,178	—	—	405,625
Warrants issued pursuant to promissory notes	—	—	—	—	—	—	—	—	226,967	—	—	226,967
Series B preferred stock retraction	—	—	—	—	—	—	(80,969)	(81)	(352,378)	109,552	—	(242,907)
Dividends paid on preferred stock	—	—	—	—	—	—	—	—	—	(57,106)	—	(57,106)
Repurchase of vested stock options	—	—	—	—	—	—	—	—	(31,500)	—	—	(31,500)
Stock based compensation	—	—	—	—	—	—	—	—	428,817	—	—	428,817
Foreign currency translation loss	—	—	—	—	—	—	—	—	—	—	(69,989)	(69,989)
Net loss	—	—	—	—	—	—	—	—	—	(10,292,557)	—	(10,292,557)

Balance, December 31, 2001	27,648,782	27,649	—	—	1	1	585,698	586	31,323,354	(29,563,804)	(76,818)	1,710,968

See accompanying notes

Voice Mobility International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Business and Basis of Presentation]

As at December 31	(expressed in U.S. dollars)

	2001	2000	1999
	$	$	$

OPERATING ACTIVITIES
Net loss	(10,292,557)	(9,650,947)	(6,848,605)
Non-cash items included in net loss
Amortization	909,746	545,988	148,150
Stock issued on settlement of amounts
due to Innovatia, Inc.	132,059	—	—
Promissory note payable issued for services	1,575,930	—	—
Stock issued on settlement of amounts
due to Aliant Inc.	—	—	500,000
Extraordinary loss on settlement of note payable	—	—	790,000
Stock based compensation	428,817	3,186,258	2,910,580
Bad debt expense	59,856	(17,331)	204
Interest on promissory notes payable	226,967	—	—
Loss on disposal of property and equipment	5,391	—	—

	(6,953,791)	(5,936,032)	(2,499,671)
Net change in operating assets and liabilities [note 12]	(655,274)	456,469	406,026

Cash used in operating activities	(7,609,065)	(5,479,563)	(2,093,645)

INVESTING ACTIVITIES
Purchase of property and equipment	(955,808)	(1,857,636)	(519,548)
Proceeds on sale of property and equipment	7,998	—	—

Cash used in investing activities	(947,810)	(1,857,636)	(519,548)

FINANCING ACTIVITIES
Proceeds from issuance of special warrants,
net of financing costs	7,649,834	—	—
Proceeds from issuance of common stock	—	7,102,033	—
Proceeds from release of preferred stock from escrow	1,757,093	—	—
Proceeds on exercise of stock options	405,625	431,499	—
Proceeds on exercise of warrants	—	953,518	1,513,333
Proceeds on promissory notes payable and warrants	1,404,214	—	—
Repayment of promissory notes payable	(1,397,305)	(624,360)	—
Change in amounts due to Acrex Ventures Ltd.	—	—	997,994
Cash proceeds from advances	—	—	183,300
Repurchase of vested stock options	(31,500)	—	—
Dividends paid on preferred stock	(57,106)	—	—

Cash provided by financing activities	9,730,855	7,862,690	2,694,627

Effect of foreign currency on cash	(44,307)	(43,676)	2,165

Increase in cash and cash equivalents	1,129,673	481,815	83,599
Cash and cash equivalents, beginning of year	602,527	120,712	37,113

Cash and cash equivalents, end of year	1,732,200	602,527	120,712

See accompanying notes

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Voice Mobility International, Inc., (the ‘Company’) is a Nevada corporation engaged in the development and sales and marketing of unified voice messaging software through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company’s Enhanced Messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company’s principal geographic markets include North America, Europe and Asia.

Basis of presentation

The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $10,171,635 for the year ended December 31, 2001 [2000 - $9,748,026; 1999 - $5,988,396] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financing. Management plans to continue to seek other sources of financing on favorable terms, however, there are no firm commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. Management expects revenues to increase from in 2002 from the deployment of the unified communications software product which will afford the Company the ability to fund its daily operations and service its debt obligations. There are no assurances that the Company will be successful in achieving these goals.

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

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d.)

For the years ending December 31, 1999 and prior, the Company was a development stage company.

1999 Recapitalization of the Company

These consolidated financial statements are the continuing financial statements of Voice Mobility Inc. (“VMI“) a company incorporated under the laws of the Canada Business Corporations Act in 1993. Through a series of transactions in June 1999, VMI was recapitalized and acquired the net assets of Voice Mobility International, Inc. (“VMII“)(formerly Equity Capital Group, Inc.) an inactive United States company registered on the NASD Over-the-Counter Bulletin Board.

Prior to the reverse acquisition of VMII, the shareholders of VMI had been negotiating to acquire Acrex Ventures Ltd. (“Acrex”)an inactive public company trading on the Vancouver Stock Exchange (VSE) with no assets or liabilities. Pending approval of this transaction by the VSE, Acrex and VMI entered into four private placements for proceeds totaling $1,400,000 (Cdn$2,022,500). The net proceeds of $1,264,000 were advanced to VMI to fund operations. Under these arrangements stock subscriptions in the private placements entitled investors to one common stock of Acrex and one warrant entitling the holder to acquire one common stock of Acrex. At the time of this arrangement the fair value of the warrants was determined to be nominal since the exercise price of these warrants exceeded the fair value of the VMI common stock. This arrangement between Acrex and VMI expired on March 31, 1999. In connection with the acquisition of VMII, the Acrex investors agreed to assign all proceeds from the four private placements to VMII and contribute an additional $.02 per share for an aggregate $200,000, in exchange for common stock and common stock warrants with terms and conditions substantially identical to the warrants that would have been issued by Acrex to the subscribers of its four private placements. Accordingly, the issuance of common stock and warrants of VMII to Acrex investors has been reflected as a recapitalization of VMI in the amount of $1,264,000 in the year ended December 31, 1999. As at December 31, 1999, $43,333 was receivable from Acrex investors and was presented as a reduction of additional paid in capital. The $43,333 was collected in fiscal 2000.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d.)

VMI received advances in the form of notes payable from Pacific Western Mortgage Corporation (“PWMC”)a shareholder of VMI and Ernest Gardiner, an Acrex investor. In March 1999, these parties agreed to settle amounts owing to them by VMI. PWMC agreed to the issuance of 750,000 common shares of Acrex, at their fair value, in settlement of $250,000 (Cdn$375,000) of amounts owing by VMI. The fair value of the shares issued was determined by management to be $0.35 (Cdn$0.50) per share. Ernest Gardiner agreed to the issuance of warrants to acquire 101,000 common shares of Acrex at $0.35 (Cdn$0.50) per share, in settlement of $33,000 (Cdn$50,500) of amounts owing by VMI. The fair value of the warrants was determined to be equivalent to the debt settled.

Pursuant to share purchase agreements dated April 1, 1999 and June 24, 1999, the stakeholders of VMI, sold their interest, and had transferred to them 125,000 shares of common stock of Equity Capital Group, Inc. by the majority shareholder of Equity Capital Group, Inc., and VMII issued 8,293,000 shares of VMII common stock and the right to acquire an additional 6,600,000 shares of VMII common stock in exchange for $200,000 and all the capital stock of VMI. As a result of this transaction, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of VMI, certain shareholders of Acrex, and the investors in the Acrex private placement) effectively acquired 15,018,000 common stock equivalents of VMII which represented a controlling interest of approximately 90%. This transaction is considered an acquisition of VMII (the accounting subsidiary/legal parent) by VMI (the accounting parent/legal subsidiary) and has been accounted for as a purchase of the net assets of VMII by VMI. Accordingly, this transaction represents a recapitalization of VMI, the legal subsidiary effective June 24, 1999.

VMI’s assets and liabilities are included in the consolidated financial statements at their historical carrying amounts. Operating results to June 24, 1999, are those of VMI. At June 24, 1999, VMII had no assets and no liabilities. For purposes of this acquisition the fair value of the net assets of VMII of $nil was ascribed to the 453,756 previously outstanding common stock of VMII deemed to be issued in the acquisition. The additional $200,000 paid for this transaction was expensed as a fee for the recapitalization in the year ended December 31, 1999.

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

Revenue recognition

The Company recognizes license revenue upon shipment of a product to the client if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable, and any uncertainties with regard to customer acceptance are insignificant. For contracts with multiple elements (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each element of the contract based on objective evidence of its fair value when it is determinable. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

To the extent that objective evidence of fair value is not determinable, the Company defers revenue until the earlier of the point at which (1) sufficient evidence exists or (2) all elements of the arrangement have been delivered. If the only undelivered element relates to post contract support, the Company defers revenue and recognizes it ratably over the term of the agreement.

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Financial instruments

The Company’s financial instruments consists of cash and cash equivalents, accounts receivable, other receivables, note receivable, accounts payable, note payable and promissory note payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of ninety days or less and are recorded at amortized cost.

Property and equipment

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

Computer equipment	3 years
Computer software	2 years
Computer equipment for customer use	Term of contract
Office equipment and furniture	5 years
Leasehold improvements	Term of the lease

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

The Company begins to amortize computer equipment for customer use when the equipment is installed at the customer site. Amortization on computer equipment for customer use is recorded as cost of sales on the income statement.

In 2000, the Company changed its amortization policy from the declining balance method to the straight line method. The cumulative effect of this change in accounting policy was not significant to the 2000 financial statements.

Software development costs

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs will be capitalized and amortized on a product by product basis.

Advertising

Advertising costs are expensed in the period incurred. Advertising expense for the year ended December 31, 2001 was $162,000 [2000 - $355,000; 1999 - $66,000] .

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “for Stock Issued to Employees“(“25“)and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “for Stock-Based Compensation“(“123“)Under APB 25, compensation expense for employees is based on the difference between the fair value of the Company’s stock and the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Other accumulated comprehensive income consists only of accumulated foreign currency adjustments for all years presented.

Recent pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“144”)“for the Impairment or Disposal of Long-Lived Assets”which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, “for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “the Results of Operations”for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of the Statement will have a significant impact on its financial position and results of operations.

3. NOTES RECEIVABLE AND PAYABLE

On August 8, 2001, a plaintiff commenced an action in the Superior Court of California against the Company and the predecessor corporation, Equity Capital Group, Inc. (“ECG”)to recover damages as a result of an alleged breach of contract.

On October 10, 2001, the Company signed an indemnification agreement with the former majority shareholder of ECG to indemnify the Company against any claims or liabilities that existed prior to the April 1, 1999 and June 1, 1999 share purchase agreements described in Note 1 - 1999 Recapitalization of the Company.

Also on October 10, 2001, the Company and the former majority shareholder of ECG signed a settlement agreement, a security agreement for specified manufacturing assets of an existing business and a stock pledge agreement for 10,000 common shares of Coast Envelope, a California company, held by the former majority shareholder of ECG. In accordance with the settlement agreement, the former shareholder is to pay the Company $290,000 to cover the costs of the plaintiff settlement and additional related legal expenses. The settlement amount is to be paid in set installments from October 10, 2001 to October 25, 2002. The security and stock pledge agreements are in place to further collateralize the Company’s position in addition to the indemnification agreement. As at December 31, 2001, the outstanding balance on the note receivable is $232,500.

On October 15, 2001, a settlement agreement and mutual release was signed between the Company and the above noted plaintiff. The settlement agreement sets forth payments owing to the plaintiff by the Company in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002. As at December 31, 2001, the outstanding balance on the note payable is $205,000.

4. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivables and the note receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Amounts owing from one customer comprised 92% of the accounts receivable balance at December 31, 2001. Amounts owing from three customers comprised 86% of the accounts receivable balance at December 31, 2000.

5. SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived substantially all of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. Sales to one customer comprised 56% of revenues in 2001. Sales to three customers comprised 93% of revenues in 2000. Sales to three customers comprised 100% of revenues in 1999.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Barbados	Other	Consolidated Total

2001	301,991	41,200	—	15,000	358,191
2000	78,611	106,126	90,453	—	275,190
1999	55,997	—	—	—	55,997

6. PROPERTY AND EQUIPMENT
	Accumulated Cost	Amortization	Net Book Value
	$	$	$

2001
Computer equipment	2,256,869	1,059,176	1,197,693
Computer software	556,056	352,959	203,097
Computer equipment for customer use	227,966	17,712	210,254
Office equipment and furniture	183,465	61,967	121,498
Leasehold improvements	108,663	60,270	48,393

	3,333,019	1,552,084	1,780,935

2000
Computer equipment	1,975,443	476,277	1,499,166
Computer software	401,356	185,986	215,370
Office equipment and furniture	177,826	38,456	139,370
Leasehold improvements	107,236	33,411	73,825

	2,661,861	734,130	1,927,731

 7. PROMISSORY NOTE PAYABLE

On February 27, 2001, the Company entered into a three-year development agreement with Innovatia Inc. (“Innovatia“) an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. (“Aliant“) The purpose of the agreement is to develop a carrier-classified unified communications product to which the Company will have exclusive title. Under the agreement, Innovatia will license certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration of the services provided, the Company agreed to pay $5.7 million over three years in quarterly installments of $475,000 commencing the quarter ended April 30, 2001. The Company had the option to pay for some or all of the services in cash or common shares. It is the Company’s intention to negotiate a non-exclusive licensing agreement with Aliant for use of the product.

On December 28, 2001, the Company and Innovatia agreed to terminate the three-year development agreement. In settlement of the services provided under this agreement, the Company issued to Innovatia a Canadian dollar denominated promissory note in the amount of $1,707,989 (Cdn $2,720,142). Immediately thereafter, the Company repaid $132,059 (Cdn $210,000) of the promissory note by issuing 500,000 common shares at a market price of $0.26 (Cdn $0.42) per share. In accordance with the requirements of the Toronto Stock Exchange, the issuance of these common shares resulted in an equivalent reduction in the number of common shares reserved for issuance under the Company’s current stock option plan.

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2001 was 4%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter (“Amount Payable”) is the lesser of $142,314 (Cdn $226,678) and 40% of the net aggregate amount of invoices (“Amount”) issued by the Company to Aliant in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $142,314 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $142,314 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, the number of common shares issuable is determined by the weighted average trading price of the Company’s common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

7. PROMISSORY NOTE PAYABLE (cont’d.)

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $142,314 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56. The Company is required to obtain shareholders and regulatory approval to issue common shares to settle the promissory note, other than for the 500,000 common shares issued on December 28, 2001. If such approval is not obtained, the Company can only repay the promissory note in cash.

8. SHARE CAPITAL

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

8. SHARE CAPITAL (cont’d.)

As at December 31, 2001 the holders of the Exchangeable Shares are entitled to 6,600,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b] Common stock

2001

Public Offering

On April 3, 2001, the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn$2.00 per Special Warrant for aggregate gross proceeds of $8,429,440 (Cdn$13,000,000). Each Special Warrant was exercisable, without payment of additional consideration, into one Unit of the Company (a “Unit”)Each Unit consisted of one common share and one half of one non-transferable share purchase warrant of the Company. Each whole warrant entitles the holder to acquire one common share at a price of Cdn$2.25, or on a cashless basis, at any time on or before April 3, 2003. The cashless exercise provision allows the holder to utilize the net appreciation in the market value of the underlying common stock to pay the exercise price.

The Special Warrants were exercised by the holders on July 20, 2001, being the fifth business day following the “Date”which was the latest of: (i) June 8, 2001, the date a registration statement for the underlying securities was declared effective by the United States Securities and Exchange Commission, and (ii) July 10, 2001, the date the last receipt was issued for a final prospectus qualifying the issuance of the underlying securities by the British Columbia, Alberta, Ontario, Quebec and New Brunswick securities regulatory commissions and (iii) July 15, 2001, the day preceding the date the listing of the Company’s common shares on The Toronto Stock Exchange became effective.

The agents were paid a commission of $590,084 (Cdn$910,000), representing 7% of the gross proceeds, and were reimbursed $64,844 (Cdn$100,000) in legal costs. The company also incurred $124,678 (Cdn$192,271) in legal and professional fees. The aggregate financing costs of $779,606 (Cdn$1,202,271) were recorded as a reduction to the gross proceeds within stockholders’ equity.

In addition, the agents received a special compensation option that entitles them to purchase 650,000 Units at Cdn$2.00 per Unit at any time on or before April 3, 2003. Each Unit consists of one common share (the “option”)and one-half of one common share purchase warrant (the “warrant”)each whole compensation warrant being exercisable to purchase one additional common share at a price of Cdn$2.25 per share at anytime on or before April 3, 2003.

8. SHARE CAPITAL (cont’d.)

In addition to the direct financing costs, the Company incurred costs of $94,068 in respect of the Canadian prospectus and $137,483 in respect of the U.S. registration statement which were expensed in the Consolidated Statement of Operations.

Promissory Notes and Warrants

Between the months of April to July 2001, the Company issued a series of promissory notes to shareholders in the aggregate principal amount of $1,404,214 (Cdn$2,150,000), which were repayable on the earlier of July 18, 2001 or the next equity financing. No interest accrued on the notes. Fees of $48,580 (Cdn$74,750) were due on maturity. In connection with the issuance of the notes, the Company issued a series of 633,334 warrants (100,000 Class K warrants, 166,667 Class L warrants, 200,000 Class M warrants, and 166,667 Class N warrants), each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share with expiry dates ranging from April 25, 2004 to June 25, 2004. The notes including the fees were repaid in full for $1,445,885 (Cdn$2,224,750) on July 17, 2001.

The gross proceeds have been allocated to the promissory notes and the Class K, L, M and N warrants based on the relative fair value of each security at the time of issuance. Accordingly, $1,177,247 was allocated to the promissory notes and $226,967 was allocated to the Class K, L, M and N warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The discount on the notes as a result of the warrants was subject to accretion over the term to maturity of the promissory notes. As at December 31, 2001, the $226,967 discount and the $48,580 fees have been recorded as interest expense.

On December 28, 2001, the Class L, M and N warrants were cancelled [Note 8[e] ] .

8. SHARE CAPITAL (cont’d.)

2000

Private Placements

On February 15, 2000 the Company issued 2,250,000 units, at $2 per unit for gross cash proceeds of $4,500,000. Each unit comprises one share of common stock and one Class F warrant, entitling the holder to one common share, exercisable at $5.50 at any time up to February 15, 2005. The Company also issued 100,000 common shares and $75,000 cash to third parties as a finders fee. Cash proceeds of $4,241,700 were received in fiscal 2000 from the issuance of the units, net of the $75,000 finders fee and the $183,300 in unsecured advances received in December 1999. On December 2, 2000, the Board of Directors amended the exercise price of the Class F warrants to $2.25 and amended the expiry date to November 3, 2003. On December 28, 2001, 1,000,000 Class F warrants were cancelled [Note 8[e] ] .

On July 1, 2000 the Company issued 500,000 units, at $5.50 per unit for net cash proceeds of $2,750,000. Each unit comprises one share of common stock and three Class G warrants, entitling the holder to one share of common stock per warrant, exercisable at $5.50 at any time up to July 1, 2003. On December 2, 2000, the Board of Directors amended the exercise price of the Class G warrants to $2.25 and amended the expiry date to November 30, 2003. On December 28, 2001, the 1,500,000 Class G warrants were cancelled [Note 8[e] ] .

On September 29, 2000, the Company issued 200,000 units, at $0.335 per unit for net cash proceeds of $67,000. Each unit comprises one share of common stock and one Class H warrant, entitling the holder to one share of common stock per warrant, exercisable at $0.50 at any time up to December 29, 2000. On December 20, 2000, 200,000 Class H warrants were exercised for net cash proceeds of Cdn$100,000.

1999

Common Stock and Warrants Issued on Settlement of Debt

By an agreement dated March 26, 1999 Aliant Inc. (“Aliant“)Acrex, and VMI agreed to recognize past contributions of Aliant on a joint development project to a maximum amount of $335,200 (Cdn$500,000). It was agreed that VMI would not be required to reimburse Aliant the $335,200, unless VMI became a public company or was owned by a public company. On March 26, 1999 it was determined this amount would be settled by the issuance of 1,428,571 shares of the public entity. The identical terms of the debt settlement agreement involving Acrex were assumed by VMII. The development project expense including a beneficial conversion feature of $164,800, calculated at its intrinsic value at the commitment date, was recorded as research and development expense.

8. SHARE CAPITAL (cont’d.)

On June 29, 1999, the Company issued 500,000 warrants with an exercise price of $0.35 per common stock in settlement of a $167,000 loan and a revision to the repayment terms of a $628,770 (Cdn$907,500) note payable to Ibex Investment Ltd. (“Ibex”)The Company has recorded an extraordinary loss of $790,000 based on the difference between the fair value of the equity instruments issued and the carrying value of the debt settled. The fair value of the warrants granted to Ibex was estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions: no dividend yield; risk free interest rate of 5.5%; expected volatility of 89%; and an expected life of one year.

[c] Preferred stock

On December 29, 2000 the Company issued 666,667 units at $3.00 per unit for cash proceeds of $2,000,000. Each unit comprised one share of Series B non-voting convertible preferred stock and three quarter of a Class I warrant, entitling the holder to one share of common stock per warrant, exercisable at $1.75 at any time up to November 29, 2003. Each share of Series B preferred stock is convertible, at the option of the holder, into two shares of common stock and will automatically be converted into common stock as of December 31, 2002. Holders of the Series B preferred stock are entitled to a $0.195 per annum dividend. The dividends are not cumulative. The funds and the preferred stock certificates were placed in escrow pursuant to an escrow agreement. The funds could be withdrawn by the Company in increments of up to $500,000 on January 15, 2001, January 31, 2001, February 15, 2001 and February 28, 2001 on a cumulative basis and the preferred stock certificates would be released to the investors concurrent with the cash disbursements. At December 31, 2000, the proceeds were presented as restricted cash.

Based on the relative fair values of the preferred stock and detachable warrants on the date of issuance, the Company allocated $1,451,000 of the proceeds to preferred stock and $549,000 of the gross proceeds to the warrants. The agreement contains a beneficial conversion feature that allows the investors to convert the preferred stock to common stock at an effective conversion rate which is less than the closing price of the Company’s common stock on December 29, 2000. The amount of the beneficial conversion feature is limited to the proceeds allocated to the preferred stock of $1,451,000 and is presented as a preferred stock dividend.

The agreement provides that under certain conditions, the Company can retract, at its option, the Series B preferred stock, at $3.00 per share together with all accrued and unpaid dividends. On March 30, 2001, the Company retracted 80,969 Series B Preferred shares at $3.00 per share for aggregate cash of $242,907. The retraction reduced the number of Series B Preferred shares outstanding from 666,667 to 585,698. Upon retraction, a portion of the retraction price was allocated to the beneficial conversion feature and decreased net loss attributable to common stockholders by $109,552.

8. SHARE CAPITAL (cont’d.)

On August 14, 2001, the Company paid cash dividends of $57,106 to holders of Series B preferred stock.

On December 28, 2001, the Class I warrants were cancelled [Note 8[e] ] .

[d] Stock options

Second Amended and Restated 1999 Stock Option Plan

On June 14, 2001, an amendment to the Amended and Restated 1999 Stock Option Plan was approved to meet the requirements for listing of the Company’s securities on The Toronto Stock Exchange.

The Second Amended and Restated 1999 Stock Option Plan (“Plan”)authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

The Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options and entitles directors, employees and consultants to purchase common shares of the Company. Options granted are subject to approval of the Board of Directors or the Stock Option Committee.

The options generally vest over a period of two to three years from the date of grant and immediately become exercisable once vested. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a term of five years.

8. SHARE CAPITAL (cont’d.)

Activity under the Plan is as follows:

		Options Outstanding

	Shares Available for Grant	Number of Shares	Price per Share	Weighted Average Exercise Price

Balance, December 31, 1998	—	—	—	—
Shares authorized	5,000,000	—	—	—
Options granted	(3,252,750)	3,252,750	0.75 - 2.38	$0.94
Options forfeited	265,834	(265,834)	0.75	$0.89

Balance, December 31, 1999	2,013,084	2,986,916	0.75 - 2.38	$0.94
Additional shares authorized	5,000,000	—	—	—
Options granted	(4,577,795)	4,577,795	0.75 - 9.50	$4.13
Options forfeited	74,180	(74,180)	0.75 - 2.00	$1.19
Options exercised	—	(506,955)	0.75 -3.05	$0.87

Balance, December 31, 2000	2,509,469	6,983,576	0.75 - 9.50	$3.03
Options granted	(2,207,732)	2,207,732	0.35 - 2.75	$2.04
Options forfeited	2,298,872	(2,298,872)	0.75 - 9.50	$4.48
Options exercised	—	(447,500)	0.75 - 1.00	$0.89
Common shares issued to
Innovatia, Inc. [note 7]	(500,000)	—	—	—

Balance, December 31, 2001	2,100,609	6,444,936	0.35 - 7.25	$2.16

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2001 are as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2001	Weighted Average Exercise Price

$0.35 - 1.00	2,650,917	$0.84	4.80	1,876,139	$0.86
$1.01 - 3.00	2,662,632	$2.02	4.15	1,393,289	$2.08
$3.01 - 5.00	36,000	$3.05	3.10	21,556	$3.05
$5.01 - 7.00	970,387	$5.49	3.80	598,304	$5.48
$7.01 - 7.25	125,000	$7.25	4.30	125,000	$7.25

	6,444,936	$2.16	4.30	4,014,288	$2.18

As at December 31, 2001, 1,496,006 [2000 – nil] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$1.82.

8. SHARE CAPITAL (cont’d.)

The Company incurred non-cash stock based compensation expense reported in the statement of operations as follows:

	2001	2000	1999
	$	$	$

Sales and marketing	-	1,178,996	597,891
Research and development	257,934	964,673	1,023,429
General and administrative	170,883	1,042,589	1,289,260

	428,817	3,186,258	2,910,580

Of the $428,817 total stock based compensation expense in 2001, $125,250 relates to options granted to consultants at fair value [2000 - $880,500; 1999 - $nil] . The remaining $303,567 [2000 - $965,820; 1999 - $2,910,580] is a result of options granted to employees in 2000 and 1999 with an exercise price less than the market price of the common stock on the date of grant.

As at December 31, 2001, the Company has $21,765 [2000 - $325,332; 1999 - $1,106,656] in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123 for stock-based awards to employees as if the Company had accounted for such awards using a valuation method permitted under SFAS 123.

8. SHARE CAPITAL (cont’d.)

The fair value of the Company’s stock-based awards granted to employees in 2001, 2000 and 1999 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 2.5 years [2000 - 2.5 years; 1999 - 2.0 years] , a risk free interest rate of 3.20% [2000 - 5.87%; 1999 - 5.50%] and an expected volatility of 114% [2000 - 118%; 1999 - 89%] . The weighted average fair value of options granted during 2001 was $0.78 [2000 - $3.15; 1999 - $1.60] . For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	2001	2000	1999
	$	$	$

Net loss attributable to common shareholders	(10,240,111)	(11,101,947)	(6,848,605)
Compensation expense	(2,284,347)	(4,112,466)	(439,786)

Pro forma net loss	(12,524,458)	(15,214,413)	(7,288,391)

Basic and diluted loss per share
As reported	(0.34)	(0.46)	(0.41)
Pro forma	(0.42)	(0.63)	(0.43)

8. SHARE CAPITAL (cont’d.)

[e] Warrants

The Company has the following common stock warrants outstanding:

	Warrants Outstanding at January 1 #	Warrants Issued #	Warrants Exercised #	Warrants Cancelled #	Warrants Outstanding at December 31 #	Exercise Price $US	Expiry Date	Proceeds on Exercise $

1999
Class A warrants	—	1,600,000	(400,000)	—	1,200,000	0.35	Dec. 29/00	133,333
Class B, C and D warrants	—	3,193,000	(2,760,000)	—	433,000	0.50	Dec. 29/00	1,380,000
Class E warrants	—	601,000	—	—	601,000	0.35	Dec. 29/00	—

	—	5,394,000	(3,160,000)	—	2,234,000			1,513,333

2000
Class A warrants	1,200,000	—	(1,200,000)	—	—	0.35	Dec. 29/00	426,668
Class B, C and D warrants	433,000	—	(433,000)	—	—	0.50	Dec. 29/00	216,500
Class E warrants	601,000	—	(601,000)		—	0.35	Dec. 29/00	210,350
Class F and G warrants	—	3,750,000	—	—	3,750,000	2.25	Nov. 30/03	—
Class H warrants	—	200,000	(200,000)	—	—	0.50	Dec. 29/00	100,000
Class I warrants	—	500,000	—	—	500,000	1.75	Nov. 29/03	—

	2,234,000	4,450,000	(2,434,000)	—	4,250,000			953,518

2001
Class F and G warrants	3,750,000	—	—	2,500,000	1,250,000	2.25	Nov. 30/03	—
Class I warrants	500,000	—	—	500,000	—	—	Cancelled	—
Class K warrants	—	100,000	—	—	100,000	1.50	Apr. 25/04	—
Class L warrants	—	166,667	—	166,667	—	—	Cancelled	—
Class M warrants	—	200,000	—	200,000	—	—	Cancelled	—
Class N warrants	—	166,667	—	166,667	—	—	Cancelled
Special warrants	—	3,250,000	—	—	3,250,000	Cdn.2.25	Apr. 3/03	—
Compensation options	—	650,000	—	—	650,000	Cdn.2.00	Apr. 3/03	—
Compensation warrants	—	325,000	—	—	325,000	Cdn.2.25	Apr. 3/03	—

	4,250,000	4,858,334	—	(3,533,334)	5,575,000			—

As at December 31, 1999, the $1,513,333 cash proceeds on exercise of 3,160,000 warrants was collected but the share certificates were not issued until 2000. As a result, the 3,160,000 common shares issuable at December 31, 1999 were reported as common stock to be issued in the statement of stockholders’ equity.

On December 28, 2001, 3,533,334 warrants were cancelled by the warrant holders for no additional consideration.

8. SHARE CAPITAL (cont’d.)

[f] Earnings (loss) per share

The following table sets forth the computation of earnings (loss) per share:

	2001	2000	1999
	$	$	$

Numerator:

Loss before extraordinary items	(10,292,557)	(9,650,947)	(6,058,605)
Reduction of beneficial conversion feature on retraction of 80,969 Series B preferred stock	109,552	—	—
Dividends paid on preferred stock	(57,106)	—	—
Deemed dividend on beneficial conversion feature	—	(1,451,000)	—

Loss before extraordinary items attributable to common stockholders	(10,240,111)	(11,101,947)	(6,058,605)

Net loss	(10,292,557)	(9,650,947)	(6,848,605)
Reduction of beneficial conversion feature on retraction of 80,969 Series B preferred stock	109,552	—	—
Dividends paid on preferred stock	(57,106)	—	—
Deemed dividend on beneficial conversion feature		(1,451,000)	—

Net loss attributable to common stockholders	(10,240,111)	(11,101,947)	(6,848,605)

Denominator:

Weighted average number of common stock outstanding	23,468,254	17,430,772	10,304,415
Weighted average number of common stock issuable on exercise of exchangeable shares	6,600,000	6,600,000	6,600,000

Weighted average number of common stock equivalents outstanding	30,068,254	24,030,772	16,904,415

Earnings (loss) per share:

Basic and diluted loss per share before extraordinary items	(0.34)	(0.46)	(0.36)
Basic and diluted loss per share	(0.34)	(0.46)	(0.41)

8. SHARE CAPITAL (cont’d.)

For the years ending December 31, 2001, 2000 and 1999, the Company’s common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be antidilutive.

9. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2001	2000	1999
	$	$	$

Tax expense (recovery) at U.S. statutory rates	(3,602,000)	(3,860,000)	(2,739,000)
Lower (higher) effective income taxes of
Canadian subsidiary	—	(354,000)	(383,000)
Change in valuation allowance	2,108,000	2,859,000	1,221,000
Change in opening valuation allowance for the
reduction in future enacted tax rates	931,000	—	—
Non-deductible expenses	563,000	1,355,000	1,901,000

Income tax expense (recovery)	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2001	2000
	$	$

Net operating loss carryforwards	6,195,000	4,308,000
Property and equipment	567,000	346,000

Total deferred tax assets	6,762,000	4,654,000
Valuation allowance	(6,762,000)	(4,654,000)

Net deferred tax assets	—	—

9. INCOME TAXES (cont’d.)

The net operating loss carryforwards expire as follows:
$

Canada
2002	43,000
2003	163,000
2004	78,000
2005	845,000
2006	2,098,000
2007	2,698,000
2008	7,704,000

13,629,000
U.S.
2019	269,000
2020	2,701,000
2021	713,000

3,683,000

17,312,000

10. RELATED PARTY TRANSACTIONS

In addition to the transactions described in notes 3, 7 and 8, the Company had the following related party transactions in the normal course of operations which were recorded at amounts established and agreed between the related parties:

[a] During the year ended December 31, 2001, Pacific Western Mortgage Corporation, a company controlled by a shareholder and a Director of the Company, was paid $11,867 [2000 - $85,000; 1999 - $40,392] for consulting services.

[b] During the year ended December 31, 2001, Karina Ventures Inc., a company controlled by a shareholder and a Director of the Company, was paid $24,508 [2000 - $40,000; 1999 - $13,464] for consulting services.

[c] During the year ended December 31, 2001, the Company sold to Innovatia, Inc., a shareholder of the Company and a wholly owned subsidiary of Aliant, Inc., and to NB Tel, also a wholly owned subsidiary of Aliant, Inc., products and services totaling $202,011 [2000 - $68,649; 1999 - $42,072] . At December 31, 2001, $219,489 [2000 - $484; 1999 - $18,015] is included in accounts receivable.

10. RELATED PARTY TRANSACTIONS (cont’d.)

[d] During the year ended December 31, 2001, the Company purchased from Innovatia, Inc., a shareholder of the Company and a wholly owned subsidiary of Aliant, Inc., services totaling $1,707,989 [note 7] [2000 - $nil; 1999 - $nil] .

11. COMMITMENTS AND CONTINGENCIES

[a] The Company leases its premises under operating leases. The minimum lease payments are as follows:
$

2002	116,477
2003	68,801
2004	28,667
2005	--
2006	--

213,945

The rental expense charged to the consolidated statements of operations in 2001 amounted to $247,000 [2000 - $189,000; 1999 - $109,000] .

[b] On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV filed suit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against Voice Mobility International, Inc., Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The suit relates to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to Voice Mobility Inc.‘s April 1999 reverse acquisition of Equity Capital Group, Inc., the predecessor company to Voice Mobility International, Inc. Plaintiffs allege to be creditors of Motorsports Promotions, acquiring Motorsports rights under the alleged agreement at a UCC public sale. Defendant Funkart Holdings is alleged to have been a subsidiary of Equity Capital Group during the period in question, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with Voice Mobility International, Inc. pursuant to the reverse acquisition. The suit alleges that during the period in question, Voice Mobility International, Inc. also was the alter-ego of defendant Cashman. The suit alleges breach of contract and breach of fiduciary duty and seeks compensatory damages in excess of $1,325,000, prejudgment interest and punitive damages. The Company has tendered the defense and indemnity of such claims to Mr. Cashman. Management believes that there is no substantive merit to the claims and they intend to defend the lawsuit vigorously if Mr. Cashman fails to perform the defense and indemnification obligations he has accepted. The Company has made no provision in the financial statements on the belief that the probability of a loss is remote.

11. COMMITMENTS AND CONTINGENCIES (cont’d.)

[c] On December 31, 2001, a former contract employee filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia claiming breach of an implied employment contract and Stock Option Agreement by the Company. The relief sought is damages under several causes of action for an aggregate of approximately $1,825,892. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has made no provision in the financial statements on the belief that the probability of a loss is remote.

[d] On June 29, 2001, Mr. O’Flaherty resigned his position as President and Director of the Company. As part of his final settlement, Mr. O’Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, the Company will continue to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at the Company. Mr. O’Flaherty will also forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at December 31, 2001, the Company has accrued $103,591 for this matter.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2001	2000	1999
	$	$	$

Change in accounts receivable	(229,442)	24,358	53,591
Change in other receivables	(220,644)	—	—
Change in note receivable	(270,000)	—	—
Change in prepaid expenses	(39,791)	(32,319)	(15,302)
Change in inventory	—	89,575	(75,093)
Change in accounts payable	155,006	(3,957)	225,214
Change in accrued liabilities	(242,016)	167,484	83,641
Change in employee payables	30,115	88,316	43,598
Change in note payable	205,000	—	—
Change in deferred revenue	(43,502)	123,012	90,377

	(655,274)	456,469	406,026

12. SUPPLEMENTAL CASH FLOW INFORMATION (cont’d.)

Non-cash investing and financing activities are as follows:

	2001	2000	1999
	$	$	$

Stock issued on settlement of amount due to Innovatia, Inc.	132,059	—	—
Restricted cash proceeds from issuance of preferred stock and detachable warrants	—	2,000,000	—
Stock and warrants issued to Acrex Ventures Ltd. investors	—	—	1,220,667
Stock issued on settlement of amount due to Aliant Inc.		—	500,000
Stock issued on settlement of shareholder debt	—	—	250,000
Warrants issued on settlement of Ibex Investment Ltd. notes payable	—	—	167,000
Warrants issued on settlement of Ernest Gardiner notes payable	—	—	33,000

Cash amounts paid for interest and income taxes are as follows:
	2001	2000	1999
	$	$	$

Cash paid for interest	54,000	16,000	70,000
Cash paid for income taxes	1,500	—	—

13. SUBSEQUENT EVENTS

[a] On March 4, 2002, the Company and Innovatia signed a new development agreement. The agreement to develop a carrier-classified unified communications product is for the period January 1, 2002 to December 31, 2003. Innovatia will continue to provide the same services as under the previous development agreement described in Note 7. In consideration for these services, the Company agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of the Company’s products. If the development agreement is terminated the royalty payments will continue for six months after the termination date.

13. SUBSEQUENT EVENTS (cont’d.)

[b] On March 6, 2002, an exchangeable shareholder exchanged 500,000 Exchangeable Shares into 500,000 common shares of the Company for no additional consideration.

[c] On March 8, 2002, a shareholder and Director of the Company indemnified the Company against any losses that may be incurred on the collectibility of the note receivable described in Note 3.

Quarterly Results of Operations (Unaudited)
	Fiscal 2001 Quarters Ended				Fiscal 2000 Quarters Ended
	December 31, 2001	September 30, 2001(1)	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000(2)	June 30, 2000(2)	March 31, 2000(2)
Sales	241	39	34	44	42	106	34	93
Gross Profit	218	21	29	40	38	68	22	61
Net Loss	(1,345)	(2,781)	(3,197)	(2,970)	(1,883)	(3,635)	(2,188)	(1,945)
Basic and diluted loss per share	$(0.04)	$(0.10)	$(0.12)	$(0.11)	$(0.08)	$(0.15)	$(0.09)	$(0.08)

(1) Sales for the three-month period ended September 30, 2001, previously reported as $388,621 on our Form 10Q filed on November 13, 2001, have now been retroactively adjusted to $38,621 as a result of annual audit adjustments.

(2) Cost of sales for the three-month period ended September 30, 2001, previously reported as $99,558 on our Form 10-Q filed on November 13, 2001, have now been retroactively adjusted to $17,308 as a result of annual audit adjustment.

(3) As a result of year-end adjustments, certain amounts for prior periods have been reclassified to conform to the current presentations.
SIGNATURE

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Chief Executive Officer
(Principal Executive Officer)

By: /s/ James Hewett

James Hewett
Chief Financial Officer, Treasurer
(Principal Accounting Officer)

Date: March 28, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the registrant in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Randy G. Buchamer	Chairman of the Board, Chief Executive Officer	March 28, 2002
Randy G. Buchamer

/s/ James J. Hutton	President, Director	March 28, 2002
James J. Hutton

/s/ William E. Krebs	Director	March 28, 2002
William E. Krebs

/s/ Donald A. Calder	Director	March 28, 2002
Donald Calder

/s/ Robert E. Neal	Director	March 28, 2002
Robert Neal

/s/ Morgan P. Sturdy	Director	March 28, 2002
Morgan P. Sturdy

/s/ F. David D. Scott	Director	March 28, 2002
F. David D. Scott

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-45744 and Form S-8 No. 333-34564) pertaining to the Amended and Restated 1999 Stock Option Plan of Voice Mobility International, Inc. and in Post-Effective Amendment No. 1 to the Registration Statement (Form S-1 No. 333-60678) and related Prospectus and Prospectus Supplement No. 1 of our report dated January 28, 2002 (except for Note 13 which is as of March 8, 2002), with respect to the consolidated financial statements of Voice Mobility International, Inc. in the Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ ERNST & YOUNG LLP
Vancouver, Canada,
March 28, 2002	Chartered Accountants

EXHIBIT 4.5
CERTIFICATE OF AMENDMENT TO
CERTIFICATE OF THE DESIGNATIONS,
VOTING POWERS, PREFERENCES AND RELATIVE,
PARTICIPATING, OPTIONAL AND OTHER SPECIAL RIGHTS
AND QUALIFICATIONS, LIMITATIONS OR RESTRICTIONS OF THE
SERIES B NON-VOTING CONVERTIBLE PREFERRED STOCK OF
VOICE MOBILITY INTERNATIONAL, INC.
The undersigned, the duly elected and acting President and Assistant Secretary of Voice Mobility International, Inc., a Nevada corporation, pursuant to NRS 78.1955 does hereby certify as follows:

WHEREAS, pursuant to authority conferred upon the Board of Directors by ARTICLE IV of the Articles of Incorporation of the Company (as amended to date, the “Articles” the Board of Directors of the Company by unanimous written consent dated December 27, 2000 adopted a resolution creating a series of Preferred Stock designated as Series B Non-Voting Convertible Preferred Stock of Voice Mobility International, Inc.

WHEREAS, a certificate of designation creating a series of Preferred Stock of the Company designated as Series B Non-Voting Convertible Preferred Stock, was filed with the Nevada Secretary of State on December 29, 2000 (the “Designation”

WHEREAS, a certificate of correction correcting a typographical error in the Original Designation was filed with the Nevada Secretary of State on January 9, 2001 (the Original Designation as so corrected being herein called the “Designation”

WHEREAS, pursuant to the authority conferred upon the Board of Directors of the Company by ARTICLE IV of the Articles and NRS 78.1955, the Board of Directors of the Company at a meeting held June 29, 2001, adopted a resolution adopting an amendment to the New Designation.

WHEREAS, a majority of the holders of the outstanding shares of the Company’s Series B Non-Voting Convertible Preferred Stock have granted their consent to an amendment to the New Designation, and there is no class of stock of the Company senior to such Series B Non-Voting Convertible Preferred Stock as to the payment of distributions upon dissolution of the Company.

WHEREAS, the foregoing approval constitutes the approval required by NRS 78.1955(3) and therefore the approval of the stockholders required by NRS 78.1955(3) has been obtained.

RESOLVED, that pursuant to the authority granted by NRS 78.1955 to the Board of Directors and the holders of the Company’s Series B Non-Voting Convertible Preferred Stock, the New Designation is hereby amended as follows:

Section 4(b) (Automatic Conversion) is hereby amended in its entirety to provide as follows:

"(b)Automatic Conversion. Each share of Series B Preferred shall automatically be converted into shares of Common Stock at the then effective Series B Conversion Rate upon the earlier of either (i) December 31, 2002, or (ii) the written consent of the holders of a majority of the then outstanding shares of Series B Preferred, voting together as a single class."

Except as provided herein, the New Designation remains unaffected hereby.

IN WITNESS WHEREOF, the Company has caused this Certificate of Amendment to Certificate of Designations to be duly executed in its corporate name on this 19th day of December, 2001.

VOICE MOBILITY INTERNATIONAL, INC. By: /S/ James Hutton Name: James Hutton Its: President By: /s/ James Hewett Name: James Hewett Its: Assistant Secretary

EXHIBIT 10.40

Private & Confidential

August 16th, 2001

Randy Buchamer
2988 Brookridge Drive
North Vancouver, BC
V7R 3A8

Dear Randy:

This letter will confirm the offer by Voice Mobility Inc. (the "Company") of employment to you in the position of CEO with your start date to be August 16th, 2001. This offer will remain valid until August 16th, 2001. The terms are as follows:

Office: You will be employed in the position noted above, located in Vancouver, British Columbia, reporting to the ____Board of Directors__________. You shall devote the whole of your working time, attention and ability to the business of the Company. You shall not, without written consent of the Company, accept other employment, including part time employment. It is acknowledged that the Company may be asked to approve your working on other projects, outside of working hours, which are not in competition with, or related to, any of your work at the Company. The Company will make reasonable allowances for such work to be done by you outside of working hours. It is agreed, however, that the Company may restrict such work in their sole discretion (not to be unreasonably withheld). Your employment as noted above, subject to the Probationary Clause and the Termination Clause listed below, will continue at the discretion of the Company.

Responsibilities: Your prime responsibilities will include:
Directs the overall business activities and organizational policies. Develops, recommends and implements through subordinates, approved annual and long-term organization policies and goals. Major duties include directing company financial organization and operations planning activities; approving budgetary and operations objectives, monitoring performance relative to established objectives; promoting positive relations with all external groups, including customers, the financial community, government and the general public.

Salary: You will be paid a gross annual salary of $CDN 200,000 plus a $500 per month auto allowance. Salary and auto allowance will be paid on a semi-monthly basis. A review of the salary will be done annually at the sole discretion of the Company.

Hours of Work: We generally recognize "normal" business hours of 40 hours per week, a minimum of 8 hours per day, Monday to Friday inclusive. You can expect, however, that while we have designated "normal" office hours, this position will entail the need to work additional hours from time to time to meet the objectives of the position and overtime will not be paid.

Option Plan: You will be provided with _350,000__ options with a strike price of $.90 US, on a three-year vesting basis. The full details are provided by “Mobility International, Inc. Amended and Restated 1999 Stock Option Plan”and by “MOBILITY INTERNATIONAL, INC. EMPLOYEE NON-QUALIFIED STOCK OPTION AGREEMENT PURSUANT TO THE 1999 STOCK OPTION PLAN”

Benefits: Participation in the company Benefits plan begins September 1st, 2001. VMI pays 50% of the monthly premiums. For full details of the benefits plan, please see the Benefits By Design Benefits Booklet dated November 1,2000.

Vacation: You will be entitled to three weeks of paid vacation per year earned on the basis of 1.25 days per month, to be taken at a time or times acceptable to the Company, acting reasonably, having regard for its operational requirements.

Termination: If your employment is terminated for reasons other than cause, you will receive notice or pay in lieu of notice for the "Notice Period" as defined by the Employment Standards Act.

Proprietary Rights: As a condition of your employment you agree to be bound by and execute the form of Proprietary Rights/ Non Solicitation Agreement set out as
Schedule A.

Governing law and jurisdiction: This agreement shall be governed by and construed in accordance with the law of The Province of British Columbia and the laws of Canada therein.

If you are in agreement with the terms of this offer, please sign and date one copy and return it to me.

Yours very truly
Voice Mobility Inc.

/s/ James Hutton

Jay Hutton
President

I accept employment on the terms and conditions outlined in this letter.

December 5, 2001.

/s/ Randy Buchamer
_____________________________
Employee signature
PROPRIETARY RIGHTS / NON-SOLICITATION AGREEMENT I, ___Randy Buchamer____, recognize that Voice Mobility Inc. (the "Company") is engaged in a continuous program of software research and development and the marketing of software products and computer training programs, and that the Company also provides technical support, consultation and training services. I also recognize the importance of protecting the Company's trade secrets, confidential information, partner and customer relationships and other proprietary information and related rights acquired through the Company's expenditure of time, effort and money.

Therefore, because I wish to be employed by the Company in a capacity in which I will receive and/or contribute to the Company's Confidential Information, and in consideration of the salary or wages I will receive from the Company and for my employment by the Company, I agree to be bound by the following terms and conditions:

1. Non-Disclosure of Confidential Information

At all times during and subsequent to the termination of my employment with the Company, I shall keep in strictest confidence and trust all confidential information. I shall take all necessary precautions against unauthorized disclosure of the confidential information, and I shall not directly or indirectly disclose, allow access to, transmit or transfer the confidential information to a third party, nor shall I copy or reproduce the Confidential Information except as may be reasonably required for me to perform my duties for the Company.

2. At all times during and subsequent to the termination of my employment with the Company, I shall not use the confidential information in any manner except as reasonably required for me to perform my duties for the Company.

3. Upon the request of the Company, and in any event upon the termination of my employment with the Company, I shall immediately return to the Company all materials, including all copies in whatever form, containing confidential information which are in my possession or under my control.

5. I acknowledge and agree that I shall not acquire any right, title or interest in or to the confidential information.

6. I hereby assign and transfer to the Company, and agree that the Company shall be the exclusive owner of, all of my right, title and interest to each development throughout the world, including all trade secrets, patent rights, copyrights and all other intellectual property rights therein. I further agree to cooperate fully at all times during and subsequent to my employment with respect to signing further documents and doing such acts and other things reasonably requested by the Company to confirm such transfer of ownership of rights, including intellectual property rights, effective at or after the time the development is created and to obtain patents or copyrights or the like covering the developments. I agree that the obligations in this clause (b) shall continue beyond the termination of my employment with the Company with respect to Developments created during my employment with the Company.

7. I agree to take all necessary precautions to protect the computer systems and software of the Company and of the suppliers and clients of the Company.

8. I agree that while I am employed by the Company, and for 12 months immediately following the termination of my employment with the Company, I shall not, directly or indirectly, contact or solicit any clients of the Company for the purpose of selling or supplying to these clients or the Company any products or services which are competitive with the products or services sold or supplied by the Company at the time of my termination. The term "Client of the Company" in the preceding sentence means any business or organization that:

(a) was a client of the Company at the time of the termination of my employment with the Company; or

(b) became a client of the Company within six months after the termination of my employment with the Company if I was involved with the marketing effort in respect of such client prior to the termination of my employment with the Company.

9. I agree that while I am employed by the Company, and for 12 months after the termination of my employment with the Company, I shall not directly or indirectly hire any employees of or consultants or contractors to the Company nor shall I solicit or induce or attempt to induce any persons who were employees of or consultants to the Company at the time of such termination or during the 90 days immediately preceding such termination, to terminate their employment or consulting agreement with the Company, without the prior consent of the Company.

10. I acknowledge and agree that damages may not be an adequate remedy to compensate the Company for any breach of my obligations contained in this Agreement, and accordingly I agree that in addition to any and all other remedies available, the Company shall be entitled to obtain relief by way of a temporary or permanent injunction to enforce the obligations contained in this Agreement.

I HAVE READ THIS AGREEMENT. I UNDERSTAND IT, HAVE HAD THE OPPORTUNITY TO OBTAIN INDEPENDENT LEGAL ADVISE IN RESPECT OF IT, AND I AGREE TO ITS TERMS. I acknowledge having received a fully executed copy of this Agreement.

Signed, sealed and delivered
in the presence of:

/s/ James Hutton
___________________________________
Witness

/s/ Randy Buchamer
___________________________________
Employee Signature

James Hutton
___________________________________
(Name of Witness - printed)

Randy Buchamer
__________________________________
(Name of Employee (printed)

December 5, 2001
___________________________________
Date

On Behalf Of:
VOICE MOBILITY INC.

/s/ James Hutton

James Hutton, President
___________________________________
Name (Title)

December 4, 2001
___________________________________
Date

EXHIBIT 10.41

LivingLAB Agreement Between
VMI and Innovatia
Introduction and Scope of the Agreement
The purpose of this document (Agreement) is to present the opportunity for VMI (“Mobility Incorporated”) to participate in a LivingLAB relationship with Innovatia Inc. (“Innovatia”) While the Agreement is with Innovatia, a wholly owned subsidiary of Aliant Inc., the LivingLAB represents the assets of Aliant Telecom Inc. ("Aliant"). Where reference is made to Aliant resources, and engagement thereof, it is deemed to be under the auspices of this agreement and the direction and management of Innovatia. The intent of this Agreement between VMI and Innovatia with respect to the LivingLAB is to work together to jointly innovate and accelerate the launch of new VMI products as well as the sale of existing products in the global market.

Specifically, this Agreement is targeted at VMI development of Unified Communications product and services. VMI has adopted a strategic position as a legacy replacement company that positions Telco's for Unified Communications by replacing legacy product and showing positive ROI in the process. The projects outlined will test this VMI strategy and transition Aliant customers from our Legacy platforms to the VMI platform. The project descriptions are contained in Appendix A.

This project is a joint development project and shall include the following activities:

i. Sign off and mutual agreement of deliverables and time schedules by both parties;
ii. Provision of project managers by both parties whose responsibility it will be to create the project plan; and
iii. Provision of senior managers from both parties whose responsibility it will be to plan and manage the relationship.

The LivingLAB is defined as a package of 5 assets comprising an innovation environment. Combined these assets represent the services outlined in this Agreement.

A.OBLIGATIONS OF INNOVATIA

ALL OBLIGATIONS OF INNOVATIA INCLUDED IN THE AGREEMENT SHALL BE SUBJECT TO THE APPROVAL OF THE BOARD OF DIRECTORS OF ALIANT INC., OR SUCH COMMITTEE IT GRANTS THE AUTHORITY TOO. IF SAID APPROVAL IS NOT GRANTED, THIS AGREEMENT SHALL BE DEEMED NULL AND VOID.
1. License of Aliant Intellectual Property

(a) Aliant is a convergent carrier, with an integrated network and system perspective and owns or has licensed certain intellectual property (including software in source or executable form, confidential information, trade secrets, business methods or processes or patentable matter, for example) used in the LivingLAB environment ("Aliant Intellectual Property"). To the extent there is any such Aliant Intellectual Property used by VMI, Aliant licenses, on a non-exclusive, fully-paid, non-transferable basis, such Aliant Intellectual Property to VMI for use by VMI during the LivingLAB test to last for the duration of the test, to aid in the development and verification of current VMI Products.

Without limiting the foregoing, unless Aliant or Innovatia agree in writing, VMI will not:
  disassemble, reverse engineer or decompile the Intellectual Property;
  derivative works from the Intellectual Property;
  the Intellectual Property;
  sublicense or transfer the Intellectual Property;
  or merge any part of the Intellectual Property with any other Intellectual Property;
  the Intellectual Property to any third party;
  any Intellectual Property to upgrade any product not involved in the VMI LivingLAB test;
  to discover any trade secrets related to the Intellectual Property; or
  obscure or alter any notice of copyright, trademark or other proprietary right marking affixed or included in the Intellectual Property.

(b) All Aliant Intellectual Property and any support services are provided “is” Neither Aliant nor Innovatia make other warranties of any kind, whether express, implied, statutory or otherwise. Notwithstanding, Aliant and Innovatia do warrant that the Aliant Intellectual Property provided to VMI hereunder does not, or will not, infringe the intellectual property rights or other rights of any third party, including without limitation copyright, trademark, trade secret and patent or other rights. Aliant and Innovatia expressly exclude any warranties of merchantability or fitness for a particular purpose. Aliant and Innovatia expressly exclude any warranties or representations with respect to the adequacy, accuracy or utility of any information obtained by VMI under this Agreement.

2. Professional Services and Project Management

(a) Innovatia will provide technical resources to VMI. The technical resources at Aliant are experienced in testing, implementing and integrating new product offerings. These resources will be assigned to VMI LivingLAB projects to aid in the development and verification cycles. The LivingLAB will bring together a multi functional team representing a cross section of divisions of the company to bring the expertise and knowledge developed in the areas that VMI is developing products. They will give insight into the ever-changing requirements of a service provider.

(b) Innovatia will also provide project management resources to support the technical resources in the following manner:

  Innovatia will make available sufficient Aliant resources to carry out VMI LivingLAB activities as outlined above;
  Innovatia will make available an Account Manager to ensure the relationship between VMI and the LivingLAB is strong and mutually beneficial. The Account Manager is responsible for ensuring a strong commitment to deliver the services outlined above. The Account Manager will ensure that VMI gets the highest level of customer service.
  Innovatia will make available a Project Manager to manage all VMI LivingLAB projects. The Project Manager will ensure that projects are carried out in a timely manner. They will ensure that the mandate given to them for the project by VMI is carried out and the outcomes are relevant. They will act as VMI single point of contact for projects.

(d) The Innovatia provided Account Manager and the Project Manager will together provide:

  at a minimum, bi-monthly updates on all VMI LivingLAB projects, these updates will provide sufficient detail to allow VMI to steer the course of the project.
  a full report at the end of all projects. This report typically is made available both as a bound copy and in an electronic format like a CD Rom. The report is considered the Intellectual Property of VMI and will not be disclosed to any third parties by Aliant or Innovatia. The report may be used internally by Aliant, Innovatia or other wholly owned subsidiaries of Aliant Inc. except in cases where the subject matter is deemed by VMI too sensitive to be distributed beyond the immediate project team and provided that Innovatia has received VMI prior written consent to the disclosure of the report beyond the immediate project team.
  a quarterly summary on all activities (projects, visits, and other pertinent information) undertaken by the LivingLAB on behalf of VMI.

(e) Product Management at Innovatia will share their service provider’s business vision. For example, business case analysis, pricing strategies, functional evolution of the product, advertising models, deployment strategies, competitive strategies, regulatory strategies, operational considerations and market learnings. The experience gained at Innovatia in delivering the individual solutions will be used to build the business case for VMI integrated solution.

3. Sales and Marketing

(a) Innovatia has a trusted and privileged relationship with their customers. The LivingLAB research group will facilitate innovation by leveraging this customer relationship. Subject to privacy and other legal and regulatory requirements, VMI will have access to all consumer research undertaken by Aliant. The research group will undertake additional VMI directed consumer research. If the use of an outside research company is necessary VMI will pre-approve and pay for the project. Innovatia will obtain VMI prior written approval of the use of the outside research company who will sign a Non-disclosure Agreement acceptable to VMI. Should the research be of mutual interest, Innovatia and VMI will negotiate a cost-sharing model assessed on a project-by-project basis.

(b) Innovatia will use the LivingLAB innovations environment to assist in the marketing and sales of VMI Products.

(c) Subject to s. 5 (e) (i), Innovatia will arrange and supervise customer and prospective customer visits, within reason and availability, to the LivingLAB where such parties can see first-hand Aliant’s implementation of VMI products

(d) Subject to s. 5 (e) (i), Innovatia will detail the testing and development work done by VMI in the LivingLAB to potential customers. Innovatia will provide sufficient detail about the products to validate the solutions developed by VMI.

(e) Subject to s. 5 (e) (i), Innovatia agrees to give VMI customers and prospects access during these visits to key Innovatia resources that can detail the application of VMI products. The resources will also share elements of Aliant’s Intellectual Property in the form of the strategic plans for new and existing Aliant services. The resources called upon to present during the visits are at Innovatia’s discretion and may vary.

  The visits detailed above may include a tour of the Aliant Labs, including the VideoActive Development Centre, a state of the art demonstration facility.

  The VideoActive Development Centre may be used to demonstrate VMI Products. The facility hosts over 300 tours a year many of which represent potential customers for VMI.

(f) Innovatia will provide sales leads to VMI as they are identified and proactively involve VMI in other partner’s customer visits to the LivingLAB.

4. Operations Administration and Maintenance ("OAM")

(a) VMI will have access to Aliant OAM standards and processes prior to and during the development and verification cycles of their products. Elements of OAM include all the elements necessary to run successful services including: maintenance, provisioning, billing, for example.

5. Quality Assurance process

(a) Innovatia will use the LivingLAB to aid in product development and verification. The lab environments are not simulated; they duplicate the production environment. This unique environment will allow VMI to test new products in a real world environment ensuring they are delivering a high quality product.

(b) Innovatia has developed a testing methodology that can be used by VMI to test their products. Such methodology is incorporated in the LivingLAB and represents an integrated approach to testing where all elements of a service are incorporated. One of the advantages is that VMI will have a separate and distinct group of resources evaluating their product. Being removed from the development of the product allows for an impartial assessment.

6. Innovatia and Aliant Warranties

 (a) Innovatia and Aliant will perform their services under this Agreement in a diligent manner, in accordance with generally accepted professional and industry standards.
(b) Innovatia and Aliant warrant that the performance of their obligations under this Agreement will not contravene any agreements they may have with third parties.

B. OBLIGATIONS OF VMI

7. Payments

(a) VMI will pay Innovatia in cash a royalty of 10% on the gross revenue of VMI between Jan 1st 2002 and ending Dec 31st 2003. VMI will pay the royalty payment in cash within 30 days after the end of each calendar quarter. The royalty will be on gross revenue received for sale of the VMI products globally within that quarter. If the contract is terminated as per paragraph (O) the royalty payments will continue for 6 months after the termination date.

(b) VMI shall reimburse Innovatia for any and all expenses incurred by Innovatia relative to VMI customer visits to the LivingLAB, not paid for by the customers themselves for visits initiated by VMI. VMI Customer visits will be agreed to between the parties from time to time, in writing and prior to the visits. This Agreement will cover 4 free visits by VMI customers over the period of this Agreement.

8. Professional Services and Project Management

(a) VMI shall assign 1 senior manager to the VMI LivingLAB relationship. They will be responsible for the following areas of the business relationship:

  Managing the strategic direction of the relationship
  project opportunities
  in a quarterly status meeting (via conference call) with the Innovatia Account Manager to review new opportunities and discuss appropriate action items.
  in quarterly strategy reviews. These reviews will set the agenda for the upcoming quarter, address new opportunities and serve as an interface between VMI and the LivingLAB management team. These meetings will have a broad scope and include the General Manager of the LivingLAB as well as any other senior resources from both companies as necessary.
(b) VMI shall also assign 1 senior manager to the VMI Product project. They will be responsible for all aspects of the relationship between VMI and Living Lab as it pertains to the VMI Product project including, but not limited to:
  The overall management and control of the project and attributed deliverables,
  Review and sign off of Innovatia invoices pertaining to Living Lab activities, and prioritization of activities and projects performed by Living Lab, as they pertain to the VMI Product project, and management of the Product Requirements Document and the Project Plan,
  in a quarterly status meeting (via conference call) with the Innovatia Account Manager to review new opportunities and discuss appropriate action items.
  in quarterly strategy reviews. These reviews will set the agenda for the upcoming quarter, address new opportunities and serve as an interface between VMI and the LivingLAB management team. These meetings will have a broad scope and include the General Manager of the LivingLAB as well as any other senior resources from both companies as necessary.

(c) VMI shall provide, at no cost to Aliant or Innovatia, and at VMI discretion, any products necessary to carry out VMI LivingLAB projects.

(d) License Grant: Certain of the items of the VMI Product may contain or be accompanied by software (“Software”) and except as otherwise expressly provided in this Agreement, all references to the VMI Product will include the accompanying Software. Innovatia is granted a non-exclusive, non-transferable, temporary license to use the Software for the duration of the projects specified in the Statement of Work. All rights not specifically granted to Innovatia are reserved for VMI.

Without limiting the foregoing, Innovatia will not:
  disassemble, reverse engineer or decompile the Software ;
  derivative works from the Software ;
  the Software (except that Innovatia may make one copy for archival purposes);
  sublicense or transfer the Software;
  or merge any part of the Software with any other software;
  the Software to any third party;
  any Software to upgrade any product not manufactured or sold by VMI;
  to discover any trade secrets related to the Software or the VMI Product ; or
  obscure or alter any notice of copyright, trademark or other proprietary right marking affixed or included in the VMI Product.

(e) The VMI Products and any support services are provided “is” VMI makes no other warranties of any kind, whether express, implied, statutory or otherwise. Notwithstanding, VMI does warrant that the VMI Product provided to Innovatia and Aliant hereunder does not, or will not, infringe the intellectual property rights or other rights of any third party, including without limitation copyright, trademark, trade secret and patent or other rights. VMI expressly excludes any warranties of merchantability or fitness for a particular purpose. VMI expressly excludes any warranties or representations with respect to the adequacy, accuracy or utility of any information obtained by Innovatia or Aliant under this Agreement.

C. MISCELLANEOUS

(a) Ownership - VMI has exclusive right, title and interest to the VMI Product. Innovatia will not (a) acquire any interest in the VMI Product, (b) misrepresent the true ownership of the VMI Product to any party or (c) in any way encumber or use any portion the VMI Product as collateral for any debt. VMI has exclusive right, title and interest to all of the findings including but not limited to reports of difficulty, all required reports and any recommendations.

(b) Limitation of Liability - EXCEPT AS REQUIRED PURSUANT TO THE EXPRESS PROVISIONS OF SECTION C. (d) and (g) OF THIS AGREEMENT,IN NO EVENT SHALL EITHER PARTY (OR THEIR DIRECTORS, OFFICERS, EMPLOYEES, DISTRIBUTORS, SUPPLIERS, AGENTS, REPRESENTATIVES OR SUBLICENSEES) BE LIABLE TO EACH OTHER OR TO ANY THIRD PARTY WITH RESPECT TO ANY SUBJECT MATTER OF THIS AGREEMENT UNDER ANY CONTRACT, NEGLIGENCE, STRICT LIABILITY OR OTHER LEGAL OR EQUITABLE THEORY, FOR ANY LOSS OF PROFITS, LOSS OF BUSINESS, OR FOR INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES, OF ANY KIND, EVEN IF EITHER HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES (AND NOTWITHSTANDING ANY FAILURE OF ESSENTIAL PURPOSE OF LIMITED REMEDY).

Total liability of either party for all claims of any kind for any loss or damage will not exceed the value of the VMI Product being tested which gave rise to the claim. Neither party will be liable for any losses or damages arising from any failure of the VMI Products or Intellectual Property during the projects. No action or proceeding against either party may be commenced more than one year after the event-giving rise to the claim.

(c) Press releases - The parties will mutually agree on and engage in joint public relations activities. However, no communications shall be released to the press, nor shall any test results, advertisements, publicity or promotional material be issued, with regard to this Agreement without mutual consent.

(d) Confidential Information

  Although both parties shall have care and control of the project undertaken under this Agreement Innovatia reserves its rights to screen any projects undertaken by third parties at the LivingLAB to ensure there is no conflict of interest or breach of confidentiality with other LivingLAB third party projects. Should there be any conflict or potential of conflict appropriate steps will be taken to isolate the VMI Product project from other third party projects.

  For the purpose of this Agreement, “Information” means all oral, written or machine-readable data and information that is not generally known to competitors of either party and is proprietary and/or confidential to either party and its affiliates, which includes, but is not limited to, business and marketing plans, financial information, current and future services and products, sales and customer information (including personal information of customers and potential customers, consisting of any information relating to an identifiable individual), research and development, general business operations, and trade secrets. Confidential Information shall not include information of either party and/or its affiliates that:

    is or becomes part of the public domain through no wrongful act of the other party;

    is disclosed with the written consent and authorization of the party whose confidential information it is;

    is independently developed by the other party;

    is received without obligation of confidence from a third party for whom there was no reason to believe was not lawfully in possession of such information, free of any obligation of confidence; or is lawfully required to be disclosed by a court of competent jurisdiction, provided that, before making such disclosure, the disclosing party shall promptly provide the party who owns the Confidential Information written notice of the requirement to disclose, and shall reasonably cooperate with the party who owns the Confidential Information in its actions to secure the confidential treatment of the Confidential Information.
  Both parties at all times shall:
    treat the Confidential Information as strictly confidential, and shall not disclose or permit the disclosure of the Confidential Information to any person, corporation or organization whatsoever without first obtaining written permission from the other party;
    take all reasonable precautions against the Confidential Information being used or acquired by any unauthorized person or persons, which precautions shall entail the same degree of care as they use in preserving the confidentiality of its own confidential information;

    promptly return to the other party upon request, or provide confirmation of destruction of, all copies of the Confidential Information, all Confidential Information contained in any retrieval system or database, and any and all tangible material relating to the Confidential Information, including, but not limited to, all copies, notes, computer disks, tapes and compact disks, whether such material was made or compiled by them or furnished by the other party; and

    not copy, reproduce in any form, or store in a retrieval system or database, the Confidential Information without the prior written consent of the Disclosing Party, except for such copies and storage as may be reasonably required internally by the Disclosing Party for the purpose of this Agreement.

  In the event of a breach, or a threatened breach, of any of the provisions of this section c, both parties acknowledges and agrees that the harm suffered by the other party would not be compensated by monetary damages alone and, accordingly, the other party, in addition to other available legal or equitable remedies, shall be entitled to an injunction against such breach or threatened breach.

  (e) Intellectual Property - Innovatia/Aliant agrees that it has no intellectual property rights in or to any VMI developments or the VMI Product created prior to or during the term of this Agreement by VMI. VMI agrees that it has no intellectual property rights in and or to Innovatia/Aliant developments or Intellectual Property created prior to or during the term of this Agreement by Innovatia/Aliant. The parties acknowledge that no activity likely to give rise to the joint creation of intellectual property will be engaged in unless and until the parties enter into an agreement setting forth the rights and obligations of the parties with respect to such intellectual property.

  (f) Rights to resell - Innovatia/Aliant shall have full rights to sell its services, applications and intellectual property to any of its and VMI customers without any finder fees or sales fees being charged by VMI. VMI shall have full rights to sell its services, applications and intellectual property to any of its and Innovatia/Aliant’s customers without any finder fees or sales fees being charged by Innovatia/Aliant.

  (g) Indemnity - Both Parties agree to defend, indemnify and save harmless the other Party from any and all claims and liabilities made by third parties for actual or alleged infringement of any Canadian or United States of America patent, copyright or other property rights based on any software, program, service and/or other materials furnished by that Party pursuant to the terms of this Agreement, provided that the party seeking the indemnification (the “Party”(i) notifies the other promptly of the receipt of any claim for which it will seek indemnification, (ii) gives the other party exclusive authority to settle the claim (iii) assists the other party and provides all relevant information in its possession and (iv) has not, nor has anyone acting on its behalf compromised the defence of such suit in any way. This article states the entire obligation of the parties for patent, trade secret or copyright infringement.

  VMI obligations under this Section C (g) will not apply to (i) any infringement or violation of Intellectual Property Rights caused by modification of the VMI Product, or any component thereof by any person or entity other than VMI, its employees or agents acting on VMI behalf or at its direction, in connection with this Agreement or (ii) any infringement caused directly by any such person's or entity’s use and maintenance of the VMI Product, or any component thereof other than in accordance with the purposes contemplated by this Agreement, except as expressly authorized in writing by VMI. VMI’s obligations under this Section C (g) will not extend to alleged infringements or violations that arise because the VMI Product, the Software, or any component thereof provided by VMI are used in combination with other products or software furnished by third parties, if such combination is what caused the infringement, and where any such combination was not installed, recommended or approved, expressly in writing by VMI.

  Aliant and Innovatia 's obligations under this Section C (g) will not apply to (i) any infringement or violation of Intellectual Property Rights caused by modification of the Aliant and Innovatia Intellectual Property, or any component thereof by any person or entity other than Aliant and Innovatia , their employees or agents acting on Aliant and Innovatia 's behalf or at their direction, in connection with this Agreement or (ii) any infringement caused directly by any such person's or entity’s use and maintenance of the Aliant and Innovatia Intellectual Property, or any component thereof other than in accordance with the purposes contemplated by this Agreement, except as expressly authorized in writing by Aliant and Innovatia . Aliant and Innovatia’s obligations under this Section C (g) will not extend to alleged infringements or violations that arise because the Aliant and Innovatia Intellectual Property, or any component thereof provided by Aliant and Innovatia are used in combination with other products or software furnished by third parties, if such combination is what caused the infringement, and where any such combination was not installed, recommended or approved, expressly in writing by Aliant and Innovatia .
  (h) Waiver - No term or condition may be waived by either party without the express written consent of the other, and forbearance or indulgence by a party in any regard whatsoever shall not constitute the party’s waiver. No consent or waiver shall be effective unless made in writing by an authorized officer of the party.
  (i) Severance - Should any provision of this Agreement be unenforceable at law, it shall be considered separate and severable from the remaining provisions of this Agreement, which shall continue in force and shall be binding as though the said provision had not been included.
  (j) Interpretation – In this Agreement, words importing the singular include the plural and vice versa, and words importing gender include all genders and firms or corporations where applicable.

  (k) Assignment - This Agreement shall not be assigned, in whole or in part, without the express written consent of both Parties. This Agreement shall be binding upon and shall enure to the benefit of the parties hereto and their respective successors and permitted assigns.
  (l) Governing Law - This Agreement shall be interpreted and governed by the laws of the Province of Nova Scotia and the laws of Canada applicable therein.
  (m) Headings - The headings inserted in this Agreement are for convenience of reference only and, in no way, define, limit or enlarge the scope or meaning of any of the terms and conditions contained in this Agreement.

  (n) Entire Agreement - This Agreement and any documents incorporated by reference, shall constitute the entire Agreement between the parties with respect to subject matter hereof, and shall replace all prior written or verbal promises and representations. This Agreement and everything contained therein shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

  (o) Termination – Either party may terminate this Agreement on Sixty (60) business days notice, without cause. In the event of a breach of section 8 (e), either party may terminate this Agreement immediately. In the event of a material breach of section C (d), the non-breaching party may terminate this Agreement immediately. In the event of a material breach of this Agreement or Section C (d), the non-breaching party may terminate this Agreement without further notice provided that it (i) has given the breaching party written notice of the breach, (ii) the written notice clearly describes the nature of the breach and (iii) the breaching party has failed to cure the breach within ten (10) days of the notice.

  Upon termination Innovatia will (a) return the VMI Product to VMI in the same condition as it was received but for reasonable wear and tear, (b) permit VMI entrance to the Test location, if applicable, in order for VMI to remove the VMI Product; and (c) deliver any outstanding project reports.

  Upon termination VMI will disconnect and remove the VMI Product and will not, in any event, be responsible for any damage or alteration caused to any project location by the original installation or subsequent removal of the VMI Product. Upon Termination, VMI will be responsible for the Fees, and all costs incurred by Innovatia that are to be reimbursed by VMI, as referenced in section 7.
  (p) Notices - All notices under this Agreement will be in writing and may be sent by electronic copy or facsimile provided that a hard copy is also mailed to the attention of the legal department of the applicable party at the addresses listed below. Any such notice will be effective: on the first business day after delivery, if sent by electronic means or by facsimile; seven days from the date of mailing if sent by mail; or on the next business day, if sent by courier.

  If to VMI:

  Voice Mobility Inc.
  Suite 180-13777 Commerce parkway
  Richmond, B.C.
  Canada
  V6V 2X3
  Attention: James Hewett, CFO
  Fax: 604.233.4826

  If to Innovatia:

  Innovatia Inc.
  One Brunswick Square,
  P.O. Box 6081
  Saint John, NB, Canada
  E2L 4R5
  Attention: Norm Jacquard
  Fax: 902 484 3500

  (q) Force majeure - Neither Party is responsible for a failure to fulfill its obligations under this Agreement or for delay in doing so if such failure or delay is due to circumstances beyond its control including but not limited to acts of God, acts of government, war, riots, strikes, accidents in transportation . The parties agree to immediately provide notice of any such circumstances and undertake to restore the status quo as soon as is feasible

  (r) Interpretation - No provision of this Agreement will be interpreted against any party merely because that party or its legal representative drafted the provision.

  (s) Relationship – The relationship between the parties is that of independent contractors and does not create any right or authority to act on behalf of the other party
  (t) CounterpartsThis Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument. Each party will receive a duplicate original of the counterpart copy or copies executed by it. A signed facsimile or telefaxed copy of this Agreement or any agreement, document or instrument contemplated hereby shall be effectual and valid proof of execution and delivery. Notwithstanding the foregoing, the parties will each deliver original execution copies of the Agreement to one another as soon as practicable following execution thereof.

  NOTE: THIS AGREEMENT IS MADE SUBJECT TO ALIANT REQUIRED BOARD APPROVAL.
  This Agreement shall commence on January 1, 2002 and will be reviewed annually to set the scope and size of the Agreement for the upcoming year.

  Signed as a LivingLAB Agreement dated the day of February, 2002.

VOICE MOBILITY INC.	By: /s/ James Hewett Title: Chief Financial Officer
INNOVATIA INC.	By: /s/Norm Jacquard Title: Business Leader, Unified Communications

  EXHIBIT 10.42
  Addendum to LivingLAB Agreement
  This addendum provides wording which directly replaces and supercedes Section B. (“of VMI”) subsection (a.) of the Living Lab Agreement between Voice Mobility Inc. and Innovatia Inc., dated February 27th, 2001.

  B. OBLIGATIONS OF VMI
    In consideration of the services provided by Innovatia relative to LivingLAB, both with regard to activities outlined in this document and other activities to be defined, VMI will pay to Innovatia fees based directly on the value of the work performed by Innovatia, ("the Fees"). The initial term of this agreement will be three years beginning Feb 1st 2001, however this term may be extended by mutual consent. The value of this Agreement in Year 1 will be US$1.74 Million, and will be settled in the form of a promissory note (to be attached as Appendix A to this Addendum), in a form to be agreed to by Innovatia, no later than Dec 14th, 2001 (Terms attached as Appendix B to this Addendum)
    The scope of services, and payments therefore, for Years 2 and 3 of the Agreement will be negotiated and established by January 31, 2002. It is understood by both parties that the guiding principles for this negotiation will include:
      All projects defined by LivingLAB and VMI will be pursuant to a specific scope of work and agreed value for same;

      Any future payments by VMI to Innovatia for work performed by LivingLAB will take the form of equity or a royalty stream, which will not exceed 10% of VMI gross revenue in any given year notwithstanding, VMI will be responsible to pay anything they agree to in scope of work under (i);

      Services will be provided to VMI by Innovatia will be at the “customer rate applicable”
      If a revised LivingLAB agreement is not negotiated and signed by both Innovatia and VMI by Jan 31, 2002, all LivingLAB activities and associated work relative to those activities that Aliant is performing on behalf of LivingLAB will terminate.
      VMI and Innovatia agree and acknowledge that should the January 2002 negotiations for new terms of the LivingLAB arrangement between the parties, as described in the Addendum, not result in a continuing LivingLAB Agreement by February 15, 2002, this note shall become immediately due, and payable in cash or shares at VMI ‘s option on or before July1, 2002, until such time as the parties negotiate revised payment terms in good faith.
    At the end of each 12-month period beginning Feb 1st, 2001, VMI and Innovatia assigned account and senior managers will review progress on projects and invoiced amounts. Changes to existing projects and payment schedule may be made by mutual consent.

VOICE MOBILITY INC.	INNOVATIA INC.
Per:/s/ James Hewett	Per:/s/Norm Jacquard
Authorized Signatory	Authorized Signatory

    Appendix A Promissory Note
    SCHEDULE A
    PROMISSORY NOTE
    All words and phrases with initial capital letters used but not defined herein have the meanings given to them in the Living Lab Agreement (the “Agreement” between Voice Mobility Inc. (“VMI”) and Innovatia Inc. (“Innovatia”) dated February 27, 2001, as amended by Addendum 2 dated December 14, 2001 (“Addendum”)
    FOR VALUE RECEIVED, subject to all the terms herein and pursuant to the Agreement and Addendum 2, VMI hereby promises to pay to Innovatia at its head office an aggregate amount, in cash or in common shares of Voice Mobility International, Inc. ("VMII"), Cdn$2,720,142 (the “Amount”) as follows:
    1. VMI and Innovatia agree and acknowledge that should the January 2002 negotiations for new terms of the LivingLAB arrangement between the parties, as described in the Addendum, not result in a continuing LivingLAB Agreement by February 15, 2002, this note shall become immediately due, and payable in cash or shares at VMI ‘s option on or before July1, 2002, until such time as the parties negotiate revised payment terms in good faith.

    2. On or before the first business day of each period of three calendar months (each of such periods being referred to herein as a “Quarter”) VMI will, commencing on July2002 and for the 10 consecutive Quarters thereafter, either (at VMI's sole option) pay in cash or deliver to Innovatia shares of VMII (the "VMII Shares") that are subject to a 4 month hold period in BC and Ontario, a one year hold period in the US, and such other hold periods as may apply at law (and legended accordingly), or a combination therefore, having an Equity Value equal to the lesser of:
      Cdn$226,678; or
      of the net aggregate amount of invoices issued by VMI to Aliant Telecom for all products (the "Revenues") in respect of the particular Quarter.
      In the event that the Revenues for a Quarter exceed Cdn.$226,678, VMI will carry forward the difference between the Revenues and Cdn.$226,678 and include that amount in the calculation of Revenues for the following Quarter.
      Payment for the period between Jan 1, 2002 and June 30, 2002 will be payable in the third quarter beginning July 1, 2002. The determination of the amount owed will be the lesser of $453,356 or 40% of the net aggregate amount of invoices issued by VMI to Aliant Telecom for all products (the "Revenues") in respect in the period between Jan 1, 2002 and June 30, 2002 .
    3. Subject to VMI first obtaining the approval from the Toronto Stock Exchange (the “TSE”) to do so, on or before December 28, 2001, VMI will deliver to Innovatia 500,000 common shares of VMII (the “VMII Shares") with such Initial VMII Shares being subject to a 4 month hold period in BC and Ontario, a one year hold period in the US, and such other hold periods as may apply at law (and legended accordingly).

    4. The Principal Amount will bear simple interest at the rate of 1% above the Prime Rate as published by the HSBC Bank Canada on the last working day of the month. The Principal Amount will be reduced from time to time by the amount of all payments of cash or delivery of VMII Shares valued at the Equity Value thereof as of the time such Equity Value is determined.

    5. part of the Principal Amount or interest accrued thereon not paid after the last payment provided for in paragraph 1 hereof will be paid by VMI in successive Quarters thereafter, in amounts not exceeding the minimum amount referred to in paragraph 1, by the issuance of common shares of VMII in an amount equal to the unpaid amount divided by Cdn$1.56.

    6. acknowledges that, other than with respect to the Initial VMII Shares, before VMI can deliver VMII Shares as provided for herein VMII is required by securities law and the TSE to obtain the approval by formal resolution of the majority of its minority shareholders (which will exclude Innovatia and any of its associates from voting as shareholders of VMII) at a meeting of shareholders of VMII and that this will not occur prior to VMII's next annual meeting. Further, the issuance of any VMII Shares is subject to the prior approval of the TSE. In the event such shareholder and TSE approval is not obtained, this Promissory Note will be payable only in cash.

    7. will be entitled at any time and from time to time to prepay the whole or any portion of the then remaining Principal Amount and interest accrued thereon without penalty by one or payments in cash or deliveries of VMII Shares valued at its Equity Value.

    8. secure its obligations hereunder, VMI hereby grants to Innovatia a security interest in all amounts due from time to time to VMI from Aliant provided that as long as VMI is not in default of any of its obligations under this note Innovatia will have no claim or right to such amounts.

    9. the purposes of this note, “Value”means the value of any VMII Shares delivered to Innovatia hereunder determined: (a) as to 500,000 of the VMII Shares at: (i) the lesser of the market price of the common shares of VMII on the TSE; and (ii) Cdn$0.75 per VMII Share; and (b) the balance of the VMII Shares on the basis of the weighted average trading price for VMII's common shares on the TSE over the 10 trading days immediately prior to the date on which such VMII Shares are to be issued, or on such other basis as may be prescribed by the TSE for transactions of this type.

    10. note shall be governed by the laws of the Province of British Columbia and the federal laws of Canada applicable therein.

    IN WITNESS WHEREPOF VMI has executed this note by its duly authorized officers as of December 28, 2001.

VOICE MOBILITY INC.	INNOVATIA INC.
Per:/s/James Hewett	Per:/s/Norm Jacquard
Authorized Signatory	Authorized Signatory

    EXHIBIT 10.43
    Employee EMPLOYMENT CONTRACT

    This Agreement made and effective April 1, 2000
    Between:
    VOICE MOBILITY INC.
    With offices at:
    180 - 13777 Commerce Court
    Richmond, BC V6V 2X3
    (the “Company”)
    And:

    James Hutton
    6442 – 180th Street
    Surrey, BC
    V3S 7K2

    (hereafter referred to as the “Executive”)

    Whereas:
    A. The Company is in the business of communications including the research and development of new technology, and the production, marketing and sales of equipment, software and services related thereto;

    B. The Executive possesses certain qualifications which may be of benefit to the Company;

    C. The Company is desirous of employing the Executive, who is desirous of working for the Company in the development of its business and its related interests;

    Now Therefore, in consideration of the premises and of the mutual covenants, conditions and terms herein, the parties hereto agree as follows:

    1.0 Definitions

    1.01 In this Agreement, the following words and phrases have the following meanings:

      “Opportunities”means all potential business opportunities of any kind whatsoever in connection with the business of the Company including any acquisitions, sales, business arrangements, consulting engagements, contracts or retainers and other transactions or opportunities for new markets, products or services which have been disclosed to or investigated, studied or considered by the Company or by others on behalf of the Company or which come to the attention of the Executive as a result of his engagement with the Company.

      “Information”means information pertaining to the Company’s customers and clients, client base and markets including without limitation:

        any information the Company has regarding the business of its current and prospective clients;

        names, addresses and telephone numbers of the current and prospective clients of the Company;

        the names, addresses and telephone numbers of any employees of clients of the Company with whom the Executive has been or will be in contact in the course of his engagement with the Company; and

        the Company’s contracts with its clients including details as to pricing and supply.

      “Information”means information known to or used by the Company in connection with the business of the Company including but not limited to:

        any innovative and proprietary means of testing and related products that have been developed by or for the Company including any software for the application thereof; and

        Documents, Financial Information, Marketing Information, Intellectual Property, Business Opportunities or Research and Development, but not including any of the foregoing which was known to the Executive prior to engagement by the Company or which is or becomes a matter of Public Knowledge.

      any improvements, formula, design, prototype, compilation of information, data, program, code, method, technique or process, information relating to any product, device, equipment or machine, information pertaining to the Company.

      “Documents”means any documents, compiled or uncompiled computer programs (in electronic or other form), specifications, plans, drawings, prototypes, models, manuals, materials, sketches, schematics, compilations of information, analyses, experiments, data, formulae or other information pertaining or relating to the Client Information or the Confidential Information including copies or reproductions (in any form) of the foregoing.

      “Information”means any information pertaining to the Company’s fees, costs, sales, income, profit, profitability, pricing, salaries and wages.

      “Property”means any and all any trade secrets, Documents, techniques, processes, information relating to any product, service, device, equipment or machine, inventions, designs, ideas, works, creations, developments, methods of doing business, processes, techniques, prototypes, patent or patent applications, tradeor tradeapplications, industrial design or copyright of the Company and includes any modifications or improvements thereto.

      “Information”means information related to the Company’s marketing programs, plans, strategies and proposed future products, services, advertising and promotions.

      “Knowledge”means information that is generally known to actuaries or is otherwise easily accessible through lawful, non-confidential sources.

      “and Development”means information pertaining to any research, development, investigation, study, analysis, experiment or test carried on or proposed to be carried on at any time by the Company in connection with the business of the Company.

    2.0 Employment

    2.01 The Company agrees to hire the Executive who agrees to perform services for the Company or any of its affiliates, upon the terms set forth herein.

    3.0 Term

    3.01 This agreement shall be from the April 1, 2000 until December 31, 2002, but may be terminated in accordance with the terms herein.

    4.0 Types of Services

    4.01 The nature and types of services to be provided to the Company by the Executive are set forth in Schedule “A”hereto. It is understood and agreed that the duties and responsibilities so defined are not exhaustive and may be altered from time to time by the Company; So long as any such changes are reasonable, both with respect to any changing circumstances of the Company and its business and the personal background, training and circumstances of the Executive, the Executive shall not refuse any such changed employment request by the Company.

    5.0 Location

    5.01 Services provided by the Executive shall be primarily performed at the offices of the Company located in Richmond, it being understood that some travel may be required of the Executive from time to time as determined by the Company. The Company also reserves the right to transfer the Executive to a different location, upon reasonable notice to the Executive.

    6.0 Hours

    6.01 Except as otherwise specified herein, the Executive shall be expected to work those periods and times normally constituting open or operating times for the Company and its business, however the Executive will be expected to work such additional time or times as may be appropriate with respect to the business requirements and commitments at the time, without claim for overtime or additional remuneration.

    6.02 The Executive shall be a liberty to devote reasonable time for serving, as appropriate, on the Boards of Directors of other corporations, from engaging in charitable and public service activities, and from managing his personal investments, provided such activities do not materially interfere with the performance of his duties and responsibilities under this Agreement and do not constitute a conflict of interest with respect to his employment herein.

    7.0 Remuneration

    7.01 The Company shall provide remuneration to the Executive in the kind, amounts and at such time or times as more particularly set out in Schedule “A”hereto.

    8.0 Holidays

    8.01 In addition to statutory holidays, the Executive is entitled to the number of weeks ordinary, non-cumulative vacation in each calendar year of employment as is more particularly set out in Schedule “A” hereto. This vacation time accrues after 12 months of employment and is subject to the reasonable control of the Company with respect to scheduling, having consideration for both other employees of the Company and the commitments of the Company from time to time in relation to its business.

    8.02 In the event that the Executive leaves the Company, for any reason whatsoever, after having taken unearned vacation, it is agreed that the Company may deduct that unearned portion from any final pay owing to the Executive.

    9.0 Company’s Commitments

    9.01 Company agrees to pay the remuneration stipulated in accordance with the terms of this agreement.

    9.02 Company shall make and remit all required statutory deductions in relation to the salary of the Executive.

    9.03 Company shall reimburse the Executive for all reasonable traveling and expenses related thereto incurred by the Executive while engaged in services for the Company at other than the customary site at which the Executive works.

    10.0 Executive’s Commitments:

    10.01 The Executive agrees to provide the services required by the Company from time to time, in a competent and timely manner.

    10.02 The Executive shall devote such time as is required for such services.

    10.03 In consideration of receiving a car allowance, as set out in Schedule A, the Executive shall provide his own vehicle, with appropriate insurance, for all local and reasonable travel requirements.

    10.04 The Executive shall at all times herein conduct himself in competent and courteous manner and will endeavor to foster and maintain good relations with other Company staff, suppliers, contractors, and customers of the Company.

    11.0 Non-Disclosure

    11.01 The Executive recognize that, in the course of and as a result of this agreement, he shall or may directly or indirectly obtain Confidential Information and, as a result, the Executive agrees to respect and adhere to the covenants contained in sections 11.02 to 11.03 hereof.

    11.02 The Executive covenants that at all times during the term of this Agreement and at all times following the termination of this agreement with the Company for any reason, he shall:

      hold in confidence and keep confidential all Confidential Information;

      directly or indirectly use any Confidential Information except in the course of performing the obligations of this agreement; and

      directly or indirectly disclose any Confidential Information to any person or entity, except in the course of performing the obligations of this agreement with the Company with the knowledge and consent of the Company and in the Company's interests.

    11.03 The Executive hereby acknowledges that irreparable damage may result to the Company, its business or property in the event of the breach of any of the covenants and assurances herein agreed to by the Executive and that the present agreement was made by the Company and continues primarily upon the Executive’s covenants and assurances herein, and the Executive hereby covenants that in the event of such breach or danger thereof, the Company shall be entitled, in addition to any other remedies and damages available, to an interlocutory or permanent injunction whereby the Executive shall be ordered to respect the covenants and assurances contained in this Agreement.

    12.0 Executive Disclosure

    12.01 The Executive agrees to promptly disclose to the Company or its nominee complete information in respect to all Business Opportunities, ideas, discoveries, inventions, improvements, developments, designs, and technical data, whether patentable or not (all of which are herein referred to as the "Improvements"), which are conceived, made, produced or developed by the Executive alone or with others, resulting as a consequence of the Executive’s employment or other association with the Company and relating to the subject matter of the Confidential Information. The Executive shall at the Company's request promptly assign his rights in the Improvements to the Company.

    13.0 Copying Confidential Information

    13.01 The Executive will not make copies of any specifications, plans, drawings, prototypes, models, documents, computer programs, manuals, materials or other information appertaining or relating to the Confidential Information.

    14.0 Return of Documents

    14.01 Upon termination of the Executive’s engagement with the Employer for any reason whatsoever, the Executive shall promptly deliver to the Employer all Documents and confirm to the Employer that he retains no Documents or any copies or reproductions thereof.

    15.0 Ownership Of Intellectual Property

    15.01 Any and all Intellectual Property made or created by the Executive during the course of the Executive' s employment by the Company, whether at the Company's place of business or otherwise, shall be and remain the exclusive property of the Company and the Executive shall have no right, title or interest therein even though the Executive may have created or contributed to the creation of any of the Intellectual Property; and the Company shall have the sole and exclusive right, title and interest in and to the Intellectual Property, which right shall continue notwithstanding the termination of employment of the Executive.

    15.02 The Executive shall maintain at all times adequate and current records relating to the creation and development of any Improvements, which records shall be and shall remain the property of the Company.

    16.0 Assignment

    16.01 The Executive hereby assigns to the Company any and all right, title and interest that the Executive may have in and to the Intellectual Property and in any patent, copyright, industrial design, trade mark and any other similar right pertaining to the Intellectual Property which the Executive may have by virtue of having created, made, conceived or contributed to any such Intellectual Property, either solely or with others, in whole or in part, in the course of employment and while concerned with or involved in the business carried on by the Company. The Executive further agrees to maintain at all times adequate and current records relating to the creation and development of the Intellectual Property, which records shall be and shall remain the property of the Company.

    17.0 Intellectual Property Protection

    17.01 The Company alone shall have the right to apply for prosecute and obtain patents and copyright, industrial design and trade mark registrations and any other registrations or grants or rights analogous thereto in any and all countries throughout the world in respect of Intellectual Property made or created by the Executive during the course of the Executive's employment by the Company and the Executive agrees to execute on demand, whether during or subsequent to Executive's employment, any applications transfers, assignments and other documents as the Company may consider necessary or desirable from time to time for the purpose of obtaining, maintaining or vesting in or assigning to the Company absolute title to any such patents, copyright, industrial design or trade mark registrations and the Intellectual Property or for the purpose of applying for, prosecuting, obtaining or protecting any such patents, copyright, industrial design or trade mark registrations in any and all countries of the world and the Executive further agrees to cooperate and assist in ever way possible in the prosecution and protection of any such applications and the rights granted in respect thereof.

    18.0 Non

    18.01 The Executive shall not during the period of this Agreement and for a period of 6 from the date of the termination of this Agreement and/or the Executive’s employment with the Company, (whichever occurs first) if the Company terminates the Agreement without cause and for a period of 12 months from the date of the termination of this Agreement and/or the Executive’s employment with the Company, (whichever occurs first) if terminated for cause, or by the Executive (without prior written consent of the Company, which may be reasonably withheld), either individually or in partnership, or in conjunction with any person or persons, firm, association, syndicate, company or corporation as principal, agent, director, officer, Executive, consultant, investor, or in any other manner whatsoever, carry on or be engaged in or be concerned with or interested in, or advise, lend money to, guarantee the debts or obligations of or permit his/her name or any part thereof to be used or employed by the Company’s competitors in the unified messaging business as at the date of termination, in any geographical location where the Executive was employed during the course of his/her employment with the Company

    18.02 The Executive further covenants and agrees that he will not disclose, at any time, any Business Opportunities.

    18.03 The Executive hereby acknowledges that irreparable damage may result to the Company, its business or property in the event of the breach of any of the covenants and assurances herein agreed to by the Executive and that this agreement was made by the Company and continues primarily upon the Executive’s covenants and assurances herein, and the Executive hereby covenants that in the event of such breach or danger thereof, the Company shall be entitled, in addition to any other remedies and damages available, to an interlocutory or permanent injunction whereby the Executive shall be ordered to respect the covenants and assurances contained in this Agreement.

    18.04 The covenants of the Executive contained in section 18.01 shall survive the termination of this Agreement for any reason including for reason of any breach hereof.

    19.0 Nonsolicitation

    19.01 The Executive shall not, without the prior written consent of the Company, at any time for a period of 12following the date of termination of this Agreement and the Executive’s employment for whatever reason with or without cause, either on his/her own behalf or on behalf of any other person competing or endeavoring to compete with the Company, directly or indirectly, solicit, endeavor to solicit or gain the custom of, canvass or interfere with any person who:

      was a customer or a representative of a customer of the Company as of the date of such termination;

      a customer of the Company at any time within the oneperiod immediately preceding the date of such termination;

      an employee of the Company at any time within the one-year period immediately preceding the date of such termination;

      pursued as a prospective customer by or on behalf of ‘the Company at any time within 12 months prior to the date of such termination in respect of whom the Company had not decided to cease all such pursuit; or use his/her personal knowledge or influence over any such customer to or for his/her own benefit or that of another person competing with or endeavoring to compete with the Company.

    19.02 Subclauses (a), (b) and (c) are each separate and distinct covenants severable one from the other and if any such covenant is determined to be void or unenforceable by any court of competent jurisdiction, this shall not affect the validity of any other such covenant.

    20.0 Reasonableness of Restrictions

    20.01 The Executive hereby acknowledges and agrees that the provisions of and all restrictions contained in sections 18.01 to 18.04 and 19.01 of this Agreement are reasonable in scope, geographical area and time and are necessary for the protection of the Company's legitimate interests and proprietary rights and are an essential condition to and a fundamental term of this Agreement without which The Company would not have entered into this Agreement. The Executive furthermore acknowledges and represents that he have reviewed the provisions hereof with their counsel and that they understand them and are satisfied the provisions hereof are both necessary and reasonable. The Executive hereby furthermore acknowledges that complying with the provisions of sections 18.01 to 18.03 and 19.01 hereof will not unduly or unreasonably prejudice the Executive, and that the current arrangements being made between the Company and the Executive and the other covenants of this agreement constitute adequate and sufficient consideration to enable them to comply with the provisions thereof.

    21.0 Notice to Next Company

    21.01 The Executive agrees that prior to commencing any engagement with any other company following termination of the engagement of the Executive with the Company he shall disclose to such other company the terms of this Agreement.

    22.0 Termination

    22.01 This agreement shall be deemed to terminate on the death of the Executive, the expiry of the Term or, at the option of the Company, in the event of the Executive’s absence or inability to render the services required hereunder due to disability, illness, incapacity or otherwise, (but excluding vacation time) for an aggregate of 45 days during any 12 month period during the term herein.

    22.02 The Company may terminate this agreement at any time for cause, including but not limited to any breach of any of the terms contained herein, upon written notice specifying same to the Executive.

    22.04 In the event of termination, for any reason whatsoever, the Executive shall return to the Company all assets of the Company which may be in the possession of the Executive, whether on or off the normal site of work.

    22.05 In the event of termination, any benefits to or on behalf of the Executive which have been pre-paid by the Company shall be adjusted as of the effective date of such termination and reimbursed to the Company by the Executive. The Company shall be entitled to off-set and deduct any such amounts from any compensation remaining to be paid to the Executive.

    22.06 In the event of termination for any reason except for termination of the Executive’s employment by the Company for cause, performance for the purposes of any bonus calculation or options based upon performance, will be appraised for the partial year and the Executive will receive a pro-rata entitlement.

    23.0 Entire Contract

     23.01 There are no representations, warranties, conditions, terms or collateral contracts or agreements affecting the employment contemplated in this agreement except as set out herein.

    24.0 Amendment:

    24.01 Except for increases in remuneration or extension of employment benefits, the terms of this agreement shall remain in force until terminated and shall only be amended by agreement in writing signed by both parties.

    24.02 Should any provision or provisions in this agreement be held to be void or unenforceable by any Court of competent jurisdiction based on any stipulation with respect to area or time herein, this agreement shall be deemed to be amended with such area and/or time altered to reflect the area or time deemed acceptable and enforceable by such Court.

    25.0 Severance

    25.01 Subject to the aforesaid, should any provision or provisions in the agreement be held to be void or unenforceable by any Court of competent jurisdiction, the same shall be severed and shall not affect the validity of the remainder of this agreement.

    26.0 Executive’s Acknowledgment

    26.01 The Executive acknowledges that he has fully read this agreement and the terms herein. The Executive acknowledges his concurrence with the same and his opportunity to consult with independent legal counsel before execution.

    27.0 Gender

     27.01 Wherever the masculine gender is used herein, the same shall be construed as being the feminine gender where the context so requires.

    28.0 Headings

    28.01 Headings included in this agreement are for ease of reference only and shall not be used in any way in the interpretation of this Agreement.

    29.0 Jurisdiction

    29.01 This agreement shall be governed by the laws of the Province of British Columbia.

    In Witness Whereof, the parties have hereto set their hands effective the date first written above.
    Signed on behalf of Voice Mobility Inc.Executive Signature

Per: /s/ Thomas O’Flaherty	/s/ James Hutton
Date: May 5, 2000	Date: May 5, 2000

    SCHEDULE “A” - Particulars of Executive Employment Contract.

    Position:Chief Executive Officer
    Reports To:Board of Directors
    Types of Services:
    The Executive shall serve as the Chief Executive Officer of the Company, with specific responsibilities for Business Development. He shall also act as the Company visionary, and shall support investor activities.

    The Executive will carry out such further functions as may be directed by the Board of Directors of the Company.

    Remuneration:

    a) Salary:-     $150,000.00 (Cdn) per annum, paid bi-monthly

    b) Other Benefits:     (some of which may be taxable)

    Full Medical, Dental and AD&D as provided by the Company to all Executives. The Company reserves the right to alter the benefit plan at any time, in their sole discretion.

    Car allowance of $500.00 per month.

    c) Options

    The Company has provided will provide the Executive with an option to purchase 250,000 shares of Common Stock or Voice Mobility International, Inc., a Nevada corporation, pursuant to the terms and conditions of the 1999 Stock Option Plan (the “Plan”more particularly set out in the Option Agreement, attached as Schedule B hereto.

    It is expressly agreed that if the if MBO targets are not met in any given year, the options designated for that year will not vest and will cease to be available.

    d) Bonus Targets for Year Ending December 31, 2000

    A target bonus of up to $100,000.00 may be earned for 2000 based on achievement of specified objectives. These objectives are to be agreed upon by April 30, 2000 and assessed by December 31, 2000. Details are provided in Schedule C.

    Holidays: three weeks per year.