Form 10-Q
period 2002-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2002-05-15
CIK 1094816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  [x] Quarterly report under Section 13 or 15(d)of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2002.
                                       or

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

     180-13777 Commerce Parkway, Richmond, British Columbia, Canada V6V 2X3
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

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

              34,248,782 shares of Common Stock as of May 15, 2002


          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       VOICE MOBILITY INTERNATIONAL, INC.
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                     INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

    a)     Consolidated Balance Sheets - March 31, 2002 and December 31, 2001
    b) Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001
    c) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001
    d)     Notes to the Consolidated Financial Statements - March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Signatures

                          PART I: FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Voice Mobility International, Inc.

                          CONSOLIDATED BALANCE SHEETS
        (See Note 1 - Nature of Operations and Basis of Presentation)
                    (Unaudited - Expressed in U.S. Dollars)

As at                                                  March 31,   December 31,
                                                         2002         2001
                                                          $            $
-------------------------------------------------------------------------------

ASSETS

Current
Cash and cash equivalents                                 864,568     1,732,200
Accounts receivable [net of allowance for
  doubtful debts: March 31, 2002 - $26,007;
  December 31, 2001 - $26,014]                            102,110       222,268
Other receivables                                          55,225       266,881
Notes receivable (Note 3)                                 222,500       232,500
Prepaid expenses                                           51,146       100,850
-------------------------------------------------------------------------------
Total current assets                                    1,295,549     2,554,699

Property and equipment [net of accumulated
  depreciation and amortization: March 31,
  2002 - $1,796,899;
  December 31, 2001 - $1,552,084]                       1,539,686     1,780,935
-------------------------------------------------------------------------------
                                                        2,835,235     4,335,634
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable                                          203,417       445,936
Accrued liabilities                                        43,100        57,062
Employee related payables                                 157,683       182,154
Notes payable (Note 3)                                    100,000       205,000
Deferred revenue                                          113,333       158,584
-------------------------------------------------------------------------------
Total current liabilities                                 617,533     1,048,736

Promissory note payable (Note 4)                        1,542,066     1,575,930
-------------------------------------------------------------------------------
Total liabilities                                       2,159,599     2,624,666
-------------------------------------------------------------------------------
Commitments and contingencies (Note 7)

Stockholders' equity (Note 6)
Common stock, $0.001 par value, authorized 100,000,000
   28,148,782 outstanding [December 31, 2001 -
    27,648,782]                                            28,149        27,649
Preferred stock, $0.001 par value, authorized
  1,000,000
   Series A Preferred stock issued and outstanding, 1           1             1
   Series B Preferred stock issued and outstanding,
     585,698                                                  586           586
Additional paid-in capital                             31,330,993    31,323,354
Accumulated deficit                                   (30,606,798)  (29,563,804)
Other accumulated comprehensive income                    (77,295)      (76,818)
-------------------------------------------------------------------------------
Total stockholders' equity                                675,636     1,710,968
-------------------------------------------------------------------------------
                                                        2,835,235     4,335,634
===============================================================================

See accompanying notes

Voice Mobility International, Inc.


                       CONSOLIDATED STATEMENTS OF OPERATIONS
          (See Note 1 - Nature of Operations and Basis of Presentation)
                      (Unaudited - Expressed in U.S. Dollars)



For the three months ended,                              March 31,    March 31,
                                                           2002         2001
                                                            $            $
-------------------------------------------------------------------------------
Sales                                                     169,489        43,846
Cost of sales                                              14,311         3,435
-------------------------------------------------------------------------------
Gross Profit                                              155,178        40,411
-------------------------------------------------------------------------------

Operating expenses
Sales and marketing                                       303,703       717,252
Research and development                                  331,916     1,232,730
General and administrative                                545,543       861,519
-------------------------------------------------------------------------------
                                                        1,181,162     2,811,501
-------------------------------------------------------------------------------
Loss from operations                                    1,025,984     2,771,090
Interest income                                            (3,096)      (12,154)
Interest expense                                           20,106         1,160
Loss on embedded foreign currency derivative                 -          210,000
-------------------------------------------------------------------------------
Net loss for the period                                 1,042,994     2,970,096
Foreign currency translation losses                           478        79,968
-------------------------------------------------------------------------------
Comprehensive loss for
  the period                                            1,043,472     3,050,064
===============================================================================
Earnings (loss) per share (Note 6[d])
Basic and diluted loss per share                            (0.03)        (0.11)
===============================================================================

See accompanying notes

Voice Mobility International, Inc.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (See Note 1 - Nature of Operations and Basis of Presentation)
                    (Unaudited - Expressed in U.S. Dollars)

For the three months ended,                              March 31,    March 31,
                                                           2002         2001
                                                            $            $
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                (1,042,994)   (2,970,096)
Non-cash items included in net loss
   Amortization                                           264,235       190,750
   Stock based compensation                                 8,138       311,215
   Bad debt expense                                            33         7,241
   Loss on embedded foreign currency derivative              -          210,000
   Loss on disposal of property and equipment               5,119          -
-------------------------------------------------------------------------------
                                                         (765,469)   (2,250,890)
Net change in operating assets and liabilities            (61,782)      355,414
-------------------------------------------------------------------------------
Cash used in operating activities                        (827,251)   (1,895,476)
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                        (11,257)     (354,512)
Proceeds on sale of property and equipment                  3,940          -
-------------------------------------------------------------------------------
Cash used in investing activities                          (7,317)     (354,512)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Change in notes payable                                   (32,483)         -
Increase in deferred charges for share issue costs           -         (121,073)
Cash proceeds on release of preferred stock from escrow      -        1,757,093
Cash proceeds on exercise of options                         -          336,625
-------------------------------------------------------------------------------
Cash provided by financing activities                     (32,483)    1,972,645
-------------------------------------------------------------------------------

Effect of foreign currency on cash                           (581)      (37,257)
-------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents         (867,632)     (314,600)
Cash and cash equivalents, beginning of period          1,732,200       602,527
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  864,568       287,927
===============================================================================

See accompanying notes

                     VOICE MOBILITY INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements
                              March 31, 2002
                                 Unaudited

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Voice Mobility International, Inc., (the 'Company') is a Nevada corporation engaged in the development and sales and marketing of unified voice messaging software through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company's Enhanced Messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company's principal geographic markets include North America, Europe and Asia.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $1,025,984 for the three months ended March 31, 2002 [March 31, 2001 - $2,771,090] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financing. Management plans to continue to seek other sources of financing on favorable terms, however, there are no firm commitments for any additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. Management expects revenues to increase in 2002 from the deployment of the unified communications software product which will afford the Company the ability to fund its daily operations and service its debt obligations. There are no assurances that the Company will be successful in achieving these goals.

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

                     VOICE MOBILITY INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements
                              March 31, 2002
                                 Unaudited

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived 91% [three months ended March 31, 2001 - 82%] of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 9% [three months ended March 31, 2001 - 18%] of its revenues from sales by its US operations. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, wholly owned subsidiaries of Aliant Inc. comprised 73% of revenues for the three months ended March 31, 2002. Sales to three customers comprised 95% of revenues for the three months ended March 31, 2001.

3. NOTES RECEIVABLE AND PAYABLE

On August 8, 2001, a plaintiff commenced an action in the Superior Court of California against the Company and the predecessor corporation, Equity Capital Group, Inc. ("ECG"), to recover damages as a result of an alleged breach of contract.

On October 10, 2001, the Company signed an indemnification agreement with the former majority shareholder of ECG to indemnify the Company against any claims or liabilities that existed prior to the April 1, 1999 and June 1, 1999 share purchase agreements.

Also on October 10, 2001, the Company and the former majority shareholder of ECG signed a settlement agreement, a security agreement for specified manufacturing assets of an existing business and a stock pledge agreement for 10,000 common shares of Coast Envelope, a California company, held by the former majority shareholder of ECG. In accordance with the settlement agreement, the former shareholder is to pay the Company $290,000 to cover the costs of the plaintiff settlement and additional related legal expenses. The settlement amount is to be paid in set installments from October 10, 2001 to October 25, 2002. The security and stock pledge agreements are in place to further collateralize the Company's position in addition to the indemnification agreement. As at March 31, 2002, the former shareholder was delinquent in payments to the Company totaling $80,000. As at March 31, 2002, the outstanding balance on the note receivable is $222,500. On March 8, 2002, a shareholder and Director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

On October 15, 2001, a settlement agreement and mutual release was signed between the Company and the above noted plaintiff. The settlement agreement sets forth payments owing to the plaintiff by the Company in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002. As at March 31, 2002, the outstanding balance on the note payable is $100,000.

                     VOICE MOBILITY INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements
                              March 31, 2002
                                 Unaudited

4. PROMISSORY NOTE PAYABLE

A promissory note is due to Innovatia Inc. ("Innovatia"), an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. ("Aliant") for development services provided from February 1, 2001 to December 31, 2001.

The promissory note bears interest at prime plus 1% (prime rate at March 31, 2002 was 4%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $142,314 (Cdn $226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $142,314 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $142,314 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

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

5. DEVELOPMENT AGREEMENT

On March 4, 2002, the Company and Innovatia signed a new development agreement. The agreement to develop a carrier-classified unified communications product is for the period January 1, 2002 to December 31, 2003. Innovatia will license certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration for these services, the Company agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of the Company's products. If the development agreement is terminated the royalty payments will continue for six months after the termination date.

                     VOICE MOBILITY INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements
                              March 31, 2002
                                 Unaudited

6. SHARE CAPITAL

[a]   Issued and Authorized

The Company is authorized to issue up to 100,000,000 share of common stock, par value $.001 per share and up to 1,000,000 shares of preferred stock, par value $.001 per share.

In connection with the 1999 recapitalization of VMI, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of VMII. Each VM Canada Exchangeable Share is exchangeable for one VMII common share at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one VMII common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in VMII. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

On March 6, 2002, a holder of Exchangeable Shares exchanged 500,000 Exchangeable Shares into 500,000 common shares of the Company for no additional consideration.

As at March 31, 2002 the holders of the Exchangeable Shares are entitled to 6,100,000 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b]   Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

                                                                    Options Outstanding
                                                     -----------------------------------------------
                                                                                         Weighted
                             Shares Available          Number              Price         Average
                                for Grant            of Shares           per Share    Exercise Price
----------------------------------------------------------------------------------------------------
Balance, December 31, 2001    2,100,609              6,444,936         0.35 - 7.25         $2.16
Options granted                (810,000)               810,000                0.18         $0.18
Options forfeited             1,286,536             (1,286,536)        0.41 - 6.88         $1.81
----------------------------------------------------------------------------------------------------
Balance, March 31, 2002       2,577,145              5,968,400         0.18 - 7.25         $1.97
====================================================================================================

[c]   Warrants

As at March 31, 2002, the Company has the following common stock warrants outstanding:


                      Number of Common     Exercise Price
                       Shares Issuable           $             Date of Expiry
--------------------------------------------------------------------------------
Series F warrants         1,250,000             2.25           November 30, 2003
Series K warrants           100,000             1.50           April 25, 2004
Share purchase warrants   3,250,000           Cdn. $2.25       April 3, 2003
Compensation options        650,000           Cdn. $2.00       April 3, 2003
Compensation warrants       325,000           Cdn. $2.25       April 3, 2003
--------------------------------------------------------------------------------
                          5,575,000
================================================================================

                     VOICE MOBILITY INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements
                              March 31, 2002
                                 Unaudited


[d]   Loss per share

The following table sets forth the computation of basic and diluted loss per share for the three months ended:

                                                         March 31,    March 31,
                                                           2002         2001
                                                            $            $
-------------------------------------------------------------------------------
Numerator:

Net loss for the period                                (1,042,994)   (2,970,096)
Reduction of beneficial conversion feature
  on retraction of 80,969 Series B preferred
  stock                                                      -          109,552
-------------------------------------------------------------------------------
Net loss attributable to holders of common
  stock and common stock equivalents                   (1,042,994)   (2,860,545)
===============================================================================

Denominator:

Weighted average number of common stock outstanding 27,793,226 20,517,101 Weighted average number of common stock issuable on
  exercise of exchangeable shares                       6,455,556     6,600,000
-------------------------------------------------------------------------------
Average number of common stock and common stock
  equivalents outstanding                              34,248,782    27,117,101
-------------------------------------------------------------------------------

Loss per share:

Basic and diluted loss per share                            (0.03)        (0.11)
===============================================================================

                     VOICE MOBILITY INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements
                              March 31, 2002
                                 Unaudited

7. COMMITMENTS AND CONTINGENCIES

[a] On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV filed suit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against Voice Mobility International, Inc., Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The suit relates to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to Voice Mobility Inc.'s April 1999 reverse acquisition of Equity Capital Group, Inc., the predecessor company to Voice Mobility International, Inc. Plaintiffs allege to be creditors of Motorsports Promotions, acquiring Motorsports rights under the alleged agreement at a UCC public sale. Defendant Funkart Holdings is alleged to have been a subsidiary of Equity Capital Group during the period in question, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with Voice Mobility International, Inc. pursuant to the reverse acquisition. The suit alleges that during the period in question, Voice Mobility International, Inc. also was the alter-ego of defendant Cashman. The suit alleges breach of contract and breach of fiduciary duty and seeks compensatory damages in excess of $1,325,000, prejudgment interest and punitive damages. The Company has tendered the defense and indemnity of such claims to Mr. Cashman. Management believes that there is no substantive merit to the claims and they intend to defend the lawsuit vigorously if Mr. Cashman fails to perform the defense and indemnification obligations he has accepted. The Company has made no provision in the financial statements on the belief that the probability of a loss is remote.

[b] On December 31, 2001, a former contract employee filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia claiming breach of an implied employment contract and Stock Option Agreement by the Company. The relief sought is damages under several causes of action for an aggregate of approximately $1,825,892. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has made no provision in the financial statements on the belief that the probability of a loss is remote.

[c] On June 29, 2001, Mr. O'Flaherty resigned his position as President and Director of the Company. As part of his final settlement, Mr. O'Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, the Company will continue to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at the Company. Mr. O'Flaherty will also forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at March 31, 2002, the Company has accrued $77,630 for this matter.

7.    SUBSEQUENT EVENTS

[a] On April 10, 2002, the Company paid cash dividends of $90,186 to holders of Series B preferred stock.

[b] As at May 15, 2002, 398,585 employee stock options were forfeited according to their terms under the Second Amended and Restated 1999 Stock Option Plan.

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

Results of Operations for the Three-Month Periods ended March 31, 2002 and March
--------------------------------------------------------------------------------
31, 2001:
---------

Sales - Sales for the three-month period ended March 31, 2002 were $169,489, compared to $43,846 for the three-month period ended March 31, 2001 representing a 287% increase. Sales for the three-month period ended March 31, 2002 were from software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, wholly owned subsidiaries of Aliant Inc comprised 73% of revenues for the three months ended March 31, 2002. Sales for the three-month period ended March 31, 2001 were from recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fee. Sales to three customers comprised 95% of revenue for the three months ended March 31, 2001.

In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communications software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the three-month period ended March 31, 2002, we have recognized $20,833 of the deferred amount.

The increase in revenues, net of recognition of deferred revenue from 2000, was primarily attributable to the sales of our software license to one customers that comprised 73% of revenues for the three months ended March 31, 2002.

Cost of sales - Cost of sales were $14,311 and $3,435 for the three-month period ended March 31, 2002 and 2001 respectively, representing a 317% increase. Cost of sales for the three-month period ended March 31, 2002 is comprised of localization costs, royalty cost and the amortization of the telephony hardware and third party software and installation costs of our unified communications product at existing customer sites. Cost of sales for the three-month period ended March 31, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites.

The increase in cost of sales was primarily attributable to localization cost related to sales of our software license to one customer for the three months ended March 31, 2002.

Operating Expenses
------------------

Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $303,703 and $717,252 for the three-month periods ended March 31, 2002 and March 31, 2001 respectively representing a decrease of 58%.

The decrease of $413,549 in sales and marketing expense between the three-month period ended March 31, 2002 and 2001, is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses.

The primary reason for the remaining decrease in costs is a result of a significant cost reduction plan. We decreased personnel in our sales and marketing department by 14 persons between April 1, 2001 and March 31, 2002.

Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $331,916 and $1,232,730 respectively for the three-month periods ended March 31, 2002 and March 31, 2001 respectively representing a decrease of 73%. These costs reflect employee stock option compensation cost of $8,138 and $165,165 for the three-month periods ended March 31, 2002 and 2001 respectively.

The decrease of $743,787 (net of stock based compensation) in research and development expense between the three-month period ended March 31, 2002 and 2001, is primarily a result of a decrease in research and development personnel, data and voice transmission, and related facility costs.

Of the $743,787 decrease, $316,667 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product which was expensed for the three month period ended March 31, 2001. For the three-month period ended March 31, 2002, no such expense was incurred.

The primary reason for the remaining decrease in costs of $427,120 is a result of a significant cost reduction plan. We decreased personnel in our research and development department by 19 developers between April 1, 2001 and March 31, 2002.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $545,543 and $861,519 for the three month periods ended March 31, 2002 and March 31, 2001 respectively representing a decrease of 37%. These costs reflect employee stock option compensation cost of $nil and $20,800 for the three-month periods ended March 31, 2002 and 2001 respectively. A further $nil and $125,250 of stock option compensation cost were recorded for the three-month periods ended March 31, 2002 and 2001 respectively for stock option grants awarded to non-employees in exchange for consulting services.

The decrease of $169,926 (net of stock based compensation) in general and administrative costs between the three-month periods ended March 31, 2002 and 2001, is a result of a decrease in personnel costs, professional and legal costs, consulting fees, lease of office space, and general administrative costs. We decreased administrative personnel by 3 persons between April 1, 2001 and March 31, 2002.

Interest Income - Interest income was $3,096 and $12,154 for the three-month periods ended March 31, 2002 and 2001 respectively. For the three-month period ended March 31, 2002, we earned interest income on cash through term deposits.

Interest Expense - Our interest expense was $20,106 and $1,160 for the three-month period ended March 31, 2002 and 2001 respectively. The increase in interest expense resulted from the increase in financing activities for the three-month period ended March 31, 2002.

Income Taxes - For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Fluctuations in Annual and Quarterly Results
--------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, we had $864,568 in cash and cash equivalents and a working capital balance of $678,016.

Our operating activities resulted in net cash outflows of $827,251 for the three-month period ended March 31, 2002, $7.6 million in 2001, $5.5 million in 2000, and $2.1 million in 1999. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing activities resulted in net cash outflows of $7,317 for the three-month period ended March 31, 2002, $0.9 million in 2001, $1.9 million in 2000, and $0.5 million in 1999. The investing activities consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our growing employee headcount, and our research and development needs including test equipment. At March 31, 2002, we did not have any material commitments for future capital expenditures.

During the first quarter of 2001, we received $1.8 million in proceeds from the release of preferred stock from escrow and during the year we received $0.4 million from the sale of our common stock to employees through our employee stock option plan.

In February 2001, we entered into a three year development agreement with Innovatia Inc., a shareholder and a wholly owned subsidiary of Aliant Inc. The agreement is to develop a carrier-classified unified communications product that will become Aliant's primary hosted messaging solution for business and residential customers. In consideration of the services provided, we had originally agreed to pay quarterly fees based directly on the value of the work performed beginning February 2001. We had the option to elect to pay for some or all of the services in cash or common shares. On December 28, 2001, we agreed to settle the value of the services provided to date by Innovatia of $1.7 million in the form of a promissory note bearing interest at prime plus 1%. The promissory note is repayable in quarterly payments over the term commencing July 2002 and for the ten consecutive quarters thereafter. We have the option to elect to settle some or all of the amounts owing in cash or common shares. On December 28, 2001, we also issued 500,000 common shares to Innovatia at a market price of $0.26 per share as partial payment of the promissory note.

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

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate significant revenues from Tier I telecommunications providers in 2002 from revenues generated through the replacement of legacy voice mail systems. Such revenues will afford us the ability to fund a portion of our daily operations and service our debt obligations, however, it is reasonably likely that we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. There are no assurances that we will be successful in achieving these objectives. In addition, as a result of the current slowdown in capital spending by telecommunications service providers, revenues from service providers may be adversely affected more than we currently project. Based on current projections, if we are unable to increase revenues over historical levels, we will have negative cash flows in excess of $3 million for the balance of fiscal 2002 and we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. To date, we have incurred significant operating losses that raise substantial doubt about our ability to raise funds and to continue as a going concern.

Inflation has not had a significant effect to date on our results of operations.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On August 8, 2001, Sharon Ho commenced an action in the Superior Court of California against Voice Mobility International, Inc. and the predecessor corporation, Equity Capital Group, to recover damages as a result of an alleged breach of contract. On October 10, 2001, we entered into an indemnification agreement with the former majority shareholder of Equity Capital Group to indemnify us against any claims or liabilities that existed prior to the April 1, 1999 and June 1, 1999 share purchase agreements. Also on October 10, 2001, we entered into a settlement agreement with the former majority shareholder of Equity Capital Group. Under the agreement, the former shareholder is to pay us $290,000 to cover the costs of the Sharon Ho settlement and additional related legal expenses. The settlement amount is to be paid in set installments from October 10, 2001 to October 25, 2002. In addition to the indemnification and settlement agreements, Voice Mobility International, Inc. has also obtained a security agreement, a guaranty agreement and a stock pledge agreement to further protect and collateralize its position. On October 15, 2001, a settlement agreement and mutual release was signed between the Voice Mobility International, Inc. and Ms. Ho. The settlement agreement sets forth payments owing to Ms. Ho by Voice Mobility in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002. On March 8, 2002, a shareholder and Director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the settlement amount related to Voice Mobility and the former majority shareholder of Equity Capital Group.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 6, 2002, in connection with the exercise of 500,000 VM Canada Exchangeable Shares by a holder of such Exchangeable Shares, we issued 500,000 common shares. There was no cash or other consideration involved in this transaction as it was an exchange only.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

1) On January 4, 2002, we filed a report on Form 8-K relating to a press release issued on January 4, 2002 announcing that we completed two arrangements designed to reduce the number of common shares outstanding on a fully diluted basis.

2) On February 5, 2002, we filed a report on Form 8-K relating to a press release issued on February 1, 2002 announcing a re-alignment of our business to reduce expenses.

3) On March 1, 2002, we filed a report on Form 8-K relating to a press release issued on March 1, 2002 announcing the appointment of Don Calder to our Board of Directors and the resignation of John Curry as a Director.


                                       SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VOICE MOBILITY INTERNATIONAL, INC.
(Registrant)

                           By: /s/Randy G. Buchamer
                               ----------------------------
                               Randy G. Buchamer
                               Chief Executive Officer and Chairman of the Board Principal Executive Officer


                           By: /s/James Hewett
                              -----------------------------
                              James Hewett,
                              Chief Financial Officer and
                              Principal Accounting Officer


Dated: May 15,2002