Form 10-Q
period 2002-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2002-08-14
CIK 1094816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

  [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2002.

                                       or

       [ ] Transition report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934.

                 For the transition period from              to

                         Commission File Number: 0-27387


                       VOICE MOBILITY INTERNATIONAL, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

 36,974,448 shares of Common stock and common stock equivalents as of August 14,
                                      2002

                       VOICE MOBILITY INTERNATIONAL, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

    a)   Consolidated Balance Sheets - June 30, 2002 and December 31, 2001
    b) Consolidated Statements of Operations - Three-Months Ended June 30, 2002 and 2001 and Six-Months Ended June 30, 2002 and 2001
    c) Consolidated Statements of Cash Flows - Six-Months Ended June 30, 2002 and 2001
    d)   Notes to the Consolidated Financial Statements - June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 99.1 Certification of Chief Executive Officer

Exhibit 99.2 Certification of Chief Financial Officer

                     PART I: FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Voice Mobility International, Inc.

                       CONSOLIDATED BALANCE SHEETS
                (Unaudited - Expressed in U.S. Dollars)

As at                                                  June 30,   December 31,
                                                         2002         2001
                                                          $            $
-------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                   414,757   1,732,200
Accounts receivable [net of allowance for doubtful debts:
  June 30, 2002 - $8,209; December 31, 2001 - $26,014]      847,290     222,268
Other receivables                                              -        266,881
Notes receivable (Note 3)                                   222,500     232,500
Prepaid expenses                                             66,474     100,850
-------------------------------------------------------------------------------
Total current assets                                      1,551,021   2,554,699

Property and equipment [net of accumulated
  amortization: June 30, 2002 - $2,108,398;
  December 31, 2001 - $1,552,084]                         1,282,333   1,780,935
-------------------------------------------------------------------------------
                                                          2,833,354   4,335,634
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable                                            307,578     445,936
Accrued liabilities                                         152,542      57,062
Employee related payables                                    84,880     182,154
Notes payable (Note 3)                                       30,000     205,000
Deferred revenue                                            819,487     158,584
Series A promissory notes payable (Note 4)                  428,891        -
-------------------------------------------------------------------------------
Total current liabilities                                 1,823,378   1,048,736

Promissory note payable (Note 5)                          1,642,029   1,575,930
-------------------------------------------------------------------------------
Total liabilities                                         3,465,407   2,624,666
-------------------------------------------------------------------------------
Commitments and contingencies (Note 8)

Stockholders' equity (deficiency) (Note 7)
Common stock, $0.001 par value, authorized 100,000,000
  28,811,282 outstanding [December 31, 2001 -
    27,648,782]                                              28,812      27,649
Preferred stock, $0.001 par value, authorized
 1,000,000
  Series A Preferred stock issued and outstanding, 1              1           1
  Series B Preferred stock issued and outstanding,
   585,698                                                      586         586
Additional paid-in capital                               31,337,352  31,323,354
Accumulated deficit                                     (31,901,767)(29,563,804)
Other accumulated comprehensive income                      (97,037)    (76,818)
-------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                    (623,053)  1,710,968
-------------------------------------------------------------------------------
                                                          2,833,354   4,335,634
===============================================================================
See accompanying notes

Voice Mobility International, Inc.


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited - Expressed in U.S. Dollars)


                                                     Three Months ended                              Six Months ended
                                                           June 30                                        June 30
                                                 2002                   2001                   2002                   2001
                                                 $                      $                      $                      $
---------------------------------------------------------------------------------------------------------------------------
Sales                                           23,842                 33,886                193,330                 77,732
Cost of sales                                      130                  4,823                 14,440                  8,258
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                                    23,712                 29,063                178,890                 69,474
---------------------------------------------------------------------------------------------------------------------------

Operating expenses
Sales and marketing                            278,382                641,563                582,085              1,358,815
Research and development                       263,007              1,441,404                594,923              2,674,135
General and administrative                     667,473              1,053,672              1,213,016              1,915,191
---------------------------------------------------------------------------------------------------------------------------
                                             1,208,862              3,136,639              2,390,024              5,948,141
---------------------------------------------------------------------------------------------------------------------------
Loss from operations                         1,185,150              3,107,576              2,211,134              5,878,667
Interest income                                 (1,459)                (5,415)                (4,555)               (17,569)
Interest expense                                21,092                163,545                 41,198                164,705
(Gain) loss on embedded foreign currency
  derivative                                      -                   (69,000)                  -                   141,000
---------------------------------------------------------------------------------------------------------------------------
Net loss for the period                      1,204,783              3,196,706              2,247,777              6,166,803
Foreign currency translation gains (losses)    (19,742)                47,095                (20,219)               (32,873)
---------------------------------------------------------------------------------------------------------------------------
Comprehensive loss for
  the period                                 1,224,525              3,149,611              2,267,996              6,199,676
===========================================================================================================================
Loss per share (Note 7[d])
Basic and diluted loss per share                 (0.04)                 (0.12)                 (0.07)                 (0.22)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Voice Mobility International, Inc.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited - Expressed in U.S. Dollars)

For the six months ended,                          June 30,           June 30,
                                                     2002               2001
                                                      $                  $
-------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for the period                                (2,247,777)   (6,166,803)
Non-cash items included in net loss
   Amortization                                           533,959       406,977
   Stock based compensation                                15,160       414,822
   Bad debt expense                                       (20,049)        6,580
   Loss on embedded foreign currency derivative              -          141,000
   Loss on disposal of property and equipment              14,356          -
-------------------------------------------------------------------------------
                                                       (1,704,351)   (5,197,424)
Net change in operating assets and liabilities             53,915     1,316,415
-------------------------------------------------------------------------------
Cash used in operating activities                      (1,650,436)   (3,881,009)
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                        (45,456)     (702,070)
Proceeds on sale of property and equipment                 47,904          -
-------------------------------------------------------------------------------
Cash provided (used) in investing activities                2,448      (702,070)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Cash proceeds from Series A promissory notes payable      428,891     1,402,235
Net repayments of promissory note payable                 (13,192)         -
Cash proceeds on issuance of special warrants, net           -          581,960
Cash proceeds on release of preferred stock from escrow      -        1,757,093
Cash proceeds on exercise of options                         -          396,250
Dividends paid on preferred stock                         (90,186)         -
-------------------------------------------------------------------------------
Cash provided by financing activities                     325,513     4,137,538
-------------------------------------------------------------------------------

Effect of foreign currency on cash                          5,032        (2,732)
-------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents       (1,317,443)     (448,273)
Cash and cash equivalents, beginning of period          1,732,200       602,527
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  414,757       154,254
===============================================================================
See accompanying notes

                       VOICE MOBILITY INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                                 June 30, 2002
                                   Unaudited

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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

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

The Company incurred an operating loss of $2,211,134 for the six-months ended June 30, 2002 [June 30, 2001 - $5,878,667] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financing. Management plans to continue to seek other sources of financing on favorable terms in addition to the $506,155 raised through a series of equity private placements in July 2002 as described in Note 9 [c], [d] and [e]. However, there are no firm commitments for any other additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. Management expects revenues to increase in 2002 from the deployment of the unified communications software product which will afford the Company the ability to fund its daily operations and service its debt obligations. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived 92% [six months ended June 30, 2001 - 80%] of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 8% [six months ended June 30, 2001 - 20%] of its revenues from sales by its US operations. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, wholly owned subsidiaries of Aliant Inc. comprised 64% of revenues for the six months ended June 30, 2002. Sales to three customers comprised 86% of revenues for the six-months ended June 30, 2002. Sales to three customers comprised 94% of revenues for the six-months ended June 30, 2001.

3. NOTES RECEIVABLE AND PAYABLE

On August 8, 2001, a plaintiff commenced an action in the Superior Court of California against the Company and the predecessor corporation, Equity Capital Group, Inc. ("ECG"), to recover damages as a result of an alleged breach of contract. On October 15, 2001, a settlement agreement and mutual release was signed between the Company and the above noted plaintiff. The settlement agreement sets forth payments owing to the plaintiff by the Company in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002 of which the Company has paid $222,500 as at June 30, 2002.

Prior to signing the plaintiff settlement agreement, the Company signed an indemnification agreement on October 10, 2001 with the former majority shareholder of ECG to indemnify the Company against this claim and any other claims or liabilities that existed prior to the reverse acquisition of ECG. Subsequent to signing the indemnification agreement, the Company and the former majority shareholder of ECG signed a settlement agreement, a security agreement and a stock pledge agreement. In accordance with the settlement agreement, the former shareholder is to pay the Company $290,000 to cover the costs of the plaintiff settlement and additional related legal expenses. The settlement amount is to be paid in set installments from October 10, 2001 to October 25, 2002. The security and stock pledge agreements are in place to further collateralize the Company's position in addition to the indemnification agreement. As at June 30, 2002, the former shareholder was delinquent in scheduled payments to the Company totaling $120,000.

On March 8, 2002, a shareholder and Director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.


4. SERIES A PROMISSORY NOTES PAYABLE

On June 28, 2002, the Company issued an aggregate of $428,891 (Cdn.$650,000) of Series A promissory notes to four shareholders. The notes are repayable on the earlier of June 27, 2003, or if the Company's revenues plus the net proceeds of any debt or equity financing exceed Cdn.$2,500,000, or if the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than Cdn.$2,500,000. The notes bear interest at a rate of 8% per annum, such interest being payable quarterly and the notes are subject to a repayment premium equal to 15% of the outstanding principal balance.

5. PROMISSORY NOTE PAYABLE

A promissory note is due to Innovatia Inc. ("Innovatia"), an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. ("Aliant") for development services provided from February 1, 2001 to December 31, 2001.

The promissory note bears interest at prime plus 1% (prime rate at June 30, 2002 was 4.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $142,314 (Cdn $226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $142,314 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $142,314 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $142,314 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note, other than for the 500,000 common shares issued on December 28, 2001 and for up to 2,000,000 shares of common stock that was approved by shareholders at the Company's Annual General Meeting held on June 13, 2002. If such approval is not obtained, the Company can only repay the promissory note in cash.

6. DEVELOPMENT AGREEMENT

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

7. SHARE CAPITAL

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

On June 11, 2002, a holder of Exchangeable Shares exchanged 662,500 Exchangeable Shares into 662,500 common shares of the Company for no additional consideration.

As at June 30, 2002 the holders of the Exchangeable Shares are entitled to 5,437,500 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b]   Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

                                                               Options Outstanding
                                                 -------------------------------------------------
                                                                                       Weighted
                                  Shares Available         Number         Price         Average
                                      for Grant          of Shares      per Share   Exercise Price
---------------------------------------------------------------------------------------------------
Balance, December 31, 2001          2,100,609         6,444,936        0.35 - 7.25     $2.16
Options granted                      (810,000)          810,000        0.18            $0.18
Options forfeited                   1,840,721        (1,840,721)       0.18 - 6.88     $2.03
---------------------------------------------------------------------------------------------------
Balance, June 30, 2002              3,131,330         5,414,215        0.18 - 7.25     $1.92
===================================================================================================

[c]   Warrants

As at June 30, 2002, the Company has the following common stock warrants outstanding:


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

[d]   Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods ended:

                                                Three Months ended                  Six Months ended
                                                      June 30                           June 30
                                                2002             2001             2002             2001
                                                 $                $                $                $
-----------------------------------------------------------------------------------------------------------
Numerator:
Net loss for the period                       (1,204,783)      (3,196,706)      (2,247,777)      (6,166,803)
Reduction of beneficial conversion feature
 on retraction of 80,969 Series B preferred
 stock                                              -                -                -             109,550
Dividends paid on preferred stock                (90,186)            -             (90,186)            -
-----------------------------------------------------------------------------------------------------------
Net loss attributable to holders of common
 stock and common stock equivalents           (1,294,969)      (3,196,706)      (2,337,963)      (6,057,253)
-----------------------------------------------------------------------------------------------------------

Denominator:
Weighted average number of common stock
 outstanding                                  28,294,386       20,631,348       28,045,191       20,499,057
Weighted average number of common stock
 issuable on exercise of exchangeable shares   5,954,396        6,600,000        6,203,591        6,600,000
-----------------------------------------------------------------------------------------------------------
Average number of common stock and
 common stock equivalents outstanding         34,248,782       27,231,348       34,248,782       27,099,057
-----------------------------------------------------------------------------------------------------------

Loss per share:
Basic and diluted loss per share                   (0.04)           (0.12)           (0.07)           (0.22)
-----------------------------------------------------------------------------------------------------------

8. COMMITMENTS AND CONTINGENCIES

[a] On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV filed suit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against Voice Mobility International, Inc., Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The suit relates to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to Voice Mobility Inc.'s April 1999 reverse acquisition of Equity Capital Group, Inc., the predecessor company to Voice Mobility International, Inc. Plaintiffs allege to be creditors of Motorsports Promotions, acquiring Motorsports rights under the alleged agreement at a UCC public sale. Defendant Funkart Holdings is alleged to have been a subsidiary of Equity Capital Group during the period in question, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with Voice Mobility International, Inc. pursuant to the reverse acquisition. The suit alleges that during the period in question, Voice Mobility International, Inc. also was the alter-ego of defendant Cashman. The suit alleges breach of contract and breach of fiduciary duty and seeks compensatory damages in excess of $1,325,000, prejudgment interest and punitive damages. The Company has tendered the defense and indemnity of such claims to Mr. Cashman. Management believes that there is no substantive merit to the claims and they intend to defend the lawsuit vigorously if Mr. Cashman fails to perform the defense and indemnification obligations he has accepted. The Company has accrued $25,000 as final settlement for this matter. See Note 9[a].

[b] On December 31, 2001, a former contract employee filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia claiming breach of an implied employment contract and Stock Option Agreement by the Company. The relief sought is damages under several causes of action for an aggregate of approximately $1,825,892. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has made no provision in the financial statements on the belief that the probability of a loss is remote. Any amount the Company may be obligated to pay, if any, in connection with this claim will be recorded in the period the claim is resolved.

[c] On June 29, 2001, Mr. O'Flaherty resigned his position as President and Director of the Company. As part of his final settlement, Mr. O'Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, the Company will continue to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at the Company. Mr. O'Flaherty will also forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at June 30, 2002, the Company has accrued $54,412 for this matter.

9. SUBSEQUENT EVENTS

[a] On July 1, 2002, the Company settled the Manschot Opportunity Fund, LP suit for $25,000 and was fully released from all plaintiff's claims. See note 8[a].

[b] On July 4, 2002, the Company paid cash dividends of $28,475 to holders of Series B preferred stock.

[c] On July 26, 2002, the Company issued 500,000 units, at $0.18 per unit for gross cash proceeds of $90,000. Each unit comprises one share of common stock and one non-transferable warrant, entitling the holder to one common share, exercisable at $0.25 at any time up to July 26, 2005.

[d] On July 31, 2002, the Company issued 755,333 units, at Cdn$0.30 per unit for gross cash proceeds of $143,155 (Cdn$226,600). Each unit comprises one share of common stock and one half of one non-transferable warrant, entitling the holder to one common share, exercisable at Cdn$0.45 at any time up to July 31, 2003.

[e] On July 31, 2002, the Company issued 1,400,000 units, at $0.195 per unit for gross cash proceeds of $273,000. Each unit comprises one share of common stock and one half of one non-transferable warrant, entitling the holder to one common share, exercisable at $0.30 at any time up to July 31, 2003, upon giving 61 days notice.

[f] As at August 14, 2002, 24,333 employee stock options were forfeited according to their terms under the Second Amended and Restated 1999 Stock Option Plan.

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

Voice Mobility International, Inc. is a Nevada corporation engaged in the development and sales and marketing of unified voice messaging software through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility
(US) Inc. Our Enhanced Messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The principal geographic markets include North America, Europe and Asia.

All references to "$" or "dollars" refer to U.S. Dollars.

Results of Operations for the three-month periods ended June 30, 2002 and June
------------------------------------------------------------------------------
30, 2001:
--------

Sales - Sales for the three-month period ended June 30, 2002 were $23,842, compared to $33,886 for the three-month period ended June 30, 2001 representing a 30% decrease. Sales for the three-month period ended June 30, 2002 were for recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales for the three-month period ended June 30, 2001 were for recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fee.

In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communication software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the three-month period ended June 30, 2002, we have recognized $20,833 of the deferred amount.

The decrease in revenues, net of recognition of deferred revenue from 2000, was primarily attributable to the sales of mailbox subscriptions to three more customers for the three months ended June 30, 2001 compared to the three months ended June 30, 2002.

Cost of sales - Cost of sales were $130 and $4,823 for the three-month periods ended June 30, 2002 and 2001 respectively, representing a 97% decrease. Cost of sales for the three-month period ended June 30, 2002 is comprised of royalty costs. Cost of sales for the three-month period ended June 30, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites.

The decrease in cost of sales was primarily attributable to the decrease in amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites for the three months ended June 30, 2002.

Operating Expenses
------------------

Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $278,382 and $641,563 for the three-month periods ended June 30, 2002 and June 30, 2001 respectively representing a decrease of 57%.

The decrease of $363,181 in sales and marketing expense between the three-month period ended June 30, 2002 and 2001, is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses.

The primary reason for the remaining decrease in costs is a result of a significant cost reduction plan. We decreased personnel in our sales and marketing department by 15 persons between April 1, 2001 and June 30, 2002.

Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $263,007 and $1,441,404 for the three-month periods ended June 30, 2002 and 2001 respectively representing a decrease of 82%. These costs reflect employee stock option compensation cost of $6,033 and $88,607 for the three-month periods ended June 30, 2002 and 2001 respectively.

The decrease of $1,095,823 (net of stock based compensation) in research and development expense between the three-month period ended June 30, 2002 and 2001, is primarily a result of a decrease in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

Of the $1,095,823 decrease, $475,000 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product which was expensed for the three month period ended June 30, 2001. For the three month period ended June 30, 2002, no such expense was incurred.

The primary reason for the remaining decrease in costs of $620,823 is a result of a significant cost reduction plan. We have decreased personnel in our research and development department by 32 developers between April 1, 2001 and June 30, 2002.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $667,473 and $1,053,672 for the three-month periods ended June 30, 2002 and 2001 respectively, representing a decrease of 37%. These costs reflect employee stock option compensation cost of $nil and $15,000 for the three-month periods ended June 30, 2002 and 2001 respectively.

The decrease of $371,199 (net of stock based compensation) in general and administrative costs between the three-month periods ended June 30, 2002 and 2001, is primarily a result of a decrease in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

Interest Income - Interest income was $1,459 and $5,415 for the three-month periods ended June 30, 2002 and 2001 respectively. For the three month period ended June 30, 2002, we earned interest income on cash through term deposits.

Interest Expense - Our interest expense was $21,092 and $163,545 for the three-month period ended June 31, 2002 and 2001 respectively. Our interest expense is primarily related to short-term debt.

Income Taxes - For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Results of Operations for the six-month periods ended June 30, 2002 and June 30,
--------------------------------------------------------------------------------
2001:
-----

Sales - Sales for the six-month period ended June 30, 2002 were $193,330 compared to $77,732 for the six-month period ended June 30, 2001, representing a 149% increase. Sales for the six-month period ended June 30, 2002 were for software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales for the six-month period ended June 30, 2001 were from recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fee.

In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communications software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the six-month period ended June 30, 2002, we have recognized $41,667 of the deferred amount.

The increase in revenues, net of recognition of deferred revenue from 2000, was primarily attributable to the sales of our software license to one customer comprised 65% of revenues for the six months ended June 30, 2002.

Cost of sales - Cost of sales for the six-month period ended June 30, 2002 is comprised of the localization costs, royalty cost and amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites. Cost of sales for the six-month period ended June 30, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites. Cost of sales were $14,440 and $8,258 for the six-month periods ended June 30, 2002 and 2001 respectively, representing a 75% increase.

The increase in cost of sales was primarily attributable to localization cost related to sales of our software license to one customer for the six months ended June 30, 2002.

Operating Expenses
------------------

Sales & Marketing - Our sales and marketing costs consists primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $582,085 and $1,358,815 for the six-month periods ended June 30, 2002 and June 30, 2001 respectively representing a decrease of 57%.

The decrease of $776,730 in sales and marketing expense between the six-month period ended June 30, 2002 and 2001 is a result of a decrease in sales and marketing personnel, advertising and promotions, travel, consulting fees, and general sales and marketing expenses.

The primary reason for the remaining decrease in costs is a result of a significant cost reduction plan. We decreased personnel in our sales and marketing department by 15 persons between April 1, 2001 and June 30, 2002.

Research and Development - Our research and development costs were $594,923 and $2,674,135 for the six-month periods ended June 30, 2002 and 2001 respectively representing a decrease of 78%. These costs reflect employee stock option compensation cost of $14,171 and $253,772 for the six-month periods ended June 30, 2002 and 2001 respectively.

The decrease of $1,839,611 (net of stock based compensation) between the six-month period ended June 30, 2002 and 2001 is primarily a result of a decrease in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

Of the $1,839,611 decrease, $791,667 is a result of an agreement dated February 27, 2001 with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product which was expensed for the six month period ended June 30, 2001. For the six month period ended June 30, 2002, no such expense was incurred.

The primary reason for the remaining decrease in costs of $1,047,944 is a result of a significant cost reduction plan. We have decreased personnel in our research and development department by 32 developers between April 1, 2001 and June 30, 2002.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,213,016 and $1,915,191 for the six-month periods ended June 30, 2002 and 2001 respectively representing a 37% decrease. These costs reflect employee stock option compensation cost of $nil and $35,800 for the six-month periods ended June 30, 2002 and 2001 respectively. A further $nil and $125,250 of stock options compensation cost were recorded for the six-month periods ended June 30, 2002 and 2001 respectively for stock option grants awarded to non-employees in exchange for consulting services.

The decrease of $541,125 (net of stock based compensation) in general and administrative costs between the six-month periods ended June 30, 2002 and 2001, is primarily a result of a decrease in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

Interest Income - Interest income was $4,555 and $17,569 for the six- month periods ended June 30, 2002 and 2001 respectively. For the six month period ended June 30, 2002, we earned interest income on cash through term deposits.

Interest Expense - Our interest expense was $41,198 and $164,705 for the six-month period ended June 31, 2002 and 2001 respectively. Our interest expense is primarily related to short-term debt.

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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2002, we had $414,757 in cash and cash equivalents and a working capital deficiency of $272,357.

Our operating activities resulted in net cash outflows of $1.7 million for the six-month period ended June 30, 2002. Operating activities resulted in net cash outflows for the years ended December 31, 2001, 2000 and 1999 of $7.6 million, $5.5 million and $2.1 million respectively. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing activities resulted in net cash inflows of $2,448 for the six-month period ended June 30, 2002. Investing activities resulted in net cash outflows for the years ended December 31, 2001, 2000 and 1999 of $0.9 million, $1.9 million and $0.5 million respectively. The investing activities consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our growing employee headcount, and our research and development needs including test equipment. At June 30, 2002, we did not have any material commitments for future capital expenditures.

In February 2001, we entered into a three year development agreement with Innovatia Inc., a shareholder and a wholly owned subsidiary of Aliant Inc. The agreement is to develop a carrier-classified unified communications product that will become Aliant's primary hosted messaging solution for business and residential customers. In consideration of the services provided, we had originally agreed to pay quarterly fees based directly on the value of the work performed beginning February 2001. We had the option to elect to pay for some or all of the services in cash or common shares. On December 28, 2001, we agreed to settle the value of the services provided to date by Innovatia of $1.7 million in the form of a promissory note bearing interest at prime plus 1%. The promissory note is repayable in quarterly payments over the term commencing July 2002 and for the ten consecutive quarters thereafter. We have the option to elect to settle some or all of the amounts owing in cash or common shares. On December 28, 2001, we also issued 500,000 common shares to Innovatia at a market price of $0.26 per share as partial payment of the promissory note. At our Annual General Meeting held on June 13, 2002, shareholders approved the issuance of up to 2,000,000 share of common stock to be issued to Innovatia Inc. as payment against the promissory note.

On March 4, 2002, we renegotiated the remaining term of the February 2001 development agreement with Innovatia. The term of the revised agreement is for the period January 1, 2002 to December 31, 2003. Innovatia will continue to provide the originally agreed services, however, in consideration of the services provided, we have agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross revenue received for the sale of our products globally within the quarter.

In June 2002, we received $0.4 million from the issuance of promissory notes bearing interest at 8% per annum payable quarterly plus a repayment premium of 15%. The proceeds from the promissory notes were applied towards working capital purposes.

In June 2002, we entered into a three year software license agreement with Aliant Telecom Inc. Aliant is the parent of Innovatia Inc., a shareholder of the company. The license agreement is a joint development agreement with Aliant involving voicemail replacement, product development and product deployment strategies to help us develop a first class carrier grade unified communication software product to be marketed to carriers worldwide. As part of the agreement, Aliant agreed to pay us $1.125 million as an initial payment. The initial payment is to be applied towards the projected deployment of mailboxes in Year 1 of the contract.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate significant revenues from Tier I telecommunications providers in 2002 from revenues generated through the replacement of legacy voice mail systems. Our contract with Aliant will provide us with $1.125 million as an initial payment to be applied towards the projected deployment of mailboxes in Year 1 of the contract. Such payments will afford us the ability to fund a portion of our daily operations and service our debt obligations. However, if we do not secure additional revenue beyond the Aliant contract, we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. There are no assurances that we will be successful in achieving these objectives. In addition, as a result of the current slowdown in capital spending by telecommunications service providers, revenues from other service providers may be adversely affected more than we currently project. Based on current projections, if we are unable to increase revenues over historical levels, we will have negative cash flows in excess of $1.8 million for the balance of fiscal 2002 and we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. To date, we have incurred significant operating losses that raise substantial doubt about our ability to raise funds and to continue as a going concern.

Inflation has not had a significant effect to date on our results of operations.

Risk Factors

OUR BUSINESS FACES SIGNIFICANT RISKS. THE RISKS DESCRIBED BELOW MAY NOT BE THE ONLY RISKS WE FACE. ADDITIONAL RISKS THAT WE DO NOT YET KNOW OF OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. INVESTMENT IN OUR SECURITIES IS SPECULATIVE. ONE OR MORE OF THESE RISKS COULD CAUSE OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK TO SUFFER AND YOU COULD LOSE ALL OR PART OF THE MONEY YOU INVESTED IN OUR SECURITIES.

The following risks and uncertainties could affect our operating results and financial condition and could cause our actual results to differ materially from our historical results.

Our Business Model is in Its Early Stages and May Not Be Successful.

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

We May Not Be Able to Obtain Adequate Financing to Implement Our Growth Strategy

Successful implementation of our growth strategy may require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required. We have incurred significant operating losses that raises substantial doubt about our ability to raise additional financing and to continue as a going concern. Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy. Should we be able to obtain additional capital, we can make no assurance that it will not result in the dilution in the ownership and control of our existing shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of common stock.

We Are Located in Canada but a Majority of our Revenues are denominated in U.S. Dollars, Which Subjects Us to Risks in Exchange Rate Fluctuations.

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

We Hold No Patents on Our Technology.

We do not have and do not intend to apply for patents on our products. We rely on trade secrets to protect our intellectual property. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection might be out of date by the time the patent were to be granted.

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

Because Our Officers and Directors Are Canadian, It May be Difficult to Enforce Civil Liabilities Under the US Federal Securities Laws Against Them

All of our directors and officers reside outside the United States. Therefore, it may be difficult to serve process upon them in the United States or to collect upon a judgment obtained in the United States against them. Our Canadian counsel has advised us that there is doubt as to the enforceability of liabilities predicated on U.S. federal securities laws determined in original actions in the Province of British Columbia; and judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws in the courts of the Province of British Columbia.

Moreover, no treaty exists between the United States and Canada for the reciprocal enforcement of foreign court judgments. Consequently, claimants may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

We Are Currently Dependent on a Limited Number of Customers

Sales to one customer, Aliant, Inc., comprised 64% of our revenues for the six months ended June 30, 2002. Sales to three customers comprised 86% of revenues for the six months ended June 30, 2002. Sales to three customers comprised 94% of revenues for the six months ended June 30, 2001. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base, our business, financial condition and results of operations would be materially and adversely affected.

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

We are Exposed to General Economic Conditions.

As a result of recent unfavorable economic conditions, revenues and spending within the North American telecommunications industry have been adversely affected. If the economic conditions in North America continue or worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

Economic Conditions in the United States, Canada, and Globally, Affecting the Telecommunications Industry, as well as other Trends and Factors Affecting the Telecommunications Industry, Are Beyond our Control and May Result in Reduced Demand and Pricing Pressure on our Products.

There are trends and factors affecting the telecommunications industry, which are beyond our control and may affect our operations. Such trends and factors include:

o adverse changes in the public and private equity and debt markets and our ability, as well as the ability of our customers and suppliers, to obtain financing or to fund working capital and capital expenditures;
o adverse changes in the credit ratings of our customers, potential customers and suppliers;
o adverse changes in the market conditions in our industry and the specific markets for our products;
o visibility to, and the actual size and timing of, capital expenditures by our customers and potential customers;
o inventory practices, including the timing of product and service deployment, of our customers and potential customers;
o policies of our customers and potential customers regarding utilization of single or multiple vendors for the products they purchase;
o the overall trend toward industry consolidation and rationalization among our customers, potential customers, competitors, and suppliers;
o conditions in the broader market for communications products, including data networking products and computerized information access equipment and services;
o   the effects of war and acts of terrorism.

Economic conditions affecting the telecommunications industry, which affect market conditions in the telecommunications and networking industry, in the United States, Canada and globally, affect our business. Reduced capital spending and/or continued negative economic conditions in the United States, Canada, Europe, Asia, Latin America and/or other areas of the world could result in reduced demand for or pricing pressure on our products.

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

Future Sales of Our Common Stock May Cause Our Stock Price to Decline.

As of August 14, 2002, we had outstanding approximately 36,974,448 common share equivalents, consisting of 31,536,948 shares of common stock, 5,437,500 shares of common stock issuable on conversion of all outstanding exchangeable shares, represented by one Series A preferred stock. Generally all of the 8,418,000 shares issued in April 1999 under Rule 504 of the Securities Act of 1933, as amended, are freely tradable, as are 453,756 shares issued under Rule 504 prior to April 1999 and 954,455 shares issued upon the exercise of options granted under our Second Amended and Restated 1999 Stock Option Plan.

The remaining 21,710,737 outstanding shares have not been registered under the Securities Act and therefore are treated as "restricted securities" and may be publicly sold in the United States only if registered or if the sale is made in accordance with an exemption from registration, such as Rule 144 under the Securities Act. Under these exemptions, however, substantially all of the 21,710,737 shares generally will be eligible for resale in the United States without registration one year from the date of purchase. This may adversely affect the market price of our shares and could affect the level of trading of such shares.

As of August 14, 2002, warrants to purchase an aggregate of 7,152,667 shares were outstanding. We intend to register under the Securities Act the shares of common stock issuable upon exercise of such warrants. On April 11, 2000, we registered under the Securities Act 5,000,000 shares reserved for issuance under our 1999 Stock Option Plan, of which 954,455 shares have been issued pursuant to exercise. On September 13, 2000, we registered an additional 5,000,000 shares reserved for issuance under this plan. When issued, all of these shares generally will be freely tradable.

The sale of a significant number of shares, or the perception that such sales could occur, could adversely affect prevailing market prices for the shares and could impair our future ability to raise capital through an offering of equity securities.

Our Common Stock Is Illiquid and Subject to Price Volatility Unrelated to Our Operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board, The Toronto Stock Exchange and the Frankfurt Stock Exchange. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telephony companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A Decline in the Price of Our Common Stock Could Adversely Impact Our
Operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations.

Our Articles of Incorporation and Bylaws and Nevada Law Contain Provisions that Could Delay or Prevent a Change of Control and Could Limit the Market Price of Our Common Stock.

Our authorized capital stock consists of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To date, 1 share of Series A preferred stock has been designated and is issued and outstanding and, 666,667 shares of Series B preferred stock have been designated, of which 585,698 are issued and outstanding. Our board of directors, without any action by shareholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

The Market for Our Common Stock is Adversely Affected by the "Penny Stock" Rules

Our common stock is currently defined as a "penny stock" under the Securities Exchange Act of 1934, as amended, and rules of the SEC. The penny stock rules affect the ability of broker-dealers to make a market in or trade our shares and may also affect the ability of purchasers of shares to resell those shares in the public market. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Quotation on the OTC Bulletin Board and the Toronto Stock Exchange is not sufficient to avoid being treated as a "penny stock." The Exchange Act and such penny stock rules generally impose additional sales practices and disclosure requirements on broker-dealers who sell our securities to persons other than "accredited investors" or in transactions not recommended by the broker-dealer. The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

NASD Sales Practice Requirements Adversely Affect the Market for Our Common
Stock

In addition to the "Penny Stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer,a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, and this has an adverse effect on the market for our shares. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.

We are Subject to Further Dilution if We Elect to Pay Fees to Innovatia in Common Stock

On February 27, 2001, the Company entered into a three-year development agreement with Innovatia Inc. ("Innovatia"), an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. ('Aliant"). The purpose of the agreement is to develop a carrier-classified unified communications product to which the Company will have exclusive title. Under the agreement, Innovatia will license certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration of the services provided, the Company agreed to pay $5.7 million over three years in quarterly installments of $475,000 commencing the quarter ended April 30, 2001. The Company had the option to pay for some or all of the services in cash or common shares. It is the Company's intention to negotiate a non-exclusive licensing agreement with Aliant for use of the product.

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

In accordance with the requirements of the Toronto Stock Exchange, the issuance of these common shares resulted in an equivalent reduction in the number of common shares reserved for issuance under the Company's current stock option plan.

The promissory note bears interest at prime plus 1% (prime rate at June 30, 2002 was 4.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $142,314 (Cdn $226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $142,314 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $142,314 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $142,314 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note, other than for the 500,000 common shares issued on December 28, 2001 and for up to 2,000,000 shares of common stock that was approved by shareholders at the Company's Annual General Meeting held on June 13, 2002. If such approval is not obtained, the Company can only repay the promissory note in cash. If all or a significant portion of these payments were made in shares, this would result in substantial additional dilution in the future.


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

On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV filed suit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against Voice Mobility International, Inc., Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The suit related to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to Voice Mobility Inc.'s April 1999 reverse acquisition of Equity Capital Group, Inc., the predecessor company to Voice Mobility International. Plaintiffs alleged to be creditors of Motorsports Promotions, acquiring Motorsports' rights under the alleged agreement at a UCC public sale. Defendant Funkart Holdings was alleged to have been a subsidiary of Equity Capital Group during the period in question, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with Voice Mobility International, pursuant to the reverse acquisition. The suit alleged that during the period in question, Voice Mobility International also was the alter-ego of defendant Cashman. The suit alleges breach of contract and breach of fiduciary duty and sought compensatory damages in excess of $1,325,000, prejudgment interest and punitive damages. Voice Mobility tendered the defense and indemnity of such claims to Mr. Cashman. On July 1, 2002, Voice Mobility settled all claims against Voice Mobility for $25,000 and was fully released from all plaintiff's claims.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 11, 2002, in connection with the exercise of 662,500 VM Canada Exchangeable Shares, we issued 662,500 common shares for no additional consideration. There was no cash or other consideration involved in this transaction as it was an exchange only.

ITEM 3 - DEFUALTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held its annual general meeting of shareholders on June 13, 2002 in Vancouver, Canada.

Three proposals were adopted at the annual general meeting by the margins indicated.

1) Mr. James J. Hutton, Randy G. Buchamer, William E. Krebs, Robert E. Neal, F. David D. Scott, Morgan Sturdy, and Donald A. Calder were elected as the Directors of the Company for a one-year term expiring at the 2003 Annual Meeting of Stockholders. Each nominee received votes of 23,432,107 For and 1,000 Abstaining.

2) The selection of Ernst & Young LLP., Chartered Accountants, as independent auditors for the year ending December 31, 2002 was ratified and the Board of Directors were authorized to fix the remuneration of the auditors. Votes were 23,499,334 For.

3) To issue up to 2,000,000 shares of common stock to Innovatia Inc. pursuant to the terms of an agreement between Innovatia Inc. and us dated February 27, 2001, as amended. Votes were 20,573,313 For, 9,100 Against, 1,733,171 Abstaining and 1,189,250 Not Voted.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

99.1 Certification of Chief Executive Officer

99.2 Certification of Chief Financial Officer

(b) Reports on Form 8-K:

1) On June 14, 2002, we filed a report on Form 8-K relating to a press release issued on June 13, 2002 announcing an agreement with Aliant Inc. to migrate its 450,000 voicemail customer base to Voice Mobility UCN 200 enhanced messaging platform.

2) On June 20, 2002, we filed a report on Form 8-K relating to a press release issued on June 18, 2002 announcing that, subject to regulatory approval, we have arranged a private placement of up to Cdn$650,000 and US$90,000.

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VOICE MOBILITY INTERNATIONAL, INC.
(Registrant)

                               By: /s/Randy G. Buchamer
                                  ----------------------------------------------
                               Randy G. Buchamer
                               Chief Executive Officer and Chairman of the Board Principal Executive Officer


                               By: /s/James Hewett
                                  ----------------------------------------------
                               James Hewett,
                               Chief Financial Officer and
                               Principal Accounting Officer




Dated: August 14, 2002

Exhibit 99.1

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO 18 U.S.C. Paragraph 1350,
                             AS ADOPTED PURSUANT TO
               Paragraph 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Voice Mobility International, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randy G. Buchamer, Chief Executive Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

   (1) The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Randy G. Buchamer
----------------------------------------------
Randy G. Buchamer
Chairman and Chief Executive Officer
August 14, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.2

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO 18 U.S.C. Paragraph 1350,
                             AS ADOPTED PURSUANT TO
               Paragraph 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Voice Mobility International, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Hewett, Chief Financial Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, hereby certify that to the best of my knowledge:

   (1) The Report fully complies with the requirements of 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James Hewett
----------------------------------------------
James Hewett
Chief Financial Officer
August 14, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.