Form 10-Q/A
period 2002-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2002-09-05
CIK 1094816

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

                               Amendment No. 1 to

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

PORTIONS AMENDED

The Company hereby amends Part II - Item 6 contained in the Company's Report on Form 10-Q for the quarterly period ended June 30, 2002 to include Exhibit 10.44, a redacted version of the Software License Agreement dated June 13, 2002 between the Company and Aliant Telecom, Inc. , as more particularly described in Part I
- Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". Except as set forth in Item 6 below, no other changes are made to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.44 Software License Agreement dated June 13, 2002, between Aliant Telecom Inc. and Voice Mobility Inc. (Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Commission).

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


VOICE MOBILITY INTERNATIONAL, INC.
 (Registrant)


                   By: /s/James Hewett
                     --------------------
                     James Hewett,
                     Chief Financial Officer and
                     Principal Accounting Officer




Dated: September 5, 2002

Exhibit 10.44



 Confidential Treatment Requested. Confidential portions of this document have been redacted and have been separately filed with the Commission.


                             SOFTWARE LICENSE AGREEMENT
                             --------------------------


                     Aliant Telecom Inc. and Voice Mobility Inc.






                                     June 13, 2002

                                   TABLE OF CONTENTS
                                   -----------------

SECTION 1 - DEFINITIONS                                                        2

SECTION 2 - SCOPE                                                              4

SECTION 3 - SOFTWARE LICENSE AND RESTRICTIONS ON USE                           5

SECTION 4 - PRODUCT DEVELOPMENT PROCESS                                        7

SECTION 5 - INSTALLATION, TRAINING, SUPPORT AND MAINTENANCE                    8

SECTION 6 - LICENSE FEES AND OTHER CHARGES                                     9

SECTION 7 - TAXES AND DUTIES                                                   9

SECTION 8 - WARRANTY                                                          10

SECTION 9 - DOCUMENTATION

SECTION 10 - CONFIDENTIALITY AND PUBLICITY

SECTION 11 - INDEMNITY

SECTION 12 - LIMITATION OF LIABILITY AND REMEDIES

SECTION 13 - TERMINATION

SECTION 14 - DISPUTE RESOLUTION

SECTION 15 - GENERAL PROVISIONS

SCHEDULE A. SOFTWARE DESCRIPTION

SCHEDULE B. PRICES

SCHEDULE C. TECHNICAL SUPPORT OBLIGATIONS

SCHEDULE D. DEPLOYMENT PLAN

SCHEDULE E. HARDWARE RECOMMENDATIONS

SCHEDULE F. SYSTEM CONFIGURATION RECOMMENDATIONS

SCHEDULE G. INSTALLATION AND TRAINING

SCHEDULE H. PRODUCT AND DEVELOPMENT ROAD MAP

Page A2

                                SOFTWARE LICENSE AGREEMENT
                                --------------------------

This Agreement is dated for reference the 13th day of June, 2002 (the "Date of this Agreement").

BETWEEN:

              Voice Mobility Inc., a corporation incorporated under the laws of Canada, with its principal place of business at 180 - 13777 Commerce Parkway, British Columbia, V6V 2X3

              ("VMI")

AND:

              Aliant Telecom Inc., a corporation incorporated under the laws of Canada having an office at One Brunswick Square, Saint John NB, Canada, E2L 4K2

              ("Licensee")

WHEREAS VMI has rights in the Licensed Software and Licensee wishes to acquire a license to use the Licensed Software.

WHEREAS VMI is willing to grant Licensee a license to use the Licensed Software for its internal business purposes only (and not for redistribution or resale) on the terms and conditions set out herein.

NOW THEREFORE in consideration of the mutual covenants and obligations contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Licensee and VMI (collectively the "Parties") agree as follows:

SECTION 1   - DEFINITIONS

1.1   Definitions. In this Agreement, the following terms will have the
      -----------
      following meanings:

      (a) "Affiliate" means, with respect to any entity, any other entity directly or indirectly controlling or controlled by, or under direct or indirect common control with, such entity or one or more of the other Affiliates of that entity (or a combination thereof). For the purposes of this definition, an entity shall control another entity if the first entity owns, beneficially or of record, more than fifty percent (50%) of the voting securities of the other entity.

      (b) "Agreement" means this agreement, the Schedules attached hereto and any documents included as part of this agreement by reference, as each may be amended from time to time in accordance with the terms of this Agreement.

      (c) "Business Day" means any day other than a Saturday, Sunday or statutory holiday observed by Licensee or VMI.

Page A3

      (d) "Commodity Taxes" means all commodity taxes, including but not limited to, all sales, retail, use, goods and services, harmonized, value added, excise and similar taxes imposed, levied or assessed by any government authority, other than taxes in the nature of a tax on income or capital.

      (e) "Confidential Information" means any information which is confidential in nature or that is treated as being confidential by a Party or by any of its Affiliates and that is furnished by or on behalf of such Party or any of its Affiliates (collectively, the "Disclosing Party") to the other Party or to any of its Affiliates (collectively, the "Receiving Party"), whether such information is or has been conveyed verbally or in written or other tangible form, and whether such information is acquired directly or indirectly such as in the course of discussions or other investigations by the Receiving Party, including, but not limited to, trade secrets and technical, financial or business information, data, ideas, concepts or know-how that is considered and treated as being confidential by the Disclosing Party. Confidential Information disclosed in tangible or electronic form may be identified by Disclosing Party as confidential with conspicuous markings, or otherwise identified with a legend as being confidential, but in no event shall the absence of such a mark or legend preclude disclosed information which would be considered confidential by a party exercising reasonable business judgment from being treated as Confidential Information by Receiving Party.

      (f) "End Users" means the Licensee's end users of the enhanced messaging system made available through the use of the Licensed Software;

      (g) "Intellectual Property Right" means any right that is or may be granted or recognized under any Canadian or foreign legislation regarding patents, copyrights, neighbouring rights, moral rights, trademarks, trade names, service marks, industrial designs, mask work, integrated circuit topography, privacy, publicity, celebrity and personality rights and any other statutory provision or common or civil law principle regarding intellectual and industrial property, whether registered or unregistered, and including rights in any application for any of the foregoing.

      (h) "Licensed Software" means the enhanced messaging software described in Schedule A, in executable code (object code) only, together with the associated documentation therefore, including any update or enhancement to such software product that is generally made available by VMI and that is marketed under the same product number and nomenclature and which may be added from time to time to Schedule A as a maintenance release. VMI reserves the right to upgrade Licensed Software to the current release and to charge for new features requested by the Licensee and not included in this Agreement.

      (i) "System Configuration" means the Hardware and Licensed Software as listed in Schedule F.

Page A4

      (j) "Third Party Software" means software and associated documentation and materials proprietary to a third party and distributed by VMI, including that software listed in Schedule A, subject to the terms of a separate, executable code only license agreement between the appropriate third party and the Licensee.

      (k) "Tier 1 Support" means the support and maintenance services required to be provided to End Users.

      (l) "Tier 2 Support" means all network management, technical support and maintenance services required to provide all reasonable response and support to Tier I Support and enable Licensor to deliver the enhanced messaging services made available through use of the Licensed Software to End Users.

      (m) "Transition Tool" means the required hardware and software to enable the movement of customers and associated accounts from the Licensee's current install base messaging platform to the VMI UCN platform in a functionally seamless manner from an end customer perspective.

      (n) "UC" or "Unified Communications" means the End User product specific to the VMI feature bundle template. In the current release, UC is the full-featured voice and fax messaging product with real time call connect capability and user controllable settings.

SECTION 2   - SCOPE

2.1   Voicemail Replacement. The Licensed Software is being licensed to the
      ---------------------
Licensee for use as the Licensee's primary hosted messaging and enhanced messaging solution for End Users. It is the Licensee's plan to deploy the Licensed Software to replace its Lucent based messaging product and migrate its existing voicemail base of * users while maintaining service description alignment with BCE national messaging services as they evolve. The Licensed Software will also be used to provide messaging solution to the growth in the base, which the Parties expect to total over * End Users by the end of the initial Term of this Agreement. This Agreement does not include Licensee's Talk Mail customers.

2.2   Product Development. VMI will initially deliver the Licensed Software
      -------------------
detailed in Schedule A and deliver additional versions of Licensed Software as set out in the product & development roadmap (the "Product & Development Roadmap"), to be set out as Schedule H to this Agreement. Immediately upon the execution of this Agreement the Parties will, acting in good faith and in an expeditious manner, seek to further detail Schedule H and, in any event, will finalize this roadmap and, in any event, will finalize this within 60 days of the Date of this Agreement. Any subsequent change to the Product & Development Roadmap must adhere to Section 4 "Product Development Process".

----------------------------------------
*Confidential material redacted and filed separately with the Commission.

Page A5

2.3   Product Deployment. The Parties will, acting in good faith and in an
      -------------------
expeditious manner immediately following the execution of this Agreement, develop a deployment plan (the "Deployment Plan"), such Deployment Plan to reflect the Product & Development Roadmap and such Deployment Plan to be added to the initial Deployment Plan appearing at Schedule D within 60 days of the Date of this Agreement. VMI will provide the transition software necessary to move customer messages and settings from Lucent to the VMI platform. Over the Term of this Agreement, new Licensed Software versions and associated hardware, as per the Product and Development Roadmap, will be included in the pricing in Schedule B.

2.4   Deliverables. VMI shall not be responsible for providing any services
      ------------
or delivering any equipment, software, documentation or any other item of any kind whatsoever not specifically required by this Agreement.

2.5   Term. This Agreement is for an initial term (the "Term") of three (3)
      ----
years commencing from the Date of this Agreement. The Parties agree to annually review the Agreement thirty (30) days prior to each anniversary of the Date of this Agreement to determine if amendments should be made. Each Party has the right upon the annual review to terminate the Agreement in accordance with section 13.3 or in the case of a Fundamental Breach including but not limited to, the failure of the Licensed Software and service description to align with BCE's national messaging services as it evolves, with 30 days notice to the other Party.

SECTION 3   - SOFTWARE LICENSE AND RESTRICTIONS ON USE

3.1   Grant of License. VMI hereby grants to Licensee a perpetual, non-
      ----------------
exclusive, worldwide license (the "Licence") to use the Licensed Software in accordance with and subject to the terms and conditions of this Agreement.

3.2   Limited Use. The Licensed Software shall only be used by the Licensee
      ------------
for the purpose of providing voice and fax messaging, unified communications services and other related services to its customers. This Agreement may be used to host and sublicense these services to other third party carriers.

3.3   No Copying. Except as contemplated in this Agreement, Licensee shall not
      ----------
copy, reproduce, publish or distribute the Licensed Software in any manner, except the Licensee may make copies as required for backup, archival, maintenance or disaster-protection purposes.

3.4   Intellectual Property Rights. All Intellectual Property Rights
      -----------------------------
associated with the Licensed Software are and shall remain the exclusive property of VMI. Licensee acknowledges that no title to Intellectual Property associated with the Licensed Software shall be acquired by or vested in Licensee and that Licensee shall have no rights of any kind whatsoever therein except as specifically provided for herein. All modifications made to the Licensed Software shall be the sole and exclusive property of VMI. Licensee shall not edit, enhance or otherwise modify the Licensed Software in any respect. Licensee shall not disassemble, decompile or otherwise reverse engineer any portion of the Licensed Software. Without limiting the generality of the foregoing, Licensee shall not be entitled to prepare any derivative works or improvements

Page A6

to the Licensed Software. Except as specifically set forth herein, nothing herein shall grant Licensee any license or other right whatsoever with respect to any trademark, tradename, service mark, logo or design of VMI.

3.5   Escrow Agreement.   VMI will escrow the most recent version of its
      ----------------
Licensed Software to be accessed by Aliant in case VMI defaults on this Agreement. Default in this case would apply if VMI is unable to deliver the product as per the Product and Development Roadmap and specifications detailed in Schedule H. Default of not meeting the Product and Development Roadmap feature and specifications as per the timelines in Schedule H or the inability to meet acceptance testing responsibilities per section 8.8 will be considered a Fundamental Breach of this Agreement as per section 13.2.

Page A7

SECTION 4   - PRODUCT DEVELOPMENT PROCESS

4.1   Development of the Roadmap. The Parties acknowledge and agree that the
      ---------------------------
Product Development Roadmap (or "Roadmap"), Schedule H, is a dynamic document created by both Parties and intended to be an accurate reflection both of the business needs of Licensee and the capabilities and resources of VMI. The process we will adopt is to mutually sign off on the Roadmap and development priorities, acting expeditiously and in good faith.

4.2   Roadmap Phase. Licensee will work with VMI's Product Management Team to
      --------------
provide input into the UCN product Roadmap. Feedback on Roadmap issues must be given by the Licensee within a two week period from the date that VMI requests such feedback. The Parties may, upon mutual agreement, extend the feedback period.

4.3   Requirements Phase. Licensee will work with VMI's Product Management
      -------------------
Team to provide input into feature requirements and to review requirements documents prior to their submission to VMI's Development Team. Feedback on requirements phase issues must be given by the Licensee within a two week period from the date that VMI requests such feedback. The Parties may, upon mutual agreement, extend the feedback period.

4.4   Design Phase. Licensee will work with VMI's Product Management Team to
      -------------
provide input into design phase. Feedback on design phase issues must be given by the Licensee within a two week period from the date that VMI requests such feedback. The Parties may, upon mutual agreement, extend the feedback period.

4.5   Informal Dispute Resolution. Where a particular item is subjected to
      ---------------------------
debate and cannot be reasonably agreed to by Licensee and either the Product Management Team or Development Team at VMI, it is agreed that the item be referred to arbitration as provided for herein, such arbitrator to render a decision that weighs the technical requirements against the business requirements. This decision will be rendered in a timely fashion and will incorporate the needs of VMI to manage a finite pool of development resources and the business needs of Licensee both in terms of capital expenditures on legacy equipment and market needs. Before referring the matter to arbitration as provided for herein, all disputes between the Parties concerning the requirements, content and delivery timing of the Product and Development Roadmap features and functionality shall first be referred for resolution in accordance with the provisions outlined in this section prior to being referred to arbitration hereunder:

      (a) Each Party will identify a Prime whose responsibility is to be the owner of the Product and Development Road map plan for that Party. Any formal questions, requests for feedback, or signoff agreement concerning requirements, content, or timing of the Product and Development Roadmap functionality will be addressed to and through these individuals. If these individuals have a disagreement or cannot close on issues concerning the Roadmap functionality in a timely manner, the issue will be raised in writing by either party hereto, to designated representatives of a Business Steering Team composed of two senior management representatives from both parties. Both parties will identify their Primes and Business Steering Team members within 15 days of signing this Agreement.

Page A8

      (b) Upon the written request of either Party hereto, the Business Steering Team will meet for the purpose of endeavouring to resolve the dispute.

      (c) The Business Steering Team shall meet as often as they reasonably deem necessary for each Party to gather and exchange information regarding the dispute, which the Parties believe to be appropriate and germane in connection with its resolution. During such meetings, the Business Steering Team shall discuss the dispute and attempt to resolve it without resorting to formal proceedings.

      (d) All reasonable requests made by the designated representatives to the other for non-privileged information related to the dispute in question shall be honoured in order that each of the Parties may fully understand the other party's issues and concerns.

      (e) The specific format of their discussions shall be left to the discretion of the Business Steering Team representatives, but may include the preparation of agreed-upon statements of fact or written statements of position.

      (f) Neither Party shall commence arbitration hereunder concerning a Roadmap issue dispute under this Agreement until the earlier of:

            (i) The Business Steering Team representatives concluding in good faith that amicable resolution of the dispute without the intervention of a third party is unlikely; or

            (ii) Thirty (30) days following the initial written request of either Party hereunder to convene a meeting of the Business Steering Team.

SECTION 5   - INSTALLATION, TRAINING, SUPPORT AND MAINTENANCE

5.1   Installation. Each of the Parties will be responsible for performing and
      ------------
bearing the costs of their respective installation responsibilities detailed in Schedule G. Licensee acknowledges that VMI's installation responsibilities are subject to Licensee first meeting the pre-installation requirements set out in Schedule G.

5.2   Training. VMI will provide to Licensee the training set out in Schedule
      --------
G attached hereto. The fees to be paid by Licensee for such training is set out in Schedule B attached hereto. Reasonable travel and accommodation expenses incurred by VMI in connection with such training will be paid for by Licensee upon provision of supporting documentation to Licensee.

5.3   Support and Maintenance. Tier 3 Application Support and Maintenance
      -----------------------
Services, as defined by Schedule C attached hereto, shall be provided by VMI to the Licensee. The fees to be paid by Licensee for such services are set out in Schedule B attached hereto. Tier 1 Support and Tier 2 Support shall be the sole responsibility of the Licensee. The Parties acknowledge and agree that the Software Support and Maintenance at Schedule C includes the escalation procedures set out therein. VMI may, as required, issue Maintenance Release versions of the code to correct software and other system defects. These releases and the support required to implement them will be provided at no

Page A9

charge. A comprehensive set of Release Notes clearly describing the impacts of the release and any known system defects ("Problem Reports" or "PR's") resolved will be made available prior to implementation of the code.

SECTION 6   - LICENSE FEES AND OTHER CHARGES

6.1   License Fees. The License fee and other charges applicable to the use
      ------------
of the Licensed Software are as indicated in Schedule B and are due in accordance with the terms of Schedule B. The Parties acknowledge and agree that the payment of all undisputed Licence fees and charges is fundamental to this Agreement and the failure to do so or to do so within the required time is a fundamental breach of the terms of this Agreement.

6.2   Invoicing and Payment. VMI will invoice Licensee for the License fee and
      ---------------------
any other fees or charges payable pursuant to this Agreement in accordance with Schedule B. Licensee shall pay all invoiced amounts within 30 days of the date of VMI's invoice, without deduction or offset, by wire transfer, certified cheque, bank draft or such other means that VMI may approve. Any amount which has not been paid within 30 days of the date of VMI's invoice will be considered delinquent and will become immediately due and payable. VMI shall be entitled to act on the issue of collection of said amounts in accordance with section 14, and any other remedy included in this Agreement. VMI may charge Licensee interest on any delinquent amount at a rate of 12% per annum. Invoices will be issued from VMI upon receipt of a purchase order from Licensee.

SECTION 7   - TAXES AND DUTIES

7.1   Taxes and Other Charges. Licensee will pay all sales and Commodity
      ------------------------
Taxes and any other duties, clearance charges or other charges of any kind whatsoever that may be applicable to the License of the Licensed Software or any services to be provided by VMI. The amount set forth in Schedule B does not include such taxes or charges and, where applicable, they will be added to the invoices.

7.2   Remittance of Taxes. In the event Licensee pays any sales and Commodity
      -------------------
Taxes or other duties, clearance charges or other charges of any kind whatsoever, and such taxes or charges are determined to be inapplicable or subject to a reduction, exemption or increase, VMI shall, unless advised otherwise by Licensee, remit any repayment to Licensee, or cooperate with Licensee to claim such repayment or reduction. Such cooperation shall be reasonable and shall include the obligation to complete or assist Licensee in completing any request for repayment, reduction or exemption and to supply Licensee with all necessary documentation to support such request.

7.3   Tax Numbers. VMI represents and warrants to Licensee that it is duly
      ------------
registered under Part IX of the Excise Tax Act (Canada) (GST Registration 13781 1022 RT0001). Licensee represents and warrants to VMI that it is duly registered under Part IX of the Excise Tax Act (Canada) (GST Registration 87186 2348 RT002).

Page A10

SECTION 8   - WARRANTY

8.1   VMI Warranty. VMI warrants that it has the full right, title and
      ------------
authority in and to the Licensed Software.

8.2   C.S.A. Approval. All Equipment covered by this Agreement, where
      ---------------
applicable, shall have Canadian Standards Association ("C.S.A.") approval. If such approval has not been obtained prior to delivery, the Party delivering such equipment shall use its best efforts to obtain C.S.A. approval at the earliest possible date. The cost of all C.S.A. approval requirements shall be the responsibility of the Party delivering such equipment.

8.3   Limited Warranty. VMI warrants that, for a period of twelve (12) months
      ----------------
from the Installation Date in the case of Systems installed by VMI, the Licensed Software will under normal use and service perform substantially in accordance with the documentation provided by VMI for it. In the event of a breach of such a warranty, VMI's sole obligation shall be to remedy such defect provided such breach is reported by the Licensee to VMI within the warranty period. In the event such defect is unable to be remedied by VMI, using reasonable efforts, VMI shall, in its sole discretion, refund to Licensee the License fee for such Systems.

8.4   Liquidated Damages. VMI will provide the Licensed Software to the
      ------------------
Licensee in accordance with the features and specifications detailed in the Product and Development Roadmap as per Schedule H and meet the acceptance testing described in section 8.8. Failure on behalf of VMI to deliver on the Product & Development Roadmap will be considered a fundamental breach of this Agreement and will be subject to the provisions of section 13.2. If VMI is unable to meet these deliverables, VMI will pay to the Licensee, as liquidated damages and not as a penalty, an amount equal to the number of individual licenses (priced per Schedule B) that the Licensee has purchased but does not require. The number of individual licenses that the Licensee does not require will be calculated at the sole discretion of the Licensee, acting reasonably, fairly and in good faith. The payment will be payable within 60 days of written notice of VMI default and receipt of invoice from the Licensee.

8.5   Disclaimer. EXCEPT AS EXPRESSLY PROVIDED HEREIN, VMI MAKES NO WARRANTIES,
      ----------
REPRESENTATIONS, PROMISES, CONDITIONS OR UNDERTAKINGS WHATSOEVER (COLLECTIVELY THE "WARRANTIES"), WHETHER EXPRESS, IMPLIED, COLLATERAL OR OTHERWISE, REGARDING THE LICENSED SOFTWARE AND VMI HEREBY EXPRESSLY DISCLAIMS ANY AND ALL OTHER WARRANTIES (INCLUDING THOSE OF MERCHANTABILITY AND FITNESS FOR PURPOSE), WHETHER ARISING BY STATUTE, OR OPERATION OF LAW, OR FROM A COURSE OF DEALING OR USAGE OF TRADE, OR OTHERWISE. VMI DOES NOT WARRANT THAT THE LICENSED SOFTWARE WILL OPERATE UNINTERRUPTED OR ERROR-FREE.

8.6   Recommended Equipment. The Licensee acknowledges that the Licensed
      ----------------------
Software has been developed for use with the hardware recommended in Schedule E (or with other hardware approved by VMI in writing) and use of any other

Page A11

hardware shall void the warranty set out in section 7.2 hereof. Recommended equipment will change as the Product and Development Road Map of Schedule H is developed.

8.7   Recommended Configuration. The Licensee acknowledges that the Licensed
      --------------------------
Software has been developed for use in a specific system configuration recommended in Schedule E (or with other system configuration approved by VMI in writing) and use of any other configuration shall void the warranty set out in Subsection 8.3 hereof.

8.8   Acceptance Testing. Immediately after the Licensed Software is
      -------------------
installed, VMI shall conduct acceptance testing by running VMI's standard diagnostic routines to demonstrate that the Licensed Software substantially complies with the functional specifications as set out in the documentation accompanying the Licensed Software on delivery. The Licensee will perform product compliance acceptance testing as per the Licensee's product compliance acceptance testing procedures. The Licensee shall be deemed to have accepted the Licensed Software within sixty (60) days after the date of completion of VMI's initial product compliance testing ("Installation Date") if installed by VMI or sixty (60) days after the date the material is received by the Licensee (the "Delivery Date") if installed by the Licensee, ("Acceptance Period"), provided that the Licensed Software conforms to all material specifications published by VMI included with the Release. If, during the Acceptance Period, the Licensee discovers such non-conformities, the Licensee shall send VMI written notice setting forth the details of any such non-conformity and VMI shall correct such non-conformities within sixty (60) days. VMI shall notify the Licensee in writing when it has cured the non-conformities and the Licensed Software shall then be deemed accepted on such date ("Acceptance Date") unless the Licensee notifies VMI to the contrary within fourteen (14) calendar days of receiving VMI notice. In such event, acceptance shall not occur until VMI has cured the remaining material non-conformities set forth in the Licensee's written notice in accordance with above procedure in which case, Acceptance Date will be the date VMI has cured such existing non-conformities. In no event shall acceptance occur prior to completion of the Acceptance Period.

8.9.   Supply. For a period of five (5) years from the Acceptance Date of each
       ------
of the Licensed Software, VMI will make available maintenance support, subject to the Licensee paying the maintenance fees required by VMI. The Licensee will be notified twelve months in advance of VMI's intention to discontinue any item of the Licensed Software.

SECTION 9   - DOCUMENTATION

Documentation. Upon shipment of the Licensed Software, VMI shall provide
-------------
Licensee, free of charge, its standard documentation in English related to the Licensed Software (the "Documentation"). The Documentation shall be in sufficient detail to allow a reasonably trained user of the Licensed Software to understand its functions and features and to be able to use the Licensed Software. Upon request by Licensee, VMI shall provide the Documentation in soft copy (diskette) or by any other electronic means. VMI hereby grants Licensee a fully paid up, royalty free, non-exclusive and perpetual License authorizing Licensee and their respective subcontractors and agents, to use the Documentation. Such use will be limited to Licensee's reasonable requirements in connection with its use of the Licensed Software.

Page A12

SECTION 10   - CONFIDENTIALITY AND PUBLICITY

10.1   Use/Safe-guarding Confidential Information. A party receiving (the
       -------------------------------------------
"Receiving Party") Confidential Information from the other Party (the "Disclosing Party") shall not use the Disclosing Party's Confidential Information for any purpose other than to exercise or perform its rights or obligations under this Agreement. The Receiving Party shall not copy or otherwise reproduce the Disclosing Party's Confidential Information, or disclose, disseminate or otherwise communicate, in whole or in part, the Disclosing Party's Confidential Information to any third party, without the prior written consent of Disclosing Party. The Receiving Party further agrees that it shall safeguard the Disclosing Party's Confidential Information from disclosure and, at a minimum, use efforts commensurate with those the Receiving Party employs for protecting the confidentiality of its own Confidential Information which it does not desire to disclose or disseminate, but in no event less than reasonable care. Nothing herein shall restrict either party from disclosing any Confidential Information that it is required to disclose by law, by Court order or by the rules or policies of any stock exchange or other organized trading facility having application over that Party.

10.2   Restrictions on Use of Licensee or Licensee Name. VMI may not use in
       -------------------------------------------------
its publicity or marketing literature either Licensee's, or its Affiliates' name, the fact that it has signed this Agreement with Licensee, or any information which may reasonably be seen to infer that VMI has entered into an agreement with or has a relationship with Licensee or its Affiliates without first obtaining Licensee's prior written approval, such consent not to be unreasonably withheld. This restriction does not apply to a Party should such Party be required to disclose such name or relationship by law, by Court order or by the rules or policies of any stock exchange or other organized trading facility having application over that Party.

10.3   Remedies. The Receiving Party agrees that the Disclosing Party may be
       --------
irreparably injured by a breach of these provisions in this section 10 and as such the Disclosing Party is entitled to seek equitable relief, including a restraining order, injunctive relief, specific performance and any other relief that may be available from any court to prevent breaches of this section and to enforce specifically the terms and provisions hereof in any action instituted in any court having subject matter jurisdiction, in addition to any other remedy to which the Disclosing Party may be entitled at law or in equity in the event of any breach of the provisions hereof without the necessity of posting bond. Such remedies shall not be deemed to be the exclusive remedies for a breach of this section and shall be in addition to all other remedies available at law or in equity.

SECTION 11   - INDEMNITY

11.1   Indemnity. At VMI's expense, VMI will defend Licensee against any claim
       ---------
that any Licensed Software infringes a Canadian or United States patent or copyright or any other third party Intellectual Property Right and VMI will pay all costs, damages and attorney's fees that a court finally awards as a result of such a claim and that Licensee incurs due to such claim. VMI's obligation to defend any such claim or pay amounts as a result of such claim are conditional on Licensee giving VMI prompt written notice of the claim, co-operating fully with VMI in its defense, and giving VMI sole authority to control the case and any related settlement negotiations. VMI will not be responsible for any settlement made without its prior written consent.

Page A13

11.2   Existence of Potential Claim. If in VMI's opinion any Licensed Software
       -----------------------------
is likely to become the subject of a claim with respect to the Licensed Software referred to in Subsection 10.1, Licensee will permit VMI, at VMI's option and expense, to attempt to either secure for Licensee the right to continue using such Licensed Software or else replace or modify it so that it becomes non-infringing without materially affecting Licensee's ability to use it. If neither of these alternatives is available on terms which VMI feels are reasonable, then Licensee will return the particular Licensed Software to VMI at VMI's request and VMI will refund the license fees Licensee paid to VMI for such Licensed Software and VMI will work with Licensee to transition all End Users to an alternate product.

11.3   Excluded Claims. VMI will not be obligated to Licensee for any patent or
       ----------------
copyright infringement claim with respect to the Licensed Software which is based upon:

      (a) any modification of the Licensed Software by anyone other than VMI or someone VMI authorized to modify the Licensed Software;

      (b) VMI's compliance with Licensee's specific specifications or instructions;

      (c) the combination or interconnection of the Licensed Software with any other product, device or system VMI did not supply; or

      (d) Licensee's failure to promptly install any release, revision or enhancement to the Licensed Software furnished to Licensee by VMI.

SECTION 12   - LIMITATION OF LIABILITY AND REMEDIES

12.1   Remedies Exclusive. Except where stated otherwise, each Party's
       -------------------
exclusive remedies concerning the other Party's performance or non-performance of any of its obligations under this Agreement, or in respect of any representation or warranty made hereunder, are those expressly stated in this Agreement and no other.

12.2   Limits on Liability. IF FOR ANY REASON, OTHER THAN AN OBLIGATION ARISING
       --------------------
UNDER SECTION 11.1, ONE PARTY BECOMES LIABLE TO THE OTHER PARTY OR ANY OTHER PARTY FOR DIRECT OR ANY OTHER DAMAGES FOR ANY CAUSE WHATSOEVER, AND REGARDLESS OF THE FORM OF ACTION (IN CONTRACT OR TORT), INCURRED IN CONNECTION WITH THIS AGREEMENT, OR THE LICENSED SOFTWARE, THEN:

      (a) THE AGGREGATE LIABILITY OF THAT PARTY FOR ALL DAMAGES, INJURY, AND LIABILITY INCURRED BY THE OTHER PARTY AND ALL OTHER PARTIES IN CONNECTION WITH THE LICENSED SOFTWARE SHALL BE LIMITED TO AN AMOUNT EQUAL TO THE LICENSE FEES AND OTHER FEES AND CHARGES PAID OR PAYABLE UNDER THIS AGREEMENT; AND

      (b) NEITHER PARTY SHALL BRING OR INITIATE ANY ACT OR PROCEEDING AGAINST THE OTHER PARTY ARISING OUT OF THIS AGREEMENT OR RELATING TO THE LICENSED SOFTWARE MORE THAN TWO YEARS AFTER THE CAUSE OF ACTION HAS ARISEN.

Page A14

12.3   No Consequential Damages. IN NO EVENT SHALL EITHER PARTY (OR ITS
       ------------------------
DIRECTORS, OFFICERS, EMPLOYEES, DISTRIBUTORS, AGENTS, REPRESENTATIVES OR SUBLICENSEES) BE LIABLE TO THE OTHER PARTY FOR ANY LOSS OF PROFITS, LOSS OF BUSINESS, OR FOR INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES OR PUNITIVE DAMAGES, OF ANY KIND, EVEN IF THAT PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES (AND NOTWITHSTANDING ANY FAILURE OF ESSENTIAL PURPOSE OF LIMITED REMEDY) WITH RESPECT TO ANY CLAIM OR MATTER ARISING UNDER THIS AGREEMENT (INCLUDING WITHOUT LIMITATION PROVIDING THE LICENSED SOFTWARE AND DOCUMENTATION TO LICENSEE). THIS LIMITATION SHALL APPLY REGARDLESS OF WHETHER THE CLAIM ARISES UNDER CONTRACT, NEGLIGENCE, STRICT LIABILITY OR OTHER LEGAL OR EQUITABLE THEORY.

SECTION 13   - TERMINATION

13.1   Insolvency. Notwithstanding anything else contained herein, either Party
       ----------
may immediately terminate this Agreement, upon written notice to the other Party, if such other Party is subject to proceedings in bankruptcy or insolvency, voluntarily or involuntarily, if a receiver or trustee is appointed with or without the other Party's consent, if the other Party assigns its property to its creditors or performs any other act of bankruptcy or if the other Party becomes insolvent and cannot pay its debts when they are due.

13.2   Fundamental Breach. In addition to any other rights and remedies
       -------------------
available to it hereunder, either Party may immediately terminate this Agreement in the event that the other Party commits a fundamental breach ("Fundamental Breach") of its obligations under this Agreement and such breach is not cured by the other Party within thirty (30) days of written notification of such breach.

13.3   Termination by Licensee.   At the time of each annual review, as
       ------------------------
described in section 2.5, the Licensee shall have the right to terminate, all or any part of this Agreement (including reassessing the number of End Users to be transferred to VMI platform), as may be required to deploy a common technology with Bell Canada for the provision of the Services. The termination will be in effect upon providing Notice to VMI not less than 30 days prior to the termination date specified by the Licensee in the Notice.

13.4   Limited License. In the event:
       ----------------

      (a)   VMI becomes insolvent or bankrupt; or

      (b) VMI ceases to offer support for the Licensed Software and support is not otherwise available from a VMI's authorized contractor;

VMI shall grant Licensee, on terms reasonably satisfactory to VMI, a personal, non transferable, non-exclusive, limited license to all necessary documentation,

Page A15

Licensed Software source codes, logic diagrams, and any special support tools and all related documentation used by VMI required to maintain the Licensed Software for the sole use of Licensee.

13.5   Suspension of Obligations. Notwithstanding anything else contained
       --------------------------
herein, if either Party should default in the performance or observance of any of its obligations hereunder, then, in addition to all other rights and remedies available to the non-defaulting Party, the non-defaulting Party may suspend performance and observance of any or all its obligations under this Agreement, without liability, until the other Party's default is remedied.

SECTION 14   - DISPUTE RESOLUTION

14.1   Arbitration - Escalation Procedure. Save and except as otherwise provide
       -----------------------------------
for herein, the Parties shall attempt in good faith to resolve any dispute arising out of or relating to this Agreement promptly by negotiation between executives who shall have sufficient authority to sign a binding settlement agreement. If the dispute has not been resolved by negotiation within thirty
(30) calendar days after receipt of the complaining Party's notice of a dispute ("Receipt of Notice"), or if the parties fail to meet within fifteen (15) calendar days after receipt of notice, the Parties shall endeavour to settle the dispute by arbitration before a single arbitrator appointed under the Commercial Arbitration Act (British Columbia). The arbitration shall be held in Toronto, Ontario, Canada, or such other place as the parties may agree. No depositions will be taken. All discoveries will be completed, and the arbitration hearing will be commenced within forty-five (45) calendar days after appointment of the arbitrator, and the arbitration hearing will conclude within thirty (30) calendar days after it commences. The arbitrator will make every effort to enforce these timing requirements strictly, but may extend the time periods upon showing that exceptional circumstances require extension to prevent manifest injustice. The decision of the arbitrator will be rendered in writing and will explain the reasons therefore. The arbitrator may render awards of monetary damages, direction to take or refrain from taking action, or both. The arbitrator shall award the prevailing party its costs incurred in connection with the arbitration, including reasonable attorney's fees. The arbitrator may not modify the terms of this Agreement. Judgment upon the award rendered in any such arbitration may be entered in any court having jurisdiction thereof, or application may be made to such court for a judicial acceptance of the award and enforcement, as the law of such jurisdiction may require or allow. The procedures specified in this section shall be the sole and exclusive procedures for the resolution of disputes between the Parties arising out of or relating to this Agreement, provided, however, that a Party, without prejudice to the above procedures, may file a complaint for statute of limitations or venue reasons, or to seek a preliminary injunction or other provisional judicial relief without the necessity of posting bond, if in its sole judgment such action is necessary to avoid irreparable damage or to preserve the status quo. Despite such action the Parties will continue to participate in good faith in the procedures specified in this Subsection. All applicable statutes of limitation and defences based upon the passage of time shall be tolled while the procedures specified in this Subsection are pending. The Parties will take such action, if any, required to effectuate such tolling.

14.2   Continued Performance. Subject to the provisions of this Agreement and
       ---------------------
other than the specific subject matter of the dispute, the Parties shall continue the performance of their obligations during the resolution of any dispute or disagreement, including during any period of arbitration, unless and until this Agreement is terminated or expires in accordance with its terms.

Page A16

14.3   Injunctive Relief. Notwithstanding the provisions of this section, each
       ------------------
Party shall retain the right and nothing shall prevent either Party from seeking immediate injunctive relief if, in its business judgment, such relief is necessary to protect its interests prior to utilizing or completing the dispute resolution processes described in section 14.1, including without limitation, in respect of a claim by a Party based on a breach of the confidentiality obligations herein.

SECTION 15   - GENERAL PROVISIONS

15.1   Schedules. Only the Schedules listed below are incorporated into this
       ---------
Agreement by reference and are deemed to be part of this Agreement.

      Schedule A - Software Description

      Schedule B - Pricing

      Schedule C - Maintenance and Support

      Schedule D - Deployment Plan

      Schedule E - Recommended Hardware

      Schedule F - Recommended Configuration

      Schedule G - Installation and Training

      Schedule H - Product and Development Road Map

15.2   Assignment. This Agreement may not be assigned by either Party in
       ----------
whole or in part, without the other Party's prior written consent, save and except that either Party may assign this Agreement to a successor of all or substantially all of its business or assets to which this Agreement relates provided that such successor agrees to be bound by all of the terms and conditions of this Agreement by which the assignor was bound.

15.3   Relationship of Parties. This Agreement shall not be construed to and
       ------------------------
does not create a relationship of agency, partnership, employment or joint venture between the parties. The relationship created by operation of this Agreement is one of VMI as licensor and the Licensee as licensee. Neither Party has the authority to bind the other without such party's express written consent.

15.4   Licensee or Licensee Property. Each party will take reasonable care of
       -----------------------------
all property (including real and personal property, whether tangible or intangible) belonging to the other which may from time to time be in its care, under its control or otherwise used by it and shall be responsible for any loss or damage resulting from its negligence or willful misconduct or that of its employees, agents or subcontractors, and shall use such property solely for the purposes of fulfilling its obligations hereunder in accordance with the instructions of the other party

15.5   Force Majeure. No Party to this Agreement shall be liable to the other
       -------------
Party for any failure or delay in fulfilling an obligation hereunder, excluding payment obligations, if said failure or delay is attributable to circumstances

Page A17

beyond its control, including, but not limited to, any fire, power failure, labour dispute or government measure ("Force Majeure") The Parties agree that the deadline for fulfilling the obligation in question shall be extended for a period of time equal to that of the continuance of the Force Majeure. Each
Party shall use all commercially reasonable efforts to minimize the effect of the Force Majeure on its performance under this Agreement. Notwithstanding the continuance of an event of Force Majeure, neither Party may delay performance of its obligations under any circumstances by more than thirty (30) days, otherwise the other Party may terminate this Agreement.

15.6   Survival. The following sections shall survive the expiration or
       --------
termination of this Agreement, regardless of the reasons for its expiration or termination, in addition to any other provision which by law or by its nature should survive: Subsections 3.4, 3.5, 8.3, 15.2, 15.6, 15.8 and Sections 6, 10, 11, 12 and 14.

15.7   Time of Essence. Time is of the essence in any matter relating to the
       ----------------
performance of this Agreement. Expiration of the deadlines for completion of a Party's obligations hereunder shall constitute notice of default, without any further action or notice being required from the other Party.

15.8   Governing Law. This Agreement shall be governed by and construed in
       --------------
accordance with the laws of the Province of British Columbia and the laws of Canada applicable therein, the Parties hereby specifically excluding the application of the United Nations Convention on Contracts for the International Sale of Goods.

15.9   Notices. All notices under the terms of this Agreement shall be given
       -------
in writing and sent by registered mail, return receipt requested and facsimile transmission or shall be delivered by hand to the following addresses.

      To the Licensee               To Voice Mobility Inc.

      Aliant Telecom Inc.           Voice Mobility Inc.
      Procurement                   Attention: Chief Financial Officer
      Attention: Contract Manager
                                    Suite180
      One Brunswick Square          13777 Commerce Parkway
      PO Box 5030                   Richmond B.C.
      Saint John, NB                V6C 2X3
      E2L 4L4
                                    Fax# 604-482-1169
      Fax#902 484 3500
          ------------

All notices shall be presumed to have been received when they are hand delivered, or five (5) Business Days of their mailing, or on the Business Day following the day of facsimile transmission.

15.10   Severability. If any provision, or portion thereof, of this Agreement
        ------------
is determined by a court of competent jurisdiction to be invalid, illegal or unenforceable, such determination shall not impair or affect the validity,

Page A18

legality or enforceability of the remaining provisions of this Agreement, and each provision, or portion thereof, is hereby declared to be separate, severable and distinct.

15.11   Waiver. A waiver of any provision of this Agreement shall only be valid
        ------
if provided in writing and shall only be applicable to the specific incident and occurrence so waived. The failure by either Party to insist upon the strict performance of this Agreement, or to exercise any term hereof, shall not act as a waiver of any right, promise or term, which shall continue in full force and effect.

15.12   Remedies Cumulative. No single or partial exercise of any right or
        --------------------
remedy under this Agreement shall preclude any other or further exercise of any other right or remedy in this Agreement or as provided at law or in equity. Rights and remedies provided in this Agreement are cumulative and not exclusive of any right or remedy provided at law or in equity.

15.13   Number and Gender. Unless the context requires otherwise, words
        -----------------
importing the singular include the plural and vice versa and words importing gender include all genders.

15.14   Business Days. Any payment or notice that is required to be made or
        --------------
given pursuant to this Agreement on a day that is not a Business Day shall be made or given on the next Business Day.

15.15   Conflicts. In the event of any conflict or inconsistency between the
        ---------
terms of the main body of this Agreement and any Schedule or Purchase Order, the terms of the main body of this Agreement shall prevail, unless otherwise expressly indicated and subject to any applicable provisions or laws in respect of tariffs or other regulatory matters.

15.16   Amendment. This Agreement may only be amended by written agreement
        ---------
duly executed by authorized representatives of the Parties.

15.17   Language. This Agreement has been drawn up in English at the express
        --------
wish of the Parties. Le present contrat a ete redige en anglais a la demande expresse des parties.

15.18   Entire Agreement. This Agreement shall constitute the entire
        ----------------
agreement between the Parties with respect to the subject matter hereof and shall replace all prior promises or understandings, oral or written.

Page A19

15.19   Counterparts. This Agreement may be executed in counterparts, each of
        ------------
which shall be deemed an original, but all of which together shall constitute one and the same instrument. Delivery of an executed counterpart of this Agreement by facsimile transmission shall be as effective as delivery of a manually executed counterpart hereof.

Signed, sealed and delivered by each of the Parties hereto effective as of the Date of this Agreement appearing above, by their following authorized representatives:


Aliant Telecom Inc.                     Voice Mobility Inc.

Per: /s/ Curtis Howe                    Per: /s/ James C. Hewett
    -----------------------------           -----------------------------
Name: Curtis Howe                       Name: James C. Hewett
     ----------------------------            ----------------------------
Title: CTO                              Title: CFO
      ---------------------------             ---------------------------
Date: June 18, 2002                     Date: June 19, 2002
     ----------------------------            ----------------------------


Per: /s/ David Grebenc                  Per: /s/ Randy Buchamer
    -----------------------------           -----------------------------

Name: David Grebenc                     Name: Randy Buchamer
     ----------------------------            ----------------------------

Title: Director of Business Solutions   Title: Chairman & CEO
      -------------------------------         ---------------------------

Date: June 18, 2002                     Date: June 19, 2002
     ----------------------------            ----------------------------

Page A1

                                      SCHEDULE A
                               SOFTWARE DESCRIPTION

VMI will provide several versions of the Licensed Software over the term of the Agreement. The Licensee will provide VMI with classes of service and customer groups including service and feature requirements that will be matched to VMI product development. Deployment will occur when classes of service are matched to product delivery. UCN 200 Version 2.2 will be the first product deployed that will meet the requirements of wireless and consumer classes of service.

Enhanced Messaging UCN 200 Version 2.2 Features
-----------------------------------------------

UCN 200 provides numerous messaging options and facilitates administrative tasks, making it easier to manage subscribers and UCN feature bundles. Service providers can offer subscribers a wide variety of enhanced messaging options, from plain old voice mail to full-featured unified communications - all on the same platform. In addition, the UCN 200 platform can interoperate with existing number management, provisioning, billing and reporting systems, enabling a smooth installation and easy administration.

UCN 200 provides feature bundle templates that can be used to easily develop product offerings that meet a wide variety of marketing initiatives and messaging needs. Service providers can upgrade subscribers from basic product offerings to enhanced services by moving their mailboxes from one feature bundle to another, without losing mailbox settings or messages in the process. Template specifics are outlined below.

Voice Mail Feature Bundle Template

o   Enable / Disable:
o   System access number
o   Message waiting notification
o   Outbound calling from the main Telephone User Interface menu
o   Reply to voice message with outbound call
o   Caller zero out
o   International calling
o   Telephone User Interface access
o   Web User Interface access
o   Language selection
o   Ability to send voice messages to external e-mail systems

Configure:
o   Maximum number of voice messages
o   Maximum length of voice messages
o Maximum length of comments (referring to the Voice Annotation on a forwarded voice message)

Page A2

o   Maximum number of distribution lists per subscriber
o   Maximum number of subscribers per distribution list
o   Number of days messages are stored
o   Number of days expired messages are kept

Fax Mail Feature Bundle Template
Enable / Disable:
o   System access number
o   Message waiting notification
o   Ability to print fax messages to external fax machines
o   International calling (for external fax numbers)
o   Telephone User Interface access
o   Web User Interface access
o   Ability to send fax messages to external e-mail systems

Configure:
o   Maximum number of fax messages
o   Maximum length of fax messages
o Maximum length of comments (referring to the Voice Annotation on a forwarded voice message)
o   Maximum number of distribution lists per subscriber
o   Maximum number of subscribers per distribution list
o   Number of days messages are stored
o   Number of days expired messages are kept

Unified Messaging Feature Bundle Template
o The Unified Messaging feature bundle template combines the Voice Mail and Fax Mail feature bundle templates.

Unified Communications Feature Bundle Template
o The Unified Communications feature bundle template contains the Unified Messaging feature bundle, and adds real time call connect features.

Telephone Number Management
o UCN 200 allows for flexible telephone number management, including the ability to:
o Provide subscribers with mailbox numbers that are local to their calling area
o Use existing number management systems to assign mailbox numbers or have the UCN 200 platform assign numbers
o Support mailbox number aliasing (i.e. 1-800 services, local number portability)
o   Offer vanity numbers to subscribers

Distributed Telephony
UCN 200 incorporates a distributed telephony architecture, which provides:
o The ability to service different geographic locations and time zones from a single UCN platform.
o The ability to structure the network to minimize long distance charges and backhaul costs that can not be charged back to the subscriber
o   Easy expansion of the system's telephony capacity

Page A3

o   Centralized system administration
o   Centralized message storage - for voice and fax messages

Provisioning
UCN 200 includes the External Mailbox Interface (EMI), which can be integrated with existing real-time and batch provisioning systems. The EMI allows customer service representatives to continue to use the systems they are familiar with rather than having to learn a completely new interface.

Reporting
UCN 200 provides a comprehensive data export that enables billing for all use of system resources, and that can be used to generate custom reports using third party tools or in-house report writing expertise. Data exports include:
o Mailbox activity data, which provides a detailed view of all of the activities that take place within subscribers' accounts
o System snapshot information, which provides a view of the various settings within the system
o Administrative user activity, which provides records of all administrative activities

Administrative Web User Interface
Administrative management and provisioning for UCN 200 is accomplished via an easy to use Web User Interface (WUI) that supports role based security. System administrators use the WUI to create and maintain administrative users, trunks, channels, DID numbers and general system settings, as well as to monitor resource and channel usage. The Administrative WUI is also used by administrators and help desk representatives to create and maintain feature bundles, and may be used for system provisioning.

Administrative Telephone User Interface
The Administrative Telephone User Interface (TUI) provides an easy and effective way to reach subscribers through broadcast messaging and through messages sent to administrative distribution lists.

Real Time Call Connect Features
Real time call connect is the "killer app" of unified communications. UCN 200 provides subscribers with the ability to direct and manage their calls quickly and easily through both the Telephone and Web User Interfaces.
o Set up and maintain numbers for communication devices (office telephone, home telephone, mobile, etc)
o   Direct calls to an easily modified Follow Me list
o   Enable call announce to announce who the call is for
o   Enable call screening to announce who the call is from

Telephone User Interface Features
The Telephone User Interface (TUI) requires no special connections or Licensed Software. Subscribers can use any touch-tone telephone to retrieve and manage their voice and fax messages. The interface also allows subscribers to manage their mailbox settings, and is used to record greetings.

Page A4

Features
o   Record personal greetings
o   Listen to voice messages
o   Receive voice messages marked urgent or private
o   Reply to voice messages with a message or with a telephone call
o   Listen to voice and fax message envelopes
o   Save voice and fax messages
o   Delete voice and fax messages
o   Forward voice and fax messages, with or without comment
o   Change voice and fax message sort order
o   Place outbound telephone calls
o   Create voice messages and send to individuals or distribution lists
o   Arrange future delivery of voice messages
o   Direct calls to various communication devices
o   Input a temporary call forwarding number
o   Enable or disable caller zero out
o   Manipulate the Follow Me list
o   Enable or disable call announce
o   Enable or disable call screening
o   Enable or disable message waiting notification
o   Select language

Security
o   Subscribers can change their passwords
o   A minimum number of digits is required for passwords
o   Incorrect password disconnects after three tries

Web User Interface Features
UCN 200 features an easy to use, easy to navigate Web User Interface (WUI) that is accessible through a browser from any personal computer with Internet access.

Features
o   Listen to and view voice and fax messages
o   Save messages
o   Delete messages
o   Display forwarded message history
o   Play comments attached to messages
o   Configure e-mail notification of messages
o   Set voice or fax messages to forward as e-mail attachments
o   Set fax messages to print automatically upon receipt of message
o   Configure real time call connect features
o   Enable call screening and call announce
o   Select personal greetings
o   Sort messages by priority, date or sender
o   Supports multiple languages
o   Supports user-selectable interface themes

Security
o   Subscribers can change their passwords
o   A minimum number of digits is required for passwords
o   Incorrect password locks out after three tries
o   Log-on expiry period
o   SSL support

Page B1


                                  SCHEDULE B

                                   PRICING

-------------------------------------------------------------------------------------------------------------------
License Fees including hardware:                              * Subscribers @ $ * per single user license,
(exclusive of all applicable taxes)                           totaling $6,498,000 over the initial Term of the
                                                              Agreement.  Licenses are purchased in
                                                              increments of 20,000 single user licenses.
VMI Feature bundles including:

o Unified Communications

o FaxMail

o Unified Messaging

o Voice Mail service

Fax to email excluding current customers.                     Fax to email is priced at $* per single user license.
-------------------------------------------------------------------------------------------------------------------

Migration Tool

$*

Initial Payment

Upon signing of the Agreement to which this Schedule is attached, the Licensee will pay Voice Mobility
Inc. an amount equal to the projected deployment of mailboxes in Year 1, equal to * individual licenses, in the amount of C$1,000,000.  Upon signing the Agreement, the Licensee will also pay Voice Mobility
Inc., C$* for creastion and delivery of the Migration Tool/Software.


The payment will be applied by VMI as a License Fee against licenses purchased by Aliant.
-------------------------------------------------------------------------------------------------------------------

----------------------------------------
* Confidential material redacted and filed separately with the Commission.

Page B2

--------------------------------------------------------------------------------
Hardware deployment plan consisting of technical specifications and schedule will be developed and approved by VMI and Aliant prior to VMI purchase of the hardware. To optimize architecture, the Licensee may agree to pay for hardware according to the agreed deployment schedule, and not based on licenses deployed. Should the cost of the hardware vary by more than 20% of the quoted rate (C$* per MB), both parties may agree to renegotiate the contract.

This Agreement will provide Licensed Software to the Licensee as per this Schedule B. Introductions of new Licensed Software versions and associated hardware as per the Product and Development Roadmap, Schedule H, over the initial Term of this Agreement will be included in the original pricing. All Hardware purchased through this Agreement is the property of Aliant.
--------------------------------------------------------------------------------

Page B3

--------------------------------------------------------------------------------
Training - Tier 2                                          $*/per person/per day
--------------------------------------------------------------------------------

At the customer's location, VMI will train the personnel who will be responsible for Tier 2 support. Travel and accommodations extra. A limited number of observers may attend at no cost, subject to the agreement of VMI

                                 Volume Pricing
                    3 - 5 students - $*/per student/per day
                   over 5 students - $*/per student/per day

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Training - Tier 1                                          $*/per person/per day
--------------------------------------------------------------------------------

At the customer's location, VMI will train Customer Service Representatives and Help Desk Representatives on the VMI Licensed Software suite. (Minimum class size 4 seats). Travel and accommodations extra. A limited number of observers may attend at no cost, subject to the agreement of VMI.

                                Volume Pricing
                    Up to 20 students - $*/per student/per day
                    20 to 40 students - $*/per student/per day
                     over 40 students - $*/per student/per day

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Maintenance & Support              *% per year of all license fees payable under
                                                     the terms of the Agreement.
--------------------------------------------------------------------------------

Tier 3 Application Support, as defined by Schedule C of this Agreement including, without limitation, the delivery and provisioning of maintenance releases. These fees are payable in advance, commencing 1 year after installation of the EM software.
--------------------------------------------------------------------------------

----------------------------------------
* Confidential material redacted and filed separately with the Commission.

Page C1

                                 SCHEDULE C

              Tier 3 Application Support and Maintenance Services

1.   Definitions

1.1 The terms defined in Section 1 of this Agreement shall have the same interpretation within this Schedule. In addition, the following terms shall have the meaning defined below:

      (a) "approved hardware list" means a list of computer hardware devices attached as Schedule E to this Agreement, which have been tested and found suitable for the purpose of hosting the Licensed Software.

      (b) VMI will periodically provide, and Licensee will promptly install, performance-related or safety-related engineering change orders, modifications, and changes and updates. The Licensee may also request installation by VMI at Licensee expense. Licensed Software Updates are defined exclusively by VMI.

      (c) From time to time VMI will introduce Licensed Software and/or hardware features, which enhance the functionality of the Licensed Software known as upgrades. These will be made available to the licensee as per the pricing on Schedule B.

      (d) "non-standard hardware" means computer hardware devices not included on the approved hardware list.

      (e) "Software Error" means any Licensed Software instruction or statement contained in or absent from the Licensed Software, which, by its presence or absence, prevents the Licensed Software from operating in accordance with VMI's published specifications.

      (f) "Licensed Software update" means enhancements, extensions or other modifications to the Licensed Software designed to correct Licensed Software errors.

      (g) "Software Support Period" means the period of 365 days commencing on the date the Licensed Software has been accepted in accordance with section 7.1 of this Agreement.

      (h)   "3rd party software" means software not produced by VMI.

2.   Licensed Software Support Period

2.1 The obligations of VMI under this Schedule only apply during the Licensed Software Support Period.

Page C2


3.   Suitability of Licensed Software

3.1   The Licensee agrees that they have fully researched the current release
      2.2 Licensed Software and have determined that it is, in its present form, suitable for their purpose. They further agree that they have fully disclosed their intended use of the Licensed Software to VMI, and that they understand that it may not be possible to alter the Licensed Software from its present form to meet an undisclosed purpose and that VMI's inability to perform such alterations does not constitute grounds to set aside this Agreement. Suitability of future software releases and specified requirements are subject to the approval of the Licensee and VMI.

4.   Approved Hardware

4.1 Schedule E to this Agreement details the computer hardware systems that the Licensed Software is designed to operate on and as such are designated as approved hardware. The Licensee warrants that the Licensed Software will only be installed on approved hardware, and that they will take all reasonable precautions to prevent non-standard hardware from being introduced into the system without the prior consent of VMI.

4.2 The Licensee agrees that VMI will not support issues with the Licensed Software that arise from an installation on a system containing non-standard or non-VMI approved hardware.

5.   Licensed Software Installation

5.1 The Licensee understands that the Licensed Software is designed to function on a stand-alone system configuration, and that introducing 3rd party software applications into the same system configuration may affect the Licensed Software's performance. Accordingly, the Licensee warrants that they will install the Licensed Software on computer systems dedicated to hosting the Licensed Software and will ensure that no other software applications are installed on that same computer system. The Licensee agrees that VMI will not provide support on issues that arise due to the installation of 3rd party software by Licensee.

5.2 The Licensee further warrants that the Licensed Software will be installed in the manner documented by VMI, and that such installation will be performed by VMI certified technical support personnel.

5.3 VMI recognizes that from time to time service packs, upgrades, patches, etc may become available for the operating system and supporting applications of the approved computer systems on which the Licensed Software is installed. VMI will make every effort to test these for compatibility with the Licensed Software and will advise the Licensee when they may be installed. The Licensee agrees that VMI will not provide support for the Licensed Software if the Licensee installs any service packs, upgrades, patches, etc that have not been tested and certified for use with the Licensed Software. The installation of these service packs, upgrades and patches, once certified, must be installed by VMI certified

Page C3

      technical support personnel. Installation and software upgrades must align with the stated scheduled Maintenance downtime in the End-User facing Service Level Agreement.

6.   Error correction services

6.1 Any failure of the Licensed Software to operate in accordance with VMI's published specifications may be reported by the Licensee to VMI during the Software Support Period. The Licensee may report failures either in writing or by telephone or other remote communication. Upon receipt of a report of a failure from Licensee, VMI shall use all reasonable efforts to provide the Licensee, within the time frames established in Subsections
      6.2 and 6.3 of this Schedule, with a permanent correction of the Software Error which caused the failure or, at VMI's option, with a software patch or by-pass around the Software Error as a temporary correction. At a minimum, any such software patch or by-pass shall cause the Licensed Software to meet VMI's published specifications for the Licensed Software. Although VMI shall use all reasonable efforts to provide permanent corrections for all Software Errors, Licensee acknowledges that certain Software Errors may not be permanently corrected by VMI under this Agreement. All Software Error corrections, whether temporary or permanent, shall become part of the Licensed Software and shall be subject to the terms and conditions of Licensee's license with respect to the Licensed Software.

6.2 VMI shall respond to a report of a Software Error in accordance with the severity of the Software Error, as detailed in Subsection 6.3 below. The severity shall be reasonably determined by Licensee, and communicated to VMI, based on the following definitions:

      Severity 1:   Involves situations where the Network facilities or
                    application are inoperable. Also involves situations where a large number of End Users are affected or the financial considerations are significant.

      Severity 2:   Involves situations where service is available in a reduced capacity due to problems with one or more components of the network. Also involves situations where a limited number of End Users are impacted or the financial considerations are minor.

      Severity 3:   Involves situations where service is not interrupted but
                    maybe degraded. Calls under this category may include generally asked questions

      Severity 4:   Action item or an information request.

Page C4

6.3   VMI will respond to Software Errors as follows:

Support Escalation Matrix
--------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Priority Level      Description                                    Examples                  End User            Escalation
                                                                                             Notification/
                                                                                             Update
-----------------------------------------------------------------------------------------------------------------------------------
1   Urgent          Involves situations where the Network          OUT OF SERVICE            Notification: 30    1st level: 1 hour
                                                                                             ------------
    (High           facilities or application are inoperable.                                minutes.            minutes
    Business        Also involves situations where a large         1.  Application &
    Impact)         number of End Users are affected or the            Processes             Update:  Every      2nd level: 2 hours
                                                                                             ------
                    financial considerations are significant.                                30 minutes          3rd level: 3 hours
                    This is available 7/24 and must be answered    2.  Networks
                    by a live individual within stated times.                                                    4th level: 4 hours
-----------------------------------------------------------------------------------------------------------------------------------

    Resolution objective: In less than 4 hours

-----------------------------------------------------------------------------------------------------------------------------------

2   High            Involves situations where service is           1. Applications &        Update: Every 60     1st level: 2 hours
                                                                                            ------
    (Low            available in a reduced capacity due to            Processes                                  2nd level: 4 hours
    Business        problems with one or more components of
    Impact)         the network. Also involves situations          2. Networks                                   3rd level: 8 hours
                    where a limited number of End Users are
                    impacted or the financial considerations       3. Response time
                    are minor. This is available 7/24 and must        is slow
                    be answered by a live individual within
                    stated times.                                  4. Data integrity
                                                                      is questionable
-----------------------------------------------------------------------------------------------------------------------------------

    Resolution objective: In less than 8 hours

-----------------------------------------------------------------------------------------------------------------------------------

3   Routine         Involves situations where service is not       1. Response time                             1st level: 8 hours
                    interrupted but maybe degraded. Calls             degradation
    (Service        under this category may include generally                                                   2nd level:16 hours
    Degradation)    asked questions.
                                                                                                                3rd level: 24 hours
-----------------------------------------------------------------------------------------------------------------------------------

    Resolution objective: In less than 12 hours.

-----------------------------------------------------------------------------------------------------------------------------------

4   Low             Action item or an information request.         1. Situations which                          1st level: 1
                                                                      need to be addressed                      business day
    (No                                                               but do not impact the
    Business                                                          functionality of the                      2nd level: 2
    Impact)                                                           System.                                   business days
-----------------------------------------------------------------------------------------------------------------------------------

    Resolution objective: In less than 2 business days

-----------------------------------------------------------------------------------------------------------------------------------

6.4 If Licensee reports a Software Error to VMI, Licensee shall give VMI reasonable access to the computer system on which the Licensed Software resides, and shall provide such information as VMI may reasonably request, including sample output and other diagnostic information, in order to permit VMI to expeditiously correct the Software Error.

7.   Support Personnel

7.1 The Licensee recognizes that the Licensed Software and its supporting computer hardware form a complex system that requires special knowledge and training to operate and maintain. The Licensee agrees that only those personnel who have been certified by VMI to support the system will be permitted to do so.

Page C5

8.   Support line service

8.1 VMI shall provide Licensee remote access to VMI's personnel, to help the Licensee in answering questions with respect to the Licensed Software 7 days per week and 24 hours per day. The Licensee's access to the VMI's personnel shall include both telephone access and access by means of VMI's electronic mail service, if and when made available by VMI, provided, however, that all costs incurred by Licensee in the use of telephone and terminal equipment shall be the responsibility of Licensee.

8.2 By notice in writing to VMI, the Licensee shall appoint a user representative or representatives who shall be the only individuals entitled to access the support line on behalf of Licensee. Such representatives must be technical support staff certified by VMI to support and administer the Licensed Software. The Licensee may change any such appointment by subsequent notice to VMI.

8.3 Calls to the support line, during business hours or not, which concern an issue that is documented and explained in VMI's software documentation, or for questions which a VMI certified technical support person would reasonably be expected to be able to answer, of which VMI's technical support staff shall be the sole judge, shall be considered extraneous support and will be billed to the Licensee at the agreed upon rate for technical support.

9.   Support charges and on-site services

9.1 Except as otherwise expressly provided in this Agreement, the monthly or yearly support charge specified in this Agreement is inclusive of all software support services described in this Agreement except for on-site Software Error correction services. VMI shall provide on-site services, when requested by Licensee, at VMI's standard hourly or daily rates.

10.   Licensee's responsibilities

10.1 Licensee shall ensure that VMI has access to installed system through a mutually agreed upon method.

10.2 Licensee shall be responsible for installation of all Software Error corrections.

10.3 The Licensee shall protect data from loss by implementing back-up procedures.

10.4 The Licensee shall save and hold harmless VMI from any damages whatsoever arising out of or related to the use of or inability to use the Licensed Software including, but not limited to direct, indirect, special, incidental, or consequential damages, and damages for loss of business profits, business interruption, loss of business information, or other pecuniary loss, even if VMI has been advised of the possibility of such damages, whether such liability is based on contract, tort, warranty or any other legal or equitable grounds.

Page C6

11.   Excluded services

11.1 VMI is not obligated to correct a failure of the Licensed Software to operate in accordance with this Agreement if the failure results from:

      (a) use of the Licensed Software by Licensee other than in accordance with Licensee's license;

      (b) conditions resulting from the use of hardware or software that is supplied by other than VMI and that is not in accordance with this Agreement;

      (c) modifications to the Licensed Software or system configuration other than as approved by VMI; or

      (d) conditions resulting from the use of non-VMI certified personnel to provide support or maintenance to the Licensed Software.

12.   New releases

12.1 During the Software Support Period , VMI shall keep the Licensee informed of, and make available to the Licensee through separate license agreements and at additional cost, all New Releases of the Licensed Software. VMI shall make any New Releases available to Licensee at the same time as it makes them available to its other customers and on substantially the same terms and conditions as set out in Licensee's license with respect to the Licensed Software.

12.2 To ensure that its customer base is providing End Users with access to the up-to-date features of the Licensed Software, VMI may, from time to time, retire a version of the Licensed Software. At such time, VMI will terminate all support for the version being retired. VMI will serve notice to the Licensee that it intends to terminate support for a previous version of the Licensed Software a minimum of 365 days prior to the date on which support for the version will cease. At such time, the Licensee will be given reasonable opportunity to upgrade the version of the Licensed Software they are using in accordance with the provisions of section 12.1.

Page D1

                                    SCHEDULE D

    * Confidential material redacted and filed separately with the Commission.
-----------------------------------------------

Page E1

                                   SCHEDULE E
    * Confidential material redacted and filed separately with the Commission.
-----------------------------------------------

Page F1

                                   SCHEDULE F

    * Confidential material redacted and filed separately with the Commission.
-----------------------------------------------

Page G1

                                  SCHEDULE G

                         INSTALLATION AND TRAINING

Installation

Pursuant to the Deployment Plan that is signed off and agreed to by both parties, VMI will cooperatively work with the licensee to determine a suitable timetable for the installation of both the hardware and the software.

This process will be preceded by a comprehensive site inspection and an accepted architecture and hardware layout proposal from VMI.

An Installation Manager will be appointed by VMI and will be responsible for all aspects of the physical installation of the hardware and the relevant software components.

The Installation Manager and the Licensee will complete the following documents jointly:

     1)   Service Order Request Form

     2)   Sales Order Request From

Subsequent to successful installation, both Parties will run a series of post installation tests to ensure systems integrity. The official acceptance will occur upon the successful completion of the standards tests.

The appointed Installation Manager will work closely with the Project Manager appointed by VMI to ensure all Licensee objectives are met and to plan manpower resources with the Licensee.

Training

Ver 2.2 Tier II Training Outline

1.   Module 1 - Subscriber Features
     - how to use the system as a subscriber
     - how to use advanced features
     - much the same as in Ver 2.1
     Overview: This module provides an understanding of how the product works to properly assist subscribers & CSRs

2.   Module 2 - Support Model
     - various roles within the system - CSR, SA, etc
     - Tier I, Tier II, etc
     - support call escalation
     Overview: This module explains the role and function of Tier 2 support personnel.

3.   Module 3 - System Architecture
     - definitions list
     - overview of various configuration options
     - the hardware requirements and configuration
     - the implications of using non-standard hardware.
     Overview: This module details the system components and their relationship in an operating configuration and training in troubleshooting the system.

Page G2

4.   Module 4 - Software and Services
     - includes VMI software & other apps the Tier II Admin will be dealing with.
     - VMI software license and configuration - # of trunks, mailboxes, etc
     - installation of non-standard software and its effect on support
     - Service bundles and service
     - overview of installation of VMI software
     LAB Session - install VMI software
     Overview: How to install VMI software & manage the licensing and support agreements. What apps are on the system for administrative use & awareness of services running that Tier II administrators may deal with. Lab gives them a chance to do an install prior to operational install.

5.   Module 5 - Users Administration

Page H1

                                  SCHEDULE H

    * Confidential material redacted and filed separately with the Commission.
-----------------------------------------------