Form 10-Q
period 2002-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2002-11-14
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002.
or

[ ] Transition report under Section 13 or 15 (d) of the Securities
Exchange Act of 1934.

For the transition period from        to

Commission File Number: 0-27387

     VOICE MOBILITY INTERNATIONAL, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Nevada	33-0777819
----------------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180–13777 Commerce Parkway, Richmond, British Columbia, Canada V6V 2X3
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

36,974,448 shares of Common stock and common stock equivalents as of November 14, 2002

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets – September 30, 2002 and December 31, 2001
b)	Consolidated Statements of Operations – Three-Months Ended September 30, 2002 and 2001 and Nine-Months Ended September 30, 2002 and 2001
c)	Consolidated Statements of Cash Flows – Nine-Months Ended September 30, 2002 and 2001
d)	Notes to the Consolidated Financial Statements – September 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I: FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(See Note 1 – Nature of Operations and Basis of Presentation)
(Unaudited - Expressed in U.S. Dollars)

As at	September 30,	December 31,
	2002	2001
	$	$

ASSETS
Current
Cash and cash equivalents	755,896	1,732,200
Accounts receivable [net of allowance for doubtful debts:
September 30, 2002 - $7,842; December 31, 2001 - $26,014]	14,965	222,268
Other receivables	—	266,881
Notes receivable (Note 3)	222,500	232,500
Prepaid expenses	99,061	100,850

Total current assets	1,092,422	2,554,699

Property and equipment [net of accumulated
amortization: September 30, 2002 - $2,245,789;
December 31, 2001 - $1,552,084]	986,520	1,780,935

	2,078,942	4,335,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable	159,319	445,936
Accrued liabilities	194,922	57,062
Employee related payables	72,959	182,154
Notes payable (Note 3)	—	205,000
Deferred revenue	330,237	158,584
Series A promissory notes payable (Note 4)	433,784	—
Promissory note payable (Note 5)	290,229	—

Total current liabilities	1,481,450	1,048,736

Promissory note payable (Note 5)	1,299,170	1,575,930

Total liabilities	2,780,620	2,624,666

Commitments and contingencies (Note 8)

Stockholders’ equity (deficiency) (Note 7)
Common stock, $0.001 par value, authorized 100,000,000
31,536,948 outstanding [December 31, 2001 – 27,648,782]	31,537	27,649
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock issued and outstanding, 1	1	1
Series B Preferred stock issued and outstanding, 585,698	586	586
Additional paid-in capital	31,843,955	31,323,354
Accumulated deficit	(32,523,179)	(29,563,804)
Other accumulated comprehensive income	(54,578)	(76,818)

Total stockholders’ equity (deficiency)	(701,678)	1,710,968

	2,078,942	4,335,634

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Nine Months ended
	September 30		September 30
		(Note 9)		(Note 9)
	2002	2001	2002	2001
	$	$	$	$

Sales (Note 6)	477,007	38,621	670,338	116,353
Cost of sales (Note 6)	48,378	17,308	62,818	25,566

Gross Profit	428,629	21,313	607,520	90,787

Operating expenses
Sales and marketing	230,102	455,795	812,187	1,814,611
Research and development	238,805	1,034,207	833,727	3,708,342
General and administrative	508,123	1,045,235	1,721,140	2,960,425

	977,030	2,535,237	3,367,054	8,483,378

Loss from operations	548,401	2,513,924	2,759,534	8,392,591
Interest income	(1,811)	(125,864)	(6,366)	(143,433)
Interest expense	46,348	114,812	87,546	279,517
(Gain) loss on embedded foreign currency derivative	—	278,000	—	419,000

Net loss for the period	592,938	2,780,872	2,840,714	8,947,675
Foreign currency translation gains (losses)	42,459	(58,708)	22,240	(91,582)

Comprehensive loss for
the period	550,479	2,839,580	2,818,474	9,039,257

Loss per share (Note 7[d])
Basic and diluted loss per share	(0.02)	(0.09)	(0.08)	(0.31)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the nine months ended,

	September 30,	September 30,
	2002	2001
		(Note 9)
	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,840,714)	(8,947,675)
Non-cash items included in net loss
Amortization	781,437	642,853
Stock based compensation	18,334	418,272
Bad debt expense	(18,334)	14,391
Loss on embedded foreign currency derivative	—	419,000
Interest on notes payable	—	226,967
Loss on disposal of property and equipment	13,512	5,512

	(2,045,765)	(7,220,680)
Net change in operating assets and liabilities	311,554	1,152,074

Cash used in operating activities	(1,734,211)	(6,068,606)

INVESTING ACTIVITIES
Purchase of property and equipment	(49,514)	(981,964)
Proceeds on sale of property and equipment	50,236	8,178

Cash provided (used) in investing activities	722	(973,786)

FINANCING ACTIVITIES
Cash proceeds from issuance of common stock	506,155	—
Cash proceeds from Series A promissory notes payable	428,891	—
Cash proceeds on notes payable	—	1,404,214
Repayment of notes payable	—	(1,397,305)
Repayment of promissory note payable	(51,226)	—
Cash proceeds on issuance of special warrants, net	—	7,649,834
Cash proceeds on release of preferred stock from escrow	—	1,757,093
Cash proceeds on exercise of options	—	405,625
Dividends paid on preferred stock	(118,661)	(57,106)

Cash provided by financing activities	765,159	9,762,355

Effect of foreign currency on cash	(7,974)	(67,516)

Increase (decrease) in cash and cash equivalents	(976,304)	2,652,447
Cash and cash equivalents, beginning of period	1,732,200	602,527

Cash and cash equivalents, end of period	755,896	3,254,974

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2002
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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $2,759,534 for the nine-months ended September 30, 2002 [September 30, 2001 - $8,392,591] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financing. Management plans to continue to seek other sources of financing on favorable terms, however, there are no firm commitments for any other additional financing, and there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. Management expects revenues to increase in 2003 from the deployment of the unified communications software product which will afford the Company the ability to fund its daily operations and service its debt obligations. There are no assurances that the Company will be successful in achieving these goals.

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

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived 98% [nine months ended September 30, 2001 – 20%] of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 2% [nine months ended September 30, 2001 – 80%] of its revenues from sales by its US operations. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, wholly owned subsidiaries of Aliant Inc. comprised 86% of revenues for the nine months ended September 30, 2002. Sales to two customers comprised 96% of revenues for the nine-months ended September 30, 2002. Sales to one customer comprised 58% of revenues for the nine-months ended September 30, 2001.

3. NOTES RECEIVABLE AND PAYABLE

On August 8, 2001, a plaintiff commenced an action in the Superior Court of California against the Company and the predecessor corporation, Equity Capital Group, Inc. (“ECG”), to recover damages as a result of an alleged breach of contract. On October 15, 2001, a settlement agreement and mutual release was signed between the Company and the above noted plaintiff. The settlement agreement sets forth payments owing to the plaintiff by the Company in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002 of which the Company has paid in full as at September 30, 2002.

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

On September 16, 2002, the former majority shareholder of ECG filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court, Central District of California (Case No. SA02-16986 JR.)

As at September 30, 2002, the former shareholder was delinquent in scheduled payments to the Company totaling $260,000 and the Company has provided for legal and other costs to be incurred.

4. SERIES A PROMISSORY NOTES PAYABLE

On June 28, 2002, the Company issued an aggregate of $428,891 (Cdn.$650,000) of Series A promissory notes to four shareholders. The notes are repayable on the earlier of June 27, 2003, or when the Company’s cumulative revenues plus the net proceeds of any debt or equity financing exceed Cdn.$2,500,000, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than Cdn.$2,500,000. The notes bear interest at a rate of 8% per annum, such interest being payable quarterly and the notes are subject to a repayment premium equal to 15% of the outstanding principal balance.

5. PROMISSORY NOTE PAYABLE

	September 30,	September 30,
	2002	2001

Promissory note payable to Aliant Inc. – Interest at prime plus 1% and is	1,589,399	—
repayable in quarterly installments subject to the terms and conditions described below.
Less: current portion	290,229	—

	1,299,170	—

A promissory note is due to Innovatia Inc. (“Innovatia”), an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. (“Aliant”) for development services provided from February 1, 2001 to December 31, 2001.

The promissory note bears interest at prime plus 1% (prime rate at September 30, 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter (“Maximum Amount Payable”) is the lesser of $142,816 (Cdn $226,678) and 40% of the net aggregate amount of invoices (“Invoiced Amount”) issued by the Company to Aliant in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $142,816 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $142,816 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company’s common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $142,816 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

The Company is required to obtain shareholder and regulatory approval to is sue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the Company does not obtain additional approval for further issuances of common stock, the Company can only repay the remaining balance of the promissory note, if any, in cash.

On October 1, 2002, the Maximum Amount Payable to Aliant was Cdn$226,678. If the Company made the election to settle this amount with common shares, this would result in the issuance of an additional 1,314,075 shares of our common stock to Aliant for such quarterly payment. On January 1, 2003, the Maximum Amount Payable is Cdn$226,678 and on April 1, 2003, the Maximum Amo unt Payable is Cdn$7,295 (total amount payable - Cdn$460,651 ($290,229)).

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

During the three months ended September 30, 2002, the Company has sales of $452,640 to Aliant Inc, a related party, and has recorded $44,328 to cost of sales related to the royalty expense to Aliant Inc.

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

On March 6, 2002, a holder of Exchangeable Shares e xchanged 500,000 Exchangeable Shares into 500,000 common shares of the Company for no additional consideration.

On June 11, 2002, a holder of Exchangeable Shares exchanged 662,500 Exchangeable Shares into 662,500 common shares of the Company for no additional consideration.

On July 26, 2002, the Company issued 500,000 units, at $0.18 per unit for gross cash proceeds of $90,000. Each unit comprises one share of common stock and one non-transferable Class O warrant, entitling the holder to one common share, exercisable at $0.25 at any time up to July 26, 2005.

On July 31, 2002, the Company issued 1,400,000 units, at $0.195 per unit for gross cash proceeds of $273,000. Each unit comprises one share of common stock and one half of one non-transferable Class P warrant, entitling the holder to one common share, exercisable at $0.30 at any time up to July 31, 2003, upon giving 61 days notice.

On July 31, 2002, the Company issued 755,333 units, at Cdn$0.30 per unit for gross cash proceeds of $143,155 (Cdn$226,600). Each unit comprises one share of common stock and one half of one non-transferable Class Q warrant, entitling the holder to one common share, exercisable at Cdn$0.45 at any time up to July 31, 2003. The Company also issued 70,333 common shares to a third party as a finders fee.

As at September 30, 2002 the holders of the Exchangeable Shares are entitled to 5,437,500 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b] Stock options

The Second Amended and Restated 1999 Stock Option Plan (“Plan”) authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

		Options Outstanding

			Exercise	Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2001	2,100,609	6,444,936	0.35 – 7.25	$2.16
Options granted	(2,200,000)	2,200,000	0.10 – 0.18	$0.13
Options forfeited	1,952,054	(1,952,054)	0.18 – 6.88	$2.02

Balance, September 30, 2002	1,852,663	6,692,882	0.10 – 7.25	$1.54

[c] Warrants

As at September 30, 2002, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

Series F warrants	1,250,000	2.25	November 30, 2003
Series K warrants	100,000	1.50	April 25, 2004
Share purchase warrants	3,250,000	Cdn. $2.25	April 3, 2003
Compensation options	650,000	Cdn. $2.00	April 3, 2003
Compensation warrants	325,000	Cdn. $2.25	April 3, 2003
Series O warrants	500,000	0.25	July 26, 2005
Series P warrants	700,000	0.30	July 31, 2003
Series Q warrants	377,667	Cdn. $0.45	July 31, 2003

	7,152,667

[d] Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods ended:

	Three Months ended		Nine Months ended
	September 30		September 30
	2002	2001	2002	2001
	$	$	$	$

Numerator:
Net loss for the period	(592,938)	(2,780,872)	(2,840,714)	(8,947,675)
Reduction of beneficial conversion feature
on retraction of 80,969 Series B preferred
stock	—	—	—	109,550
Dividends paid on preferred stock	(28,475)	(57,106)	(118,661)	(57,106)

Net loss attributable to holders of common
stock and common stock equivalents	(621,413)	(2,837,978)	(2,959,375)	(8,895,231)

Denominator:
Weighted average number of common stock
outstanding	30,695,802	25,656,584	29,273,704	22,218,772
Weighted average number of common stock
issuable on exercise of exchangeable shares	5,437,500	6,600,000	5,603,251	6,600,000

Average number of common stock and
common stock equivalents outstanding	36,133,302	32,256,584	34,876,955	28,818,772

Loss per share:
Basic and diluted loss per share	(0.02)	(0.09)	(0.08)	(0.31)

8. COMMITMENTS AND CONTINGENCIES

[a]
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

[b]
On June 29, 2001, Mr. O’Flaherty resigned his position as President and Director of the Company. As part of his final settlement, Mr. O’Flaherty will remain in salary continuance up to December 31, 2002. In the case of re-employment with another company, the Company will continue to pay the difference, if any, between his new monthly base salary and the monthly base salary which he was earning at the Company. Mr. O’Flaherty will also forego any rights he may have under his employment agreement to any additional monetary bonuses and associated options for 2001 and 2002. As at September 30, 2002, the Company has accrued $25,989 for this matter.

9. COMPARATIVE FIGURES

Sales for the nine-month period ended September 30, 2001 previously reported as $466,353 on Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $116,353 to reflect adjustments to revenue reported in the consolidated financial statements.

Sales for the three-month period ended September 30, 2001 previously reported as $388,621 on Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $38,621 to reflect adjustments to revenue reported in the consolidated financial statements.

Cost of sales for the nine-month period ended September 30, 2001 previously reported as $107,816 on Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $25,566 to reflect adjustments to cost of sales related to revenue previously reported in the consolidated financial statements.

Cost of sales for the three-month period ended September 30, 2001 previously reported as $99,558 on Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $17,308 to reflect adjustments to cost of sales related to revenue previously reported in the consolidated financial statements.

10. SUBSEQUENT EVENTS

[a]	On October 4, 2002, the Company paid cash dividends of $28,788 to holders of Series B preferred stock.
[b]	As at November 14, 2002, 233,717 employee stock options were forfeited according to their terms under the Second Amended and Restated 1999 Stock Option Plan.
[c]
On October 15, Mr. Jim Hewett resigned his position as Chief Financial Officer. As part of his final settlement, Mr. Hewett will remain in salary continuance up to February 15, 2003. In the case of re-employment with another company, Voice Mobility will pay fifty percent of the remaining settlement value. On October 25, Mr. David Grinstead resigned his position as Executive Vice President of Sales and Business Development.

ITEM 2 - MANAGEM ENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Interim Consolidated Financial Statements and related notes.

Certain statements contained in this section and els ewhere in this quarterly report regarding matters that are not historical facts are "forward-looking statements" (as defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward -looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

All references to “$” or “dollars” refer to U.S. Dollars.

Results of Operations for the three-month periods ended September 30, 2002 and September 30, 2001:

Sales – Sales for the three-month period ended September 30, 2002 were $477,007, compared to $38,621 for the three-month period ended September 30, 2001 representing a 1,135% increase. Sales for the three-month period ended September 30, 2002 were for software licence sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales for the three-month period ended September 30, 2001 were for recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fee.

The increase in revenues was primarily attributable to $452,640 in sales of software licences to one customer for the three months ended September 30, 2002. In June 2002, we entered into a three year software license agreement with Aliant Telecom Inc. Aliant is the parent of Innovatia Inc., a shareholder of the company. The license agreement is a joint development agreement with Aliant involving voicemail replacement, product development and product deployment strategies to help us develop a first class carrier grade unified communication software product to be marketed to carriers worldwide. As part of the agreement, Aliant paid us Cdn$1.125 million as an initial payment which we received in August 2002. For the three month period ended September 30, 2002, we recognized $442,497 (Cdn$690,789) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized when future product and services are delivered.

In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communication software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the three-month period ended September 30, 2002, we have recognized $20,833 of the deferred amount.

Sales for the three-month period ended September 30, 2001 previously reported as $388,621 on Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $38,621 to reflect adjustments to revenue reported in the consolidated financial statements.

Cost of sales - Cost of sales were $48,378 and $17,308 for the three-month periods ended September 30, 2002 and 2001 respectively, representing a 179% increase. Cost of sales for the three-month period ended September 30, 2002 is primarily comprised of royalty costs. Cost of sales for the three-month period ended September 30, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites.

The increase in cost of sales was primarily attributable to the increase in royalty costs of $44,328 associated with the sales of our unified communications product to one customer for the three months ended September 30, 2002.

Cost of sales for the three-month period ended September 30, 2001 previously reported as $99,558 on Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $17,308 to reflect adjustments to cost of sales related to revenue previously reported in the consolidated financial statements.

Operating Expenses

Sales & Marketing - Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $230,102 and $455,795 for the three-month periods ended September 30, 2002 and September 30, 2001 respectively, representing a decrease of 50%.

The decrease of $225,693 in sales and marketing expense between the three-month period ended September 30, 2002 and 2001, is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses.

The primary reason for the decrease in costs is a result of a significant cost reduction plan. We decreased personnel in our sales and marketing department by 10 persons between April 1, 2001 and September 30, 2002.

Research and Development - Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $238,805 and $1,034,207 for the three-month periods ended September 30, 2002 and 2001 respectively representing a decrease of 77%. These costs reflect employee stock option compensation cost of $4,163 and $(6,383) for the three-month periods ended September 30, 2002 and 2001 respectively.

The decrease of research and development expense between the three-month period ended September 30, 2002 and 2001, is primarily a result of a decrease in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

For the three month period ended September 30, 2001, the Company incurred $475,000 of research and development expenses as a result of the February 27, 2001 agreement with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. For the three month period ended September 30, 2002, no such expense was incurred.

The primary reason for the remaining decrease in costs of $330,948 is a result of a significant cost reduction plan. We have decreased personnel in our research and development department by 18 developers between April 1, 2001 and September 30, 2002.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $508,123 and $1,045,235 for the three-month periods ended September 30, 2002 and 2001 respectively, representing a decrease of 51%. These costs reflect employee stock option compensation cost of $(989) and $9,833 for the three-month periods ended September 30, 2002 and 2001 respectively.

The decrease of $526,290 (net of stock based compensation) in general and administrative costs between the three-month periods ended September 30, 2002 and 2001, is primarily a result of a decrease in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

Interest Income - Interest income was $1,811 and $125,864 for the three-month periods ended September 30, 2002 and 2001 respectively. For the three month period ended September 30, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from September 30, 2001 to September 30, 2002.

Interest Expense - Our interest expense was $46,348 and $114,812 for the three-month period ended September 31, 2002 and 2001 respectively. Our interest expense is primarily related to short-term debt.

Income Taxes – For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Results of Operations for the nine -month periods ended September 30, 2002 and September 30, 2001:

Sales – Sales for the nine-month period ended September 30, 2002 were $670,338 compared to $116,353 for the nine-month period ended September 30, 2001, representing a 476% increase. Sales for the nine-month period ended September 30, 2002 were for software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales for the nine-month period ended September 30, 2001 were from recognition of deferred revenue from 2000, mailbox subscriptions, installation, marketing and training fee.

The increase in revenues was primarily attributable to $577,456 in sales of our software license to one customer, Aliant Inc., which comprised 86% of revenues for the nine months ended September 30, 2002. In June 2002, we entered into a three year software license agreement with Aliant Telecom Inc. Aliant is the parent of Innovatia Inc., a shareholder of the company. The license agreement is a joint development agreement with Aliant involving voicemail replacement, product development and product deployment strategies to help us develop a first class carrier grade unified communication software product to be marketed to carriers worldwide. As part of the agreement, Aliant paid us Cdn$1.125 million as an initial payment which we received in August 2002. For the nine month period ended September 30, 2002, we recognized $442,497 (Cdn$690,789) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized when future product and services are delivered.

In April 2000 we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communications software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the nine-month period ended September 30, 2002, we have recognized $62,500 of the deferred amount.

Sales for the nine-month period ending September 30, 2001 previously reported as $466,353 on our Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $116,353 to reflect adjustments to revenue reported in the consolidated financial statements.

Cost of sales - Cost of sales for the nine-month period ended September 30, 2002 is comprised of the royalty cost, localization costs and amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites. Cost of sales for the nine-month period ended September 30, 2001 is comprised of the amortization of the telephony hardware, software licenses, and installation costs of our unified communications product at existing customer sites. Cost of sales were $62,818 and $25,566 for the nine-month periods ended September 30, 2002 and 2001 respectively, representing a 146% increase.

The increase in cost of sales was primarily attributable to $44,585 in royalty cost related to sales of our software license to one customer for the nine months ended September 30, 2002.

Cost of sales for the nine-month period ended September 30, 2001 previously reported as $107,816 on Form 10-Q filed on November 13, 2001 have now been retroactively adjusted to $25,566 to reflect adjustments to cost of sales related to revenue previously reported in the consolidated financial statements.

Operating Expenses

Sales & Marketing – Our sales and marketing costs consists primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $812,187 and $1,814,611 for the nine-month periods ended September 30, 2002 and September 30, 2001 respectively representing a decrease of 55%.

The decrease of $1,002,424 in sales and marketing expense between the nine-month period ended September 30, 2002 and 2001 is a result of a decrease in sales and marketing personnel, advertising and promotions, travel, consulting fees, and general sales and marketing expenses.

The primary reason for the decrease in costs is a result of a significant cost reduction plan. We decreased personnel in our sales and marketing department by 10 persons between April 1, 2001 and September 30, 2002.

Research and Development - Our research and development costs were $833,727 and $3,708,342 for the nine-month periods ended September 30, 2002 and 2001 respectively representing a decrease of 78%. These costs reflect employee stock option compensation cost of $18,334 and $247,389 for the nine-month periods ended September 30, 2002 and 2001 respectively.

The decrease of $2,645,560 (net of stock based compensation) between the nine-month period ended September 30, 2002 and 2001 is primarily a result of a decrease in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

For the nine month period ended September 30, 2001, the Company incurred $1,266,667 of research and development expenses as a result of the February 27, 2001 agreement with Innovatia Inc., a wholly owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. For the nine month period ended September 30, 2002, no such expense was incurred.

The primary reason for the remaining decrease in costs of $1,378,893 is a result of a significant cost reduction plan. We have decreased personnel in our research and development department by 18 developers between April 1, 2001 and September 30, 2002.

General and Administrative - Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,721,140 and $2,960,425 for the nine-month periods ended September 30, 2002 and 2001 respectively representing a 42% decrease. These costs reflect employee stock option compensation cost of $nil and $45,633 for the nine-month periods ended September 30, 2002 and 2001 respectively. A further $nil and $125,250 of stock options compensation cost were recorded for the nine-month periods ended September 30, 2002 and 2001 respectively for stock option grants awarded to non-employees in exchange for consulting services.

The decrease of $1,068,412 (net of stock based compensation) in general and administrative costs between the nine-month periods ended September 30, 2002 and 2001, is primarily a result of a decrease in personnel costs, professional and legal costs, consulting fees, depreciation and amortization, lease of office space, and general administrative costs.

Interest Income - Interest income was $6,366 and $143,433 for the nine- month periods ended September 30, 2002 and 2001 respectively. For the nine month period ended September 30, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from September 30, 2001 to September 30, 2002.

Interest Expense - Our interest expense was $87,546 and $279,517 for the nine-month period ended September 30, 2002 and 2001 respectively. Our interest expense is primarily related to short-term debt.

Income Taxes – For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Fluctuations in Annual and Quarterly Results

Our annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, including:

  The amount and timing of expenditures required developing strategic relationships to enhance sales and marketing.

  Changes in sales and implementation cycles for our products and the reduced visibility into potential customers' spending plans and associated revenue.

  Changes in the growth rate of Internet usage and acceptance by consumers of unified messaging systems.

  Price and product competition in the communications industry which can change rapidly due to technical innovation.

  Emergence of new services and technologies in the market in which we compete; and fluctuations of foreign currency exchange rates.

  The overall trend toward industry consolidation both among our competitors and our potential customers.

  Unanticipated delays in product development that could adversely affect our revenues or results of operations.

  The failure or unavailability of third-party technologies and services could limit our ability to generate revenue.

  The ability of potential customers and suppliers to obtain financing or to fund capital expenditures.

  Actual events, circumstances, outcomes, and amounts differing from judgements, assumptions and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities and other items reflected in our financial statements.

  Changes in accounting rules, such as recording expenses for stock option grants.

In addition, a portion of our revenue relies on the number of mailboxes our customers sell and therefore our revenue may fluctuate depending on the marketing and sales campaigns of our customers.

Liquidity and Capital Resources

As of September 30, 2002, we had $755,896 in cash and cash equivalents and a working capital deficiency of $98,799.

Operating Activities

Our operating activities resulted in net cash outflows of $1.8 million for the nine-month period ended Septemb er 30, 2002. Operating activities resulted in net cash outflows for the years ended December 31, 2001 and 2000 of $7.6 million and $5.5 million respectively. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $722 for the nine-month period ended September 30, 2002. Investing activities resulted in net cash outflows for the years ended December 31, 2001 and 2000 of $0.9 million and $1.9 million respectively. The investing activities in fiscal 2001 and 2000 consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our growing employee headcount during those periods, and our research and development needs including test equipment. At September 30, 2002, we did not have any material commitments for future capital expenditures.

Financing Activities

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

Aliant Transactions

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

In June 2002, we entered into a three year software license agreement with Aliant Telecom Inc. Aliant is the parent of Innovatia Inc., a shareholder of the company. The license agreement is a joint development agreement with Aliant involving voicemail replacement, product development and product deployment strategies to help us develop a first class carrier grade unified communication software product to be marketed to carriers worldwide. As part of the agreement, Aliant paid us Cdn$1.125 million as an initial payment which we received in August 2002. For the three month period ended September 30, 2002, we recognized $442,497 (Cdn$690,789) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized when future product and services are delivered.

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate significant revenues from Tier I telecommunications providers in 2003 from revenues generated through the replacement of legacy voice mail systems. Our contract with Aliant, a Tier I telecommunications provider, provided us with Cdn$1.125 million as an initial payment to be applied towards the deployment of mailboxes. Such payment afforded us the ability to fund a portion of our daily operations and service our debt obligations.

However, even if we secure additional revenue beyond the Aliant contract, we currently anticipate that will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. There are no assurances that we will be successful in achieving these objectives. In addition, as a result of the current slowdown in capital spending by telecommunications service providers, revenues from other service providers may be adversely affected more than we currently project. Based on current projections, if we are unable to increase revenues over historical levels, we will continue to have negative cash flows for the balance of fiscal 2002 and we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. To date, we have incurred significant operating losses that raise substantial doubt about our ability to raise funds and to continue as a going concern.

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

Our Business Model is in Its Early Stages of Legacy Voice Mail Replacement and May Not Be Successful.

In early 1998, the focus of our predecessor's business by necessity shifted to research and development efforts needed to develop a Windows 2000 platform-based product line. During 2002, we shifted our focus to market our products to Tier 1 service providers, with less reliance on CLECs, ASPs and ISPs, to whom we had previously focused marketing efforts. Given these shifts in our business focus, even though our predecessor and we have had limited revenues from operations since 1993, we are at an early stage of entering the commercial marketplace. Our future operating results are subject to a number of risks, including our ability to implement our strategic plan, to attract qualified personnel and to raise sufficient financing as required. Our management's inability to guide growth effectively, including implementing appropriate systems, procedures and controls, could have an adverse effect on our financial condition and operating results.

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

We Hold No Patents on Our Technology.

We do not have and do not intend to apply for patents on our products. We rely on trade secrets to protect our intellectual property. Management believes that the patent application process in many countries in which we intend to sell products would be time -consuming and expensive and any patent protection might be out of date by the time the patent were to be granted.

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

We Are Currently Dependent on a Limited Number of Customers

Sales to one customer, Aliant, Inc., comprised 86% of our revenues for the nine months ended September 30, 2002. Sales to two customers comprised 96% of revenues for the nine months ended September 30, 2002. Sales to one customer comprised 58% of revenues for the nine months ended September 30, 2001. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base, our business, financial condition and results of operations would be materially and adversely affected.

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

Sales to the Tier I Provider Market are Especially Volatile

Sales to the Tier I telecommunications provider market have been characterized by large and often sporadic purchases with longer sales cycles as well as changes in market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Continued declines or delays in sales orders from this industry will have a material adverse effect on our business, operating results, and financial condition, particularly as we continue to invest in development of new products aimed at this market segment. The slowdown in the general economy, over-capacity, changes in the Tier I provider market, and the constraints on capital availability have had a material adverse effect on many of our potential provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future. Finally, Tier I service provider customers typically have longer design cycles, require a broader range of service, including design services, demand that vendors take on a larger share of risks, often have acceptance provisions which can lead to a delay in revenue recognition and expect financing from vendors. All these factors can add further risk to business conducted with service providers.

We Face Risks Associated with Changes in Telecommunications Regulation and Tariffs

Changes in telecommunications requirements in the United States, Canada or other countries could affect the sales of our products. In particular, we believe it is possible that there may be changes in telecommunications regulations in the future that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently untariffed services could affect the sales of our products for certain classes of customers. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities, including the Canadian Radio-television and Telecommunications Commission. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

Future Sales of Our Common Stock May Cause Our Stock Price to Decline.

As of November 14, 2002, we had outstanding approximately 36,974,448 common share equivalents, consisting of 31,536,948 shares of common stock and 5,437,500 shares of common stock issuable on conversion of all outstanding exchangeable shares, represented by one Series A preferred stock. Generally all of the 8,418,000 shares issued in April 1999 under Rule 504 of the Securities Act of 1933, as amended, are freely tradable, as are 453,756 shares issued under Rule 504 prior to April 1999, as are 6,500,000 shares issued in the April 2001 special warrant financing and 954,455 shares issued upon the exercise of options granted under our Second Amended and Restated 1999 Stock Option Plan.

The remaining 20,648,237 outstanding shares have not been registered under the Securities Act and therefore are treated as "restricted securities" and may be publicly sold in the United States only if registered or if the sale is made in accordance with an exemption from registration, such as Rule 144 under the Securities Act. Under these exemptions, however, substantially all of the 20,648,237 shares generally will be eligible for resale in the United States without registration one year from the date of purchase. This may adversely affect the market price of our shares and could affect the level of trading of such shares.

As of November 14, 2002, warrants to purchase an aggregate of 7,152,667 shares were outstanding. We have registered an aggregate of 3,250,000 shares issuable upon exercise of share purchase warrants in the April 2001 special warrant financing. We intend to register under the Securities Act the shares of common stock issuable upon exercise of the remaining outstanding warrants. On April 11, 2000, we registered under the Securities Act 5,000,000 shares reserved for issuance under our 1999 Stock Option Plan, of which 954,455 shares have been issued pursuant to exercise. On September 13, 2000, we registered an additional 5,000,000 shares reserved for issuance under this plan. When issued, all of these shares generally will be freely tradable.

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

The Market for Our Common Stock is Adversely Affected by the “Penny Stock” Rules

Our common stock is currently defined as a “penny stock” under the Securities Exchange Act of 1934, as amended, and rules of the SEC. The penny stock rules affect the ability of broker-dealers to make a market in or trade our shares and may also affect the ability of purchasers of shares to resell those shares in the public market. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Quotation on the OTC Bulletin Board and the Toronto Stock Exchange is not sufficient to avoid being treated as a “penny stock.” The Exchange Act and such penny stock rules generally impose additional sales practices and disclosure requirements on broker-dealers who sell our securities to persons other than “accredited investors” or in transactions not recommended by the broker-dealer. The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny s tock rules generally require that, prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

NASD Sales Practice Requirements Adversely Affect the Market for Our Common Stock

In addition to the “Penny Stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, and this has an adverse effect on the market for our shares. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.

We are Subject to Further Dilution if We Elect to Make Payments to Innovatia in Common Stock

On February 27, 2001, the Company entered into a three-year development agreement with Innovatia Inc. (“Innovatia“), an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. (‘Aliant“). The purpose of the agreement was to develop a carrier-classified unified communications product to which the Company will have exclusive title. Under the agreement, Innovatia licensed certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration of the services provided, the Company agreed to pay $5.7 million over three years in quarterly installments of $475,000 commencing the quarter ended April 30, 2001. The Company had the option to pay for some or all of the services in cash or common shares.

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

The promissory note bears interest at prime plus 1% (prime rate at September 30, 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter (“Maximum Amount Payable”) is the lesser of $142,816 (Cdn $226,678) and 40% of the net aggregate amount of invoices (“Invoiced Amount”) issued by the Company to Aliant in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $142,816 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $142,816 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company’s common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $142,816 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the Company does not obtain additional approval for further issuances of common stock, the Company can only repay the remaining balance of the promissory note, if any, in cash. If all or a significant portion of these payments were made in shares, this would result in substantial additional dilution in the future.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could impact our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities.

We face foreign currency exchange risk because the majority of our operating costs are incurred in Canadian dollars. The fluctuations in the foreign exchange rate between the U.S. and Canadian currency will result in fluctuations in our annual and quarterly results. Management has not employed the use of foreign currency derivative financial instruments that would allow the reduction in our exposure to exchange rate movements. Management does not expect any significant change in the strategies it employs to manage exposure in the near future.

We maintain a short-term investment portfolio consisting of term deposits with an average maturity of less than 90 days. These short-term investments are subject to interest rate risk and we manage this risk by maintaining sufficient cash balance such that we are typically able to hold our investments to maturity.

ITEM 4 – CONTROLS AND PROCEDURES

Quarterly evaluation of the company's Disclosure Controls and Internal Controls. As of November 1, 2002 which is within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision of management, including Randy G. Buchamer, our Chief Executive Officer (CEO) and Principal Financial Officer (PFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the PFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and PFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO/PFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/PFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The company's management, including the CEO/PFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by personnel in our finance department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary.

Among other matters, we sought to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and PFO require that the CEO and PFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accord with SEC requirements, the CEO/PFO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO/PFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Voice Mobility International, Inc. and its consolidated subsidiaries is made known to management, including the CEO/PFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On August 8, 2001, Sharon Ho commenced an action in the Superior Court of California against Voice Mobility International, Inc. and the predecessor corporation, Equity Capital Group, to recover damages as a result of an alleged breach of contract. On October 10, 2001, we entered into an indemnification agreement with the former majority shareholder of Equity Capital Group to indemnify us against any claims or liabilities that existed prior to the April 1, 1999 and June 1, 1999 share purchase agreements. Also on October 10, 2001, we entered into a settlement agreement with the former majority shareholder of Equity Capital Group. Under the agreement, the former shareholder is to pay us $290,000 to cover the costs of the Sharon Ho settlement and additional related legal expenses. The settlement amount is to be paid in set installments from October 10, 2001 to October 25, 2002. In addition to the indemnification and settlement agreements, Voice Mobility International, Inc. has also obtained a security agreement, a guaranty agreement and a stock pledge agreement to further protect and collateralize its position. On October 15, 2001, a settlement agreement and mutual release was signed between the Voice Mobility International, Inc. and Ms. Ho. The settlement agreement sets forth payments owing to Ms. Ho by Voice Mobility in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002 of which the Company has paid in full as at September 30, 2002. On March 8, 2002, a shareholder and Director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the settlement amount related to Voice Mobility and the former majority shareholder of Equity Capital Group. On September 16, 2002, the former majority shareholder of Equity Capital Group filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court, Central District of California (Case No. SA02-16986 JR.)

On December 31, 2001, Budd Stewart, a former employee of Voice Mobility, filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia (Registry Action No. S017317), claiming breach of an implied employment contract and stock option agreement by Voice Mobility Inc. The relief sought by Mr. Stewart is damages under several causes of action for an aggregate of approximately $1,825,892. We believe that there is no substantive merit to the claims and we intend to vigorously defend the action.

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

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 26, 2002, the Company issued 500,000 units, at $0.18 per unit for gross cash proceeds of $90,000. Each unit comprises one share of common stock and one non-transferable Class O warrant, entitling the holder to one common share, exercisable at $0.25 at any time up to July 26, 2005.

On July 31, 2002, the Company issued 1,400,000 units, at $0.195 per unit for gross cash proceeds of $273,000. Each unit comprises one share of common stock and one half of one non-transferable Class P warrant, entitling the holder to one common share, exercisable at $0.30 at any time up to July 31, 2003, upon giving 61 days notice.

On July 31, 2002, the Company issued 755,333 units, at Cdn$0.30 per unit for gross cash proceeds of $143,155 (Cdn$226,600). Each unit comprises one share of common stock and one half of one non-transferable Class Q warrant, entitling the holder to one common share, exercisable at Cdn$0.45 at any time up to July 31, 2003. The Company also issued 70,333 common shares to a third party as a finders fee.

ITEM 3 – DEFUALTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

1) On August 2, 2002, we filed a report on Form 8-K relating to a press release issued on August 2, 2002 announcing we had completed a series of private placements for Cdn$ 800,000 and had completed a debt financing of Cdn$ 650,000.

2) On October 18, 2002, we filed a report on Form 8-K relating to a press release issued on October 18, 2002 announcing the departure of David Grinstead, Voice Mobility’s Executive Vice President of Sales and Business Development and Jim Hewett, Voice Mobility’s CFO.

Signatures, and Certifications of the Chief Executive Officer and the Principal Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Principal Financial Officer (PFO) of the company.

The first form of Certification is required by Rule 13a -14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the PFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by Section 906 of the Sarbanes -Oxley Act of 2002 (section 1350 of chapter 63 of title 18 of the United States Code).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.
(Registrant)

By:	/s/ Randy G. Buchamer

Randy G. Buchamer
Chief Executive Officer and Chairman of the Board
Principal Executive Officer and Principal Accounting Officer

Dated: November 14, 2002

CERTIFICATION

I, Randy G. Buchamer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Voice Mobility International, Inc.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading wit h respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Randy G. Buchamer

Randy G. Buchamer
Chairman, Chief Executive Officer and

Principal Financial Officer

CERTIFICATION
PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO
§906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Voice Mobility International, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: November 14, 2002

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and
Principal Accounting Officer

The foregoing certification accompanies this Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.