Form 10-Q/A
period 2002-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2003-01-10
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Amendment No. 2
to

FORM 10-Q/A

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002.

or

[  ] Transition report under Section 13 or 15 (d) of the Securities
Exchange Act of 1934.

For the transition period from __________________ to __________________________

Commission File Number: 0-27387

     VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0777819

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada V5C 6A8
(Address of principal executive offices)

(604) 482-0000
(Issuer's telephone number)

180–13777 Commerce Parkway, Richmond, British Columbia, Canada V6V 2X3
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

Amendment No. 2 to Report on Form 10-Q for the quarterly period ended June 30, 2002.

PORTIONS AMENDED

The Company hereby amends (i) the redacted version of Exhibit 10.44, the Software License Agreement dated June 13, 2002 between the Company and Aliant Telecom, Inc., contained in the Company's Report on Form 10-Q/A for the quarterly period ended June 30, 2002, as filed with the Commission on September 5, 2002 and (ii) Part I - Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" of the Company's Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Commission on August 14, 2002, which is replaced in its entirety with the following:

Part I – Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

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

In February 2001, we entered into a three year development agreement with Innovatia Inc., a shareholder and a wholly owned subsidiary of Aliant Telecom Inc. The agreement is to develop a carrier-classified unified communications product that will become Aliant's primary hosted messaging solution for business and residential customers. In consideration of the services provided, we had originally agreed to pay quarterly fees based directly on the value of the work performed beginning February 2001. We had the option to elect to pay for some or all of the services in cash or common shares. On December 28, 2001, we agreed to settle the value of the services provided to date by Innovatia of $1.7 million in the form of a promissory note bearing interest at prime plus 1%. The promissory note is repayable in quarterly payments over the term commencing July 2002 and for the ten consecutive quarters thereafter. We have the option to elect to settle some or all of the amounts owing in cash or common shares. On December 28, 2001, we also issued 500,000 common shares to Innovatia at a market price of $0.26 per share as partial payment of the promissory note. At our Annual General Meeting held on June 13, 2002, shareholders approved the issuance of up to 2,000,000 share of common stock to be issued to Innovatia Inc. as payment against the promissory note.

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

In June 2002, we entered into a three year software license agreement with Aliant Telecom Inc. Aliant is the parent of Innovatia Inc., a shareholder of the company. The license agreement is a joint development agreement with Aliant involving voicemail replacement, product development and product deployment strategies to help us develop a first class carrier grade unified communication software product to be marketed to carriers worldwide. As part of the agreement, Aliant agreed to pay us Cdn$1.125 million as an initial payment. The initial payment is to be applied towards the projected deployment of mailboxes in Year 1 of the contract. The Company will recognize revenue of Cdn$1.125 million from the Aliant contract and will recognize revenue on the balance of the Aliant contract upon delivery of product and receipt of payment to the Company. At this time, the Company is unable to accurately predict when delivery will be made to Aliant (and thus when the resulting payment will be made to the Company) because the timing of the delivery of services by the Company is based on extrinsic factors such as regulatory approval from the Canadian Radio Television and Telecommunications Commission, Aliant's customer demands, technical acceptance, delivery and development costs, timing of development cycles, third party deliverables and deployment plans for class of services based on Aliant’s customer segmentation. Revenue from the Aliant contract currently is material to the Company's overall business and financial condition.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2002 from revenues generated through the replacement of legacy voice mail systems. As set forth above, our contract with Aliant has provided us with Cdn$1.125 million as an initial payment to be applied towards the projected deployment of mailboxes in Year 1 of the contract.

Based on current projections, if additional revenue from the Aliant contract beyond the Cdn$1.125 million initial payment is not recorded in fiscal 2002, and if we do not secure additional revenue beyond the Aliant contract, we will have negative cash flows in excess of $1.8 million for the balance of fiscal 2002 and we will need to raise additional funds through equity or debt financing to meet our current and future financial commitments. To date, we have incurred significant operating losses that raise substantial doubt about our ability to raise funds and to continue as a going concern. There are no assurances that we will be successful in achieving these objectives. In addition, as a result of the current slowdown in capital spending by telecommunications service providers, we expect that revenues from other service providers may be adversely affected more than we currently project.

Inflation has not had a significant effect to date on our results of operations.

Except as set forth in Part I – Item 2 above and in Item 6 below, no other changes are made to the Company's Reports on Form 10-Q and Form 10-Q/A for the quarterly period ended June 30, 2002.

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
Randy G. Buchamer,
Chairman and Chief Executive Officer

Dated: January 10, 2003

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

SECTION 11 - INDEMNITY

SECTION 12 – LIMITATION OF LIABILITY AND REMEDIES

SECTION 13 - TERMINATION

SECTION 14 - DISPUTE RESOLUTION

SECTION 15 - GENERAL PROVISIONS

SCHEDULE A. SOFTWARE DESCRIPTION

SCHEDULE B. PRICES

SCHEDULE C. TECHNICAL SUPPORT OBLIGATIONS

SCHEDULE D. DEPLOYMENT PLAN

SCHEDULE E. HARDWARE RECOMMENDATIONS

SCHEDULE F. SYSTEM CONFIGURATION RECOMMENDATIONS

SCHEDULE G. INSTALLATION AND TRAINING

SCHEDULE H. PRODUCT AND DEVELOPMENT ROAD MAP

SOFTWARE LICENSE AGREEMENT

This Agreement is dated for reference the 13th day of June, 2002 (the "Date of this Agreement").

BETWEEN:

Voice Mobility Inc., a corporation incorporated under the laws of
Canada, with its principal place of business at 180 – 13777
Commerce Parkway, British Columbia, V6V 2X3

(“ VMI”)

AND:

Aliant Telecom Inc., a corporation incorporated under the laws of
Canada having an office at One Brunswick Square, Saint John NB,
Canada, E2L 4K2

(“ Licensee”)

WHEREAS VMI has rights in the Licensed Software and Licensee wishes to acquire a license to use the Licensed Software.

WHEREAS VMI is willing to grant Licensee a license to use the Licensed Software for its internal business purposes only (and not for redistribution or resale) on the terms and conditions set out herein.

NOW THEREFORE in consideration of the mutual covenants and obligations contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Licensee and VMI (collectively the “Parties”) agree as follows:

SECTION 1 - DEFINITIONS

1.1		Definitions. In this Agreement, the following terms will have the following meanings:

(a)
“Affiliate” means, with respect to any entity, any other entity directly or indirectly controlling or controlled by, or under direct or indirect common control with, such entity or one or more of the other Affiliates of that entity (or a combination thereof). For the purposes of this definition, an entity shall control another entity if the first entity owns, beneficially or of record, more than fifty percent (50%) of the voting securities of the other entity.

(b)
“Agreement” means this agreement, the Schedules attached hereto and any documents included as part of this agreement by reference, as each may be amended from time to time in accordance with the terms of this Agreement.

	(c)	“Business Day” means any day other than a Saturday, Sunday or statutory holiday observed by Licensee or VMI.

(d)
“Commodity Taxes” means all commodity taxes, including but not limited to, all sales, retail, use, goods and services, harmonized, value added, excise and similar taxes imposed, levied or assessed by any government authority, other than taxes in the nature of a tax on income or capital.

(e)
“Confidential Information” means any information which is confidential in nature or that is treated as being confidential by a Party or by any of its Affiliates and that is furnished by or on behalf of such Party or any of its Affiliates (collectively, the “Disclosing Party”) to the other Party or to any of its Affiliates (collectively, the “Receiving Party”), whether such information is or has been conveyed verbally or in written or other tangible form, and whether such information is acquired directly or indirectly such as in the course of discussions or other investigations by the Receiving Party, including, but not limited to, trade secrets and technical, financial or business information, data, ideas, concepts or know-how that is considered and treated as being confidential by the Disclosing Party. Confidential Information disclosed in tangible or electronic form may be identified by Disclosing Party as confidential with conspicuous markings, or otherwise identified with a legend as being confidential, but in no event shall the absence of such a mark or legend preclude disclosed information which would be considered confidential by a party exercising reasonable business judgment from being treated as Confidential Information by Receiving Party.

(f)	“End Users” means the Licensee’s end users of the enhanced messaging system made available through the use of the Licensed Software;

(g)
“Intellectual Property Right” means any right that is or may be granted or recognized under any Canadian or foreign legislation regarding patents, copyrights, neighbouring rights, moral rights, trademarks, trade names, service marks, industrial designs, mask work, integrated circuit topography, privacy, publicity, celebrity and personality rights and any other statutory provision or common or civil law principle regarding intellectual and industrial property, whether registered or unregistered, and including rights in any application for any of the foregoing.

(h)
“Licensed Software” means the enhanced messaging software described in Schedule A, in executable code (object code) only, together with the associated documentation therefore, including any update or enhancement to such software product that is generally made available by VMI and that is marketed under the same product number and nomenclature and which may be added from time to time to Schedule A as a maintenance release. VMI reserves the right to upgrade Licensed Software to the current release and to charge for new features requested by the Licensee and not included in this Agreement.

(i)	“System Configuration” means the Hardware and Licensed Software as listed in Schedule F.

(j)
“Third Party Software” means software and associated documentation and materials proprietary to a third party and distributed by VMI, including that software listed in Schedule A, subject to the terms of a separate, executable code only license agreement between the appropriate third party and the Licensee.

(k)	“Tier 1 Support” means the support and maintenance services required to be provided to End Users.

(l)
“Tier 2 Support” means all network management, technical support and maintenance services required to provide all reasonable response and support to Tier I Support and enable Licensor to deliver the enhanced messaging services made available through use of the Licensed Software to End Users.

(m)
“Transition Tool” means the required hardware and software to enable the movement of customers and associated accounts from the Licensee’s current install base messaging platform to the VMI UCN platform in a functionally seamless manner from an end customer perspective.

(n)
“UC” or “Unified Communications” means the End User product specific to the VMI feature bundle template. In the current release, UC is the full-featured voice and fax messaging product with real time call connect capability and user controllable settings.

SECTION 2 - SCOPE

2.1   Voicemail Replacement. The Licensed Software is being licensed to the Licensee for use as the Licensee’s primary hosted messaging and enhanced messaging solution for End Users. It is the Licensee’s plan to deploy the Licensed Software to replace its Lucent based messaging product and migrate its existing voicemail base of ("***") users while maintaining service description alignment with BCE national messaging services as they evolve. The Licensed Software will also be used to provide messaging solution to the growth in the base, which the Parties expect to total over ("***") End Users by the end of the initial Term of this Agreement. This Agreement does not include Licensee’s Talk Mail customers.

2.2   Product Development. VMI will initially deliver the Licensed Software detailed in Schedule A and deliver additional versions of Licensed Software as set out in the product & development roadmap (the "Product & Development Roadmap"), to be set out as Schedule H to this Agreement. Immediately upon the execution of this Agreement the Parties will, acting in good faith and in an expeditious manner, seek to further detail Schedule H and, in any event, will finalize this roadmap and, in any event, will finalize this within 60 days of the Date of this Agreement. Any subsequent change to the Product & Development Roadmap must adhere to Section 4 “Product Development Process”.

____________________________________
("***") Confidential material redacted and filed separately with the Commission

2.3   Product Deployment. The Parties will, acting in good faith and in an expeditious manner immediately following the execution of this Agreement, develop a deployment plan (the "Deployment Plan"), such Deployment Plan to reflect the Product & Development Roadmap and such Deployment Plan to be added to the initial Deployment Plan appearing at Schedule D within 60 days of the Date of this Agreement. VMI will provide the transition software necessary to move customer messages and settings from Lucent to the VMI platform. Over the Term of this Agreement, new Licensed Software versions and associated hardware, as per the Product and Development Roadmap, will be included in the pricing in Schedule B.

2.4   Deliverables. VMI shall not be responsible for providing any services or delivering any equipment, software, documentation or any other item of any kind whatsoever not specifically required by this Agreement.

2.5   Term. This Agreement is for an initial term (the "Term") of three (3) years commencing from the Date of this Agreement. The Parties agree to annually review the Agreement thirty (30) days prior to each anniversary of the Date of this Agreement to determine if amendments should be made. Each Party has the right upon the annual review to terminate the Agreement in accordance with section 13.3 or in the case of a Fundamental Breach including but not limited to, the failure of the Licensed Software and service description to align with BCE’s national messaging services as it evolves, with 30 days notice to the other Party.

SECTION 3 - SOFTWARE LICENSE AND RESTRICTIONS ON USE

3.1   Grant of License. VMI hereby grants to Licensee a perpetual, non-exclusive, worldwide license (the "Licence") to use the Licensed Software in accordance with and subject to the terms and conditions of this Agreement.

3.2   Limited Use. The Licensed Software shall only be used by the Licensee for the purpose of providing voice and fax messaging, unified communications services and other related services to its customers. This Agreement may be used to host and sublicense these services to other third party carriers.

3.3   No Copying. Except as contemplated in this Agreement, Licensee shall not copy, reproduce, publish or distribute the Licensed Software in any manner, except the Licensee may make copies as required for backup, archival, maintenance or disaster-protection purposes.

3.4   Intellectual Property Rights. All Intellectual Property Rights associated with the Licensed Software are and shall remain the exclusive property of VMI. Licensee acknowledges that no title to Intellectual Property associated with the Licensed Software shall be acquired by or vested in Licensee and that Licensee shall have no rights of any kind whatsoever therein except as specifically provided for herein. All modifications made to the Licensed Software shall be the sole and exclusive property of VMI. Licensee shall not edit, enhance or otherwise modify the Licensed Software in any respect. Licensee shall not disassemble, decompile or otherwise reverse engineer any portion of the Licensed Software. Without limiting the generality of the foregoing, Licensee shall not be entitled to prepare any derivative works or improvements to the Licensed Software. Except as specifically set forth herein, nothing herein shall grant Licensee any license or other right whatsoever with respect to any trademark, tradename, service mark, logo or design of VMI.

3.5   Escrow Agreement. VMI will escrow the most recent version of its Licensed Software to be accessed by Aliant in case VMI defaults on this Agreement. Default in this case would apply if VMI is unable to deliver the product as per the Product and Development Roadmap and specifications detailed in Schedule H. Default of not meeting the Product and Development Roadmap feature and specifications as per the timelines in Schedule H or the inability to meet acceptance testing responsibilities per section 8.8 will be considered a Fundamental Breach of this Agreement as per section 13.2.

SECTION 4 - PRODUCT DEVELOPMENT PROCESS

4.1   Development of the Roadmap. The Parties acknowledge and agree that the Product Development Roadmap (or "Roadmap"), Schedule H, is a dynamic document created by both Parties and intended to be an accurate reflection both of the business needs of Licensee and the capabilities and resources of VMI. The process we will adopt is to mutually sign off on the Roadmap and development priorities, acting expeditiously and in good faith.

4.2   Roadmap Phase. Licensee will work with VMI's Product Management Team to provide input into the UCN product Roadmap. Feedback on Roadmap issues must be given by the Licensee within a two week period from the date that VMI requests such feedback. The Parties may, upon mutual agreement, extend the feedback period.

4.3   Requirements Phase. Licensee will work with VMI's Product Management Team to provide input into feature requirements and to review requirements documents prior to their submission to VMI's Development Team. Feedback on requirements phase issues must be given by the Licensee within a two week period from the date that VMI requests such feedback. The Parties may, upon mutual agreement, extend the feedback period.

4.4   Design Phase. Licensee will work with VMI's Product Management Team to provide input into design phase. Feedback on design phase issues must be given by the Licensee within a two week period from the date that VMI requests such feedback. The Parties may, upon mutual agreement, extend the feedback period.

4.5   Informal Dispute Resolution. Where a particular item is subjected to debate and cannot be reasonably agreed to by Licensee and either the Product Management Team or Development Team at VMI, it is agreed that the item be referred to arbitration as provided for herein, such arbitrator to render a decision that weighs the technical requirements against the business requirements. This decision will be rendered in a timely fashion and will incorporate the needs of VMI to manage a finite pool of development resources and the business needs of Licensee both in terms of capital expenditures on legacy equipment and market needs. Before referring the matter to arbitration as provided for herein, all disputes between the Parties concerning the requirements, content and delivery timing of the Product and Development Roadmap features and functionality shall first be referred for resolution in accordance with the provisions outlined in this section prior to being referred to arbitration hereunder:

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

(d)
All reasonable requests made by the designated representatives to the other for non-privileged information related to the dispute in question shall be honoured in order that each of the Parties may fully understand the other party’s issues and concerns.

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

SECTION 5 - INSTALLATION, TRAINING, SUPPORT AND MAINTENANCE

5.1   Installation. Each of the Parties will be responsible for performing and bearing the costs of their respective installation responsibilities detailed in Schedule G. Licensee acknowledges that VMI’s installation responsibilities are subject to Licensee first meeting the pre-installation requirements set out in Schedule G.

5.2   Training. VMI will provide to Licensee the training set out in Schedule G attached hereto. The fees to be paid by Licensee for such training is set out in Schedule B attached hereto. Reasonable travel and accommodation expenses incurred by VMI in connection with such training will be paid for by Licensee upon provision of supporting documentation to Licensee.

5.3   Support and Maintenance. Tier 3 Application Support and Maintenance Services, as defined by Schedule C attached hereto, shall be provided by VMI to the Licensee. The fees to be paid by Licensee for such services are set out in Schedule B attached hereto. Tier 1 Support and Tier 2 Support shall be the sole responsibility of the Licensee. The Parties acknowledge and agree that the Software Support and Maintenance at Schedule C includes the escalation procedures set out therein. VMI may, as required, issue Maintenance Release versions of the code to correct software and other system defects. These releases and the support required to implement them will be provided at no charge. A comprehensive set of Release Notes clearly describing the impacts of the release and any known system defects (“Problem Reports” or “PR’s”) resolved will be made available prior to implementation of the code.

SECTION 6 - LICENSE FEES AND OTHER CHARGES

6.1   License Fees. The License fee and other charges applicable to the use of the Licensed Software are as indicated in Schedule B and are due in accordance with the terms of Schedule B. The Parties acknowledge and agree that the payment of all undisputed Licence fees and charges is fundamental to this Agreement and the failure to do so or to do so within the required time is a fundamental breach of the terms of this Agreement.

6.2   Invoicing and Payment. VMI will invoice Licensee for the License fee and any other fees or charges payable pursuant to this Agreement in accordance with Schedule B. Licensee shall pay all invoiced amounts within 30 days of the date of VMI's invoice, without deduction or offset, by wire transfer, certified cheque, bank draft or such other means that VMI may approve. Any amount which has not been paid within 30 days of the date of VMI's invoice will be considered delinquent and will become immediately due and payable. VMI shall be entitled to act on the issue of collection of said amounts in accordance with section 14, and any other remedy included in this Agreement. VMI may charge Licensee interest on any delinquent amount at a rate of 12% per annum. Invoices will be issued from VMI upon receipt of a purchase order from Licensee.

SECTION 7 - TAXES AND DUTIES

7.1   Taxes and Other Charges. Licensee will pay all sales and Commodity Taxes and any other duties, clearance charges or other charges of any kind whatsoever that may be applicable to the License of the Licensed Software or any services to be provided by VMI. The amount set forth in Schedule B does not include such taxes or charges and, where applicable, they will be added to the invoices.

7.2   Remittance of Taxes. In the event Licensee pays any sales and Commodity Taxes or other duties, clearance charges or other charges of any kind whatsoever, and such taxes or charges are determined to be inapplicable or subject to a reduction, exemption or increase, VMI shall, unless advised otherwise by Licensee, remit any repayment to Licensee, or cooperate with Licensee to claim such repayment or reduction. Such cooperation shall be reasonable and shall include the obligation to complete or assist Licensee in completing any request for repayment, reduction or exemption and to supply Licensee with all necessary documentation to support such request.

7.3   Tax Numbers. VMI represents and warrants to Licensee that it is duly registered under Part IX of the Excise Tax Act (Canada) (GST Registration 13781 1022 RT0001). Licensee represents and warrants to VMI that it is duly registered under Part IX of the Excise Tax Act (Canada) (GST Registration 87186 2348 RT002).

SECTION 8 – WARRANTY

8.1   VMI Warranty. VMI warrants that it has the full right, title and authority in and to the Licensed Software.

8.2   C.S.A. Approval. All Equipment covered by this Agreement, where applicable, shall have Canadian Standards Association (“C.S.A.”) approval. If such approval has not been obtained prior to delivery, the Party delivering such equipment shall use its best efforts to obtain C.S.A. approval at the earliest possible date. The cost of all C.S.A. approval requirements shall be the responsibility of the Party delivering such equipment.

8.3   Limited Warranty. VMI warrants that, for a period of twelve (12) months from the Installation Date in the case of Systems installed by VMI, the Licensed Software will under normal use and service perform substantially in accordance with the documentation provided by VMI for it. In the event of a breach of such a warranty, VMI’s sole obligation shall be to remedy such defect provided such breach is reported by the Licensee to VMI within the warranty period. In the event such defect is unable to be remedied by VMI, using reasonable efforts, VMI shall, in its sole discretion, refund to Licensee the License fee for such Systems.

8.4   Liquidated Damages. VMI will provide the Licensed Software to the Licensee in accordance with the features and specifications detailed in the Product and Development Roadmap as per Schedule H and meet the acceptance testing described in section 8.8. Failure on behalf of VMI to deliver on the Product & Development Roadmap will be considered a fundamental breach of this Agreement and will be subject to the provisions of section 13.2. If VMI is unable to meet these deliverables, VMI will pay to the Licensee, as liquidated damages and not as a penalty, an amount equal to the number of individual licenses (priced per Schedule B) that the Licensee has purchased but does not require. The number of individual licenses that the Licensee does not require will be calculated at the sole discretion of the Licensee, acting reasonably, fairly and in good faith. The payment will be payable within 60 days of written notice of VMI default and receipt of invoice from the Licensee.

8.5   Disclaimer. EXCEPT AS EXPRESSLY PROVIDED HEREIN, VMI MAKES NO WARRANTIES, REPRESENTATIONS, PROMISES, CONDITIONS OR UNDERTAKINGS WHATSOEVER (COLLECTIVELY THE "WARRANTIES"), WHETHER EXPRESS, IMPLIED, COLLATERAL OR OTHERWISE, REGARDING THE LICENSED SOFTWARE AND VMI HEREBY EXPRESSLY DISCLAIMS ANY AND ALL OTHER WARRANTIES (INCLUDING THOSE OF MERCHANTABILITY AND FITNESS FOR PURPOSE), WHETHER ARISING BY STATUTE, OR OPERATION OF LAW, OR FROM A COURSE OF DEALING OR USAGE OF TRADE, OR OTHERWISE. VMI DOES NOT WARRANT THAT THE LICENSED SOFTWARE WILL OPERATE UNINTERRUPTED OR ERROR-FREE.

8.6   Recommended Equipment. The Licensee acknowledges that the Licensed Software has been developed for use with the hardware recommended in Schedule E (or with other hardware approved by VMI in writing) and use of any other hardware shall void the warranty set out in section 7.2 hereof. Recommended equipment will change as the Product and Development Road Map of Schedule H is developed.

8.7   Recommended Configuration. The Licensee acknowledges that the Licensed Software has been developed for use in a specific system configuration recommended in Schedule E (or with other system configuration approved by VMI in writing) and use of any other configuration shall void the warranty set out in Subsection 8.3 hereof.

8.8   Acceptance Testing. Immediately after the Licensed Software is installed, VMI shall conduct acceptance testing by running VMI’s standard diagnostic routines to demonstrate that the Licensed Software substantially complies with the functional specifications as set out in the documentation accompanying the Licensed Software on delivery. The Licensee will perform product compliance acceptance testing as per the Licensee’s product compliance acceptance testing procedures. The Licensee shall be deemed to have accepted the Licensed Software within sixty (60) days after the date of completion of VMI’s initial product compliance testing (“Installation Date”) if installed by VMI or sixty (60) days after the date the material is received by the Licensee (the “Delivery Date”) if installed by the Licensee, (“Acceptance Period”), provided that the Licensed Software conforms to all material specifications published by VMI included with the Release. If, during the Acceptance Period, the Licensee discovers such nonconformities, the Licensee shall send VMI written notice setting forth the details of any such non-conformity and VMI shall correct such non-conformities within sixty (60) days. VMI shall notify the Licensee in writing when it has cured the non-conformities and the Licensed Software shall then be deemed accepted on such date (“Acceptance Date”) unless the Licensee notifies VMI to the contrary within fourteen (14) calendar days of receiving VMI notice. In such event, acceptance shall not occur until VMI has cured the remaining material non-conformities set forth in the Licensee's written notice in accordance with above procedure in which case, Acceptance Date will be the date VMI has cured such existing non-conformities. In no event shall acceptance occur prior to completion of the Acceptance Period.

8.9   Supply. For a period of five (5) years from the Acceptance Date of each of the Licensed Software, VMI will make available maintenance support, subject to the Licensee paying the maintenance fees required by VMI. The Licensee will be notified twelve months in advance of VMI’s intention to discontinue any item of the Licensed Software.

SECTION 9 - DOCUMENTATION

Documentation. Upon shipment of the Licensed Software, VMI shall provide Licensee, free of charge, its standard documentation in English related to the Licensed Software (the “Documentation”). The Documentation shall be in sufficient detail to allow a reasonably trained user of the Licensed Software to understand its functions and features and to be able to use the Licensed Software. Upon request by Licensee, VMI shall provide the Documentation in soft copy (diskette) or by any other electronic means. VMI hereby grants Licensee a fully paid up, royalty free, non-exclusive and perpetual License authorizing Licensee and their respective subcontractors and agents, to use the Documentation. Such use will be limited to Licensee’s reasonable requirements in connection with its use of the Licensed Software.

SECTION 10 - CONFIDENTIALITY AND PUBLICITY

10.1  Use/Safe-guarding Confidential Information. A party receiving (the "Receiving Party") Confidential Information from the other Party (the "Disclosing Party") shall not use the Disclosing Party’s Confidential Information for any purpose other than to exercise or perform its rights or obligations under this Agreement. The Receiving Party shall not copy or otherwise reproduce the Disclosing Party’s Confidential Information, or disclose, disseminate or otherwise communicate, in whole or in part, the Disclosing Party’s Confidential Information to any third party, without the prior written consent of Disclosing Party. The Receiving Party further agrees that it shall safeguard the Disclosing Party’s Confidential Information from disclosure and, at a minimum, use efforts commensurate with those the Receiving Party employs for protecting the confidentiality of its own Confidential Information which it does not desire to disclose or disseminate, but in no event less than reasonable care. Nothing herein shall restrict either party from disclosing any Confidential Information that it is required to disclose by law, by Court order or by the rules or policies of any stock exchange or other organized trading facility having application over that Party.

10.2  Restrictions on Use of Licensee or Licensee Name. VMI may not use in its publicity or marketing literature either Licensee’s, or its Affiliates’ name, the fact that it has signed this Agreement with Licensee, or any information which may reasonably be seen to infer that VMI has entered into an agreement with or has a relationship with Licensee or its Affiliates without first obtaining Licensee’s prior written approval, such consent not to be unreasonably withheld. This restriction does not apply to a Party should such Party be required to disclose such name or relationship by law, by Court order or by the rules or policies of any stock exchange or other organized trading facility having application over that Party.

10.3  Remedies. The Receiving Party agrees that the Disclosing Party may be irreparably injured by a breach of these provisions in this section 10 and as such the Disclosing Party is entitled to seek equitable relief, including a restraining order, injunctive relief, specific performance and any other relief that may be available from any court to prevent breaches of this section and to enforce specifically the terms and provisions hereof in any action instituted in any court having subject matter jurisdiction, in addition to any other remedy to which the Disclosing Party may be entitled at law or in equity in the event of any breach of the provisions hereof without the necessity of posting bond. Such remedies shall not be deemed to be the exclusive remedies for a breach of this section and shall be in addition to all other remedies available at law or in equity.

SECTION 11 - INDEMNITY

11.1  Indemnity. At VMI's expense, VMI will defend Licensee against any claim that any Licensed Software infringes a Canadian or United States patent or copyright or any other third party Intellectual Property Right and VMI will pay all costs, damages and attorney's fees that a court finally awards as a result of such a claim and that Licensee incurs due to such claim. VMI's obligation to defend any such claim or pay amounts as a result of such claim are conditional on Licensee giving VMI prompt written notice of the claim, co-operating fully with VMI in its defense, and giving VMI sole authority to control the case and any related settlement negotiations. VMI will not be responsible for any settlement made without its prior written consent.

11.2  Existence of Potential Claim. If in VMI's opinion any Licensed Software is likely to become the subject of a claim with respect to the Licensed Software referred to in Subsection 10.1, Licensee will permit VMI, at VMI's option and expense, to attempt to either secure for Licensee the right to continue using such Licensed Software or else replace or modify it so that it becomes non-infringing without materially affecting Licensee's ability to use it. If neither of these alternatives is available on terms which VMI feels are reasonable, then Licensee will return the particular Licensed Software to VMI at VMI's request and VMI will refund the license fees Licensee paid to VMI for such Licensed Software and VMI will work with Licensee to transition all End Users to an alternate product.

11.3  Excluded Claims. VMI will not be obligated to Licensee for any patent or copyright infringement claim with respect to the Licensed Software which is based upon:

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

SECTION 12 – LIMITATION OF LIABILITY AND REMEDIES

12.1  Remedies Exclusive. Except where stated otherwise, each Party’s exclusive remedies concerning the other Party’s performance or non-performance of any of its obligations under this Agreement, or in respect of any representation or warranty made hereunder, are those expressly stated in this Agreement and no other.

12.2  Limits on Liability. IF FOR ANY REASON, OTHER THAN AN OBLIGATION ARISING UNDER SECTION 11.1, ONE PARTY BECOMES LIABLE TO THE OTHER PARTY OR ANY OTHER PARTY FOR DIRECT OR ANY OTHER DAMAGES FOR ANY CAUSE WHATSOEVER, AND REGARDLESS OF THE FORM OF ACTION (IN CONTRACT OR TORT), INCURRED IN CONNECTION WITH THIS AGREEMENT, OR THE LICENSED SOFTWARE, THEN:

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

AGREEMENT OR RELATING TO THE LICENSED SOFTWARE MORE THAN TWO YEARS AFTER THE CAUSE OF ACTION HAS ARISEN.

12.3  No Consequential Damages. IN NO EVENT SHALL EITHER PARTY (OR ITS DIRECTORS, OFFICERS, EMPLOYEES, DISTRIBUTORS, AGENTS, REPRESENTATIVES OR SUBLICENSEES) BE LIABLE TO THE OTHER PARTY FOR ANY LOSS OF PROFITS, LOSS OF BUSINESS, OR FOR INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES OR PUNITIVE DAMAGES, OF ANY KIND, EVEN IF THAT PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES (AND NOTWITHSTANDING ANY FAILURE OF ESSENTIAL PURPOSE OF LIMITED REMEDY) WITH RESPECT TO ANY CLAIM OR MATTER ARISING UNDER THIS AGREEMENT (INCLUDING WITHOUT LIMITATION PROVIDING THE LICENSED SOFTWARE AND DOCUMENTATION TO LICENSEE). THIS LIMITATION SHALL APPLY REGARDLESS OF WHETHER THE CLAIM ARISES UNDER CONTRACT, NEGLIGENCE, STRICT LIABILITY OR OTHER LEGAL OR EQUITABLE THEORY.

SECTION 13 - TERMINATION

13.1  Insolvency. Notwithstanding anything else contained herein, either Party may immediately terminate this Agreement, upon written notice to the other Party, if such other Party is subject to proceedings in bankruptcy or insolvency, voluntarily or involuntarily, if a receiver or trustee is appointed with or without the other Party’s consent, if the other Party assigns its property to its creditors or performs any other act of bankruptcy or if the other Party becomes insolvent and cannot pay its debts when they are due.

13.2  Fundamental Breach. In addition to any other rights and remedies available to it hereunder, either Party may immediately terminate this Agreement in the event that the other Party commits a fundamental breach ("Fundamental Breach") of its obligations under this Agreement and such breach is not cured by the other Party within thirty (30) days of written notification of such breach.

13.3  Termination by Licensee. At the time of each annual review, as described in section 2.5, the Licensee shall have the right to terminate, all or any part of this Agreement (including reassessing the number of End Users to be transferred to VMI platform), as may be required to deploy a common technology with Bell Canada for the provision of the Services. The termination will be in effect upon providing Notice to VMI not less than 30 days prior to the termination date specified by the Licensee in the Notice.

13.4  Limited License. In the event:

(a)	VMI becomes insolvent or bankrupt; or

(b)	VMI ceases to offer support for the Licensed Software and support is not otherwise available from a VMI’s authorized contractor;

VMI shall grant Licensee, on terms reasonably satisfactory to VMI, a personal, non transferable, non-exclusive, limited license to all necessary documentation, Licensed Software source codes,

logic diagrams, and any special support tools and all related documentation used by VMI required to maintain the Licensed Software for the sole use of Licensee.

13.5  Suspension of Obligations. Notwithstanding anything else contained herein, if either Party should default in the performance or observance of any of its obligations hereunder, then, in addition to all other rights and remedies available to the non-defaulting Party, the non-defaulting Party may suspend performance and observance of any or all its obligations under this Agreement, without liability, until the other Party’s default is remedied.

SECTION 14 - DISPUTE RESOLUTION

14.1  Arbitration - Escalation Procedure. Save and except as otherwise provide for herein, the Parties shall attempt in good faith to resolve any dispute arising out of or relating to this Agreement promptly by negotiation between executives who shall have sufficient authority to sign a binding settlement agreement. If the dispute has not been resolved by negotiation within thirty (30) calendar days after receipt of the complaining Party’s notice of a dispute (“Receipt of Notice”), or if the parties fail to meet within fifteen (15) calendar days after receipt of notice, the Parties shall endeavour to settle the dispute by arbitration before a single arbitrator appointed under the Commercial Arbitration Act (British Columbia). The arbitration shall be held in Toronto, Ontario, Canada, or such other place as the parties may agree. No depositions will be taken. All discoveries will be completed, and the arbitration hearing will be commenced within forty-five (45) calendar days after appointment of the arbitrator, and the arbitration hearing will conclude within thirty (30) calendar days after it commences. The arbitrator will make every effort to enforce these timing requirements strictly, but may extend the time periods upon a showing that exceptional circumstances require extension to prevent manifest injustice. The decision of the arbitrator will be rendered in writing and will explain the reasons therefore. The arbitrator may render awards of monetary damages, direction to take or refrain from taking action, or both. The arbitrator shall award the prevailing party its costs incurred in connection with the arbitration, including reasonable attorney's fees. The arbitrator may not modify the terms of this Agreement. Judgment upon the award rendered in any such arbitration may be entered in any court having jurisdiction thereof, or application may be made to such court for a judicial acceptance of the award and enforcement, as the law of such jurisdiction may require or allow. The procedures specified in this section shall be the sole and exclusive procedures for the resolution of disputes between the Parties arising out of or relating to this Agreement, provided, however, that a Party, without prejudice to the above procedures, may file a complaint for statute of limitations or venue reasons, or to seek a preliminary injunction or other provisional judicial relief without the necessity of posting bond, if in its sole judgment such action is necessary to avoid irreparable damage or to preserve the status quo. Despite such action the Parties will continue to participate in good faith in the procedures specified in this Subsection. All applicable statutes of limitation and defences based upon the passage of time shall be tolled while the procedures specified in this Subsection are pending. The Parties will take such action, if any, required to effectuate such tolling.

14.2  Continued Performance. Subject to the provisions of this Agreement and other than the specific subject matter of the dispute, the Parties shall continue the performance of their obligations during the resolution of any dispute or disagreement, including during any period of arbitration, unless and until this Agreement is terminated or expires in accordance with its terms.

14.3  Injunctive Relief. Notwithstanding the provisions of this section, each Party shall retain the right and nothing shall prevent either Party from seeking immediate injunctive relief if, in its business judgment, such relief is necessary to protect its interests prior to utilizing or completing the dispute resolution processes described in section 14.1, including without limitation, in respect of a claim by a Party based on a breach of the confidentiality obligations herein.

SECTION 15 - GENERAL PROVISIONS

15.1  Schedules. Only the Schedules listed below are incorporated into this Agreement by reference and are deemed to be part of this Agreement.

Schedule A - Software Description

Schedule B - Pricing

Schedule C – Maintenance and Support

Schedule D – Deployment Plan

Schedule E - Recommended Hardware

Schedule F – Recommended Configuration

Schedule G - Installation and Training

Schedule H – Product and Development Road Map

15.2  Assignment. This Agreement may not be assigned by either Party in whole or in part, without the other Party’s prior written consent, save and except that either Party may assign this Agreement to a successor of all or substantially all of its business or assets to which this Agreement relates provided that such successor agrees to be bound by all of the terms and conditions of this Agreement by which the assignor was bound.

15.3  Relationship of Parties. This Agreement shall not be construed to and does not create a relationship of agency, partnership, employment or joint venture between the parties. The relationship created by operation of this Agreement is one of VMI as licensor and the Licensee as licensee. Neither Party has the authority to bind the other without such party's express written consent.

15.4  Licensee or Licensee Property. Each party will take reasonable care of all property (including real and personal property, whether tangible or intangible) belonging to the other which may from time to time be in its care, under its control or otherwise used by it and shall be responsible for any loss or damage resulting from its negligence or willful misconduct or that of its employees, agents or subcontractors, and shall use such property solely for the purposes of fulfilling its obligations hereunder in accordance with the instructions of the other party. .

15.5  Force Majeure. No Party to this Agreement shall be liable to the other Party for any failure or delay in fulfilling an obligation hereunder, excluding payment obligations, if said failure or delay is attributable to circumstances beyond its control, including, but not limited to, any fire, power failure, labour dispute or government measure (“Force Majeure”) The Parties agree that the deadline for fulfilling the obligation in question shall be extended for a period of time equal to that of the continuance of the Force Majeure. Each Party shall use all commercially reasonable efforts to minimize the effect of the Force Majeure on its performance under this Agreement. Notwithstanding the continuance of an event of Force Majeure, neither Party may delay performance of its obligations under any circumstances by more than thirty (30) days, otherwise the other Party may terminate this Agreement.

15.6  Survival. The following sections shall survive the expiration or termination of this Agreement, regardless of the reasons for its expiration or termination, in addition to any other provision which by law or by its nature should survive: Subsections 3.4, 3.5, 8.3, 15.2, 15.6, 15.8 and Sections 6, 10, 11, 12 and 14.

15.7  Time of Essence. Time is of the essence in any matter relating to the performance of this Agreement. Expiration of the deadlines for completion of a Party’s obligations hereunder shall constitute notice of default, without any further action or notice being required from the other Party.

15.8  Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the Province of British Columbia and the laws of Canada applicable therein, the Parties hereby specifically excluding the application of the United Nations Convention on Contracts for the International Sale of Goods.

15.9  Notices. All notices under the terms of this Agreement shall be given in writing and sent by registered mail, return receipt requested and facsimile transmission or shall be delivered by hand to the following addresses.

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

15.10 Severability. If any provision, or portion thereof, of this Agreement is determined by a court of competent jurisdiction to be invalid, illegal or unenforceable, such determination shall not impair or affect the validity, legality or enforceability of the remaining provisions of this Agreement, and each provision, or portion thereof, is hereby declared to be separate, severable and distinct.

15.11 Waiver. A waiver of any provision of this Agreement shall only be valid if provided in writing and shall only be applicable to the specific incident and occurrence so waived. The failure by either Party to insist upon the strict performance of this Agreement, or to exercise any term hereof, shall not act as a waiver of any right, promise or term, which shall continue in full force and effect.

15.12 Remedies Cumulative. No single or partial exercise of any right or remedy under this Agreement shall preclude any other or further exercise of any other right or remedy in this Agreement or as provided at law or in equity. Rights and remedies provided in this Agreement are cumulative and not exclusive of any right or remedy provided at law or in equity.

15.13 Number and Gender. Unless the context requires otherwise, words importing the singular include the plural and vice versa and words importing gender include all genders.

15.14 Business Days. Any payment or notice that is required to be made or given pursuant to this Agreement on a day that is not a Business Day shall be made or given on the next Business Day.

15.15 Conflicts. In the event of any conflict or inconsistency between the terms of the main body of this Agreement and any Schedule or Purchase Order, the terms of the main body of this Agreement shall prevail, unless otherwise expressly indicated and subject to any applicable provisions or laws in respect of tariffs or other regulatory matters.

15.16 Amendment. This Agreement may only be amended by written agreement duly executed by authorized representatives of the Parties.

15.17 Language. This Agreement has been drawn up in English at the express wish of the Parties. Le present contrat a été rédigé en anglais à la demande expresse des parties.

15.18 Entire Agreement. This Agreement shall constitute the entire agreement between the Parties with respect to the subject matter hereof and shall replace all prior promises or understandings, oral or written.

15.19 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. Delivery of an executed counterpart of this Agreement by facsimile transmission shall be as effective as delivery of a manually executed counterpart hereof.

Signed, sealed and delivered by each of the Parties hereto effective as of the Date of this Agreement appearing above, by their following authorized representatives:

Aliant Telecom Inc.		Voice Mobility Inc.

Per:	/s/ Curtis Howe	Per:	/s/ James C. Hewett
Name:	Curtis Howe	Name:	James C. Hewett
Title:	CTO	Title:	CFO

Date:	June 18, 2002	Date:	June 19 , 2002

Per:	/s/ David Grebenc	Per:	/s/ Randy Buchamer
Name:	David Grebenc	Name:	Randy Buchamer
Title:	Director of Business Solutions	Title:	Chairman & CEO

Date:	June 18, 2002	Date:	June 19 , 2002

-A1 -

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

Enhanced Messaging UCN 200 Version 2.2 Features

UCN 200 provides numerous messaging options and facilitates administrative tasks, making it easier to manage subscribers and UCN feature bundles. Service providers can offer subscribers a wide variety of enhanced messaging options, from plain old voice mail to full-featured unified communications – all on the same platform. In addition, the UCN 200 platform can interoperate with existing number management, provisioning, billing and reporting systems, enabling a smooth installation and easy administration.

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

Voice Mail Feature Bundle Template

Enable / Disable:
•	System access number
•	Message waiting notification
•	Outbound calling from the main Telephone User Interface menu
•	Reply to voice message with outbound call
•	Caller zero out
•	International calling
•	Telephone User Interface access
•	Web User Interface access
•	Language selection
•	Ability to send voice messages to external e-mail systems

Configure:
•	Maximum number of voice messages
•	Maximum length of voice messages
•	Maximum length of comments (referring to the Voice Annotation on a forwarded voice message)

-A2 -

•	Maximum number of distribution lists per subscriber
•	Maximum number of subscribers per distribution list
•	Number of days messages are stored
•	Number of days expired messages are kept

Fax Mail Feature Bundle Template
Enable / Disable:
•	System access number
•	Message waiting notification
•	Ability to print fax messages to external fax machines
•	International calling (for external fax numbers)
•	Telephone User Interface access
•	Web User Interface access
•	Ability to send fax messages to external e-mail systems

Configure:
•	Maximum number of fax messages
•	Maximum length of fax messages
•	Maximum length of comments (referring to the Voice Annotation on a forwarded voice message)
•	Maximum number of distribution lists per subscriber
•	Maximum number of subscribers per distribution list
•	Number of days messages are stored
•	Number of days expired messages are kept

Unified Messaging Feature Bundle Template
•	The Unified Messaging feature bundle template combines the Voice Mail and Fax Mail feature bundle templates.

Unified Communications Feature Bundle Template
•	The Unified Communications feature bundle template contains the Unified Messaging feature bundle, and adds real time call connect features.

Telephone Number Management
UCN 200 allows for flexible telephone number management, including the ability to:
•	Provide subscribers with mailbox numbers that are local to their calling area
•	Use existing number management systems to assign mailbox numbers or have the UCN 200 platform assign numbers
•	Support mailbox number aliasing (i.e. 1-800 services, local number portability)
•	Offer vanity numbers to subscribers

Distributed Telephony
UCN 200 incorporates a distributed telephony architecture, which provides:
•	The ability to service different geographic locations and time zones from a single UCN platform.
•	The ability to structure the network to minimize long distance charges and backhaul costs that can not be charged back to the subscriber
•	Easy expansion of the system’s telephony capacity

-A3 -

•	Centralized system administration
•	Centralized message storage – for voice and fax messages

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

Reporting
UCN 200 provides a comprehensive data export that enables billing for all use of system resources, and that can be used to generate custom reports using third party tools or in-house report writing expertise. Data exports include:

•	Mailbox activity data, which provides a detailed view of all of the activities that take place within subscribers’ accounts
•	System snapshot information, which provides a view of the various settings within the system
•	Administrative user activity, which provides records of all administrative activities

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

Real Time Call Connect Features
Real time call connect is the “killer app” of unified communications. UCN 200 provides subscribers with the ability to direct and manage their calls quickly and easily through both the Telephone and Web User Interfaces.

•	Set up and maintain numbers for communication devices (office telephone, home telephone, mobile, etc)
•	Direct calls to an easily modified Follow Me list
•	Enable call announce to announce who the call is for
•	Enable call screening to announce who the call is from

Telephone User Interface Features
The Telephone User Interface (TUI) requires no special connections or Licensed Software. Subscribers can use any touch-tone telephone to retrieve and manage their voice and fax messages. The interface also allows subscribers to manage their mailbox settings, and is used to record greetings.

-A4 -

Features
•	Record personal greetings
•	Listen to voice messages
•	Receive voice messages marked urgent or private
•	Reply to voice messages with a message or with a telephone call
•	Listen to voice and fax message envelopes
•	Save voice and fax messages
•	Delete voice and fax messages
•	Forward voice and fax messages, with or without comment
•	Change voice and fax message sort order
•	Place outbound telephone calls
•	Create voice messages and send to individuals or distribution lists
•	Arrange future delivery of voice messages
•	Direct calls to various communication devices
•	Input a temporary call forwarding number
•	Enable or disable caller zero out
•	Manipulate the Follow Me list
•	Enable or disable call announce
•	Enable or disable call screening
•	Enable or disable message waiting notification
•	Select language
Security
•	Subscribers can change their passwords
•	A minimum number of digits is required for passwords
•	Incorrect password disconnects after three tries
Web User Interface Features
UCN 200 features an easy to use, easy to navigate Web User Interface (WUI) that is accessible through a browser from any personal computer with Internet access.
Features
•	Listen to and view voice and fax messages
•	Save messages
•	Delete messages
•	Display forwarded message history
•	Play comments attached to messages
•	Configure e-mail notification of messages
•	Set voice or fax messages to forward as e-mail attachments
•	Set fax messages to print automatically upon receipt of message
•	Configure real time call connect features
•	Enable call screening and call announce
•	Select personal greetings
•	Sort messages by priority, date or sender
•	Supports multiple languages
•	Supports user-selectable interface themes
Security
•	Subscribers can change their passwords
•	A minimum number of digits is required for passwords
•	Incorrect password locks out after three tries

-A5 -

•	Log-on expiry period
•	SSL support

- B1 -

SCHEDULE B

PRICING

License Fees including hardware: ("***")
(exclusive of all applicable taxes)

VMI Feature bundles including:

  Unified Communications
  FaxMail
  Unified Messaging
  Voice Mail service

Fax to email excluding current customers.

Subscribers @ $ ("***") per single user license, totalling $6,498,000 over the initial Term of the Agreement. Licenses are purchased in increments of 20,000 single user licenses.

Fax to email is priced at $("***") per single userlicense.

Migration Tool

$("***")

Initial Payment

Upon signing of the Agreement to which this Schedule is attached, the Licensee will pay Voice Mobility Inc. an amount equal to the projected deployment of mailboxes in Year 1, equal to ("***") individual licenses,in the amount of C$1,000,000. Upon signing the Agreement, the Licensee will also pay Voice Mobility Inc., C$("***") for creation and delivery of the Migration Tool/Software.

The payment will be applied by VMI as a License Fee against licenses purchased by Aliant.

____________________________________
("***") Confidential material redacted and filed separately with the Commission

- B2 -

Hardware deployment plan consisting of technical specifications and schedule will be developed and approved by VMI and Aliant prior to VMI purchase of the hardware. To optimize architecture, the Licensee may agree to pay for hardware according to the agreed deployment schedule, and not based on licenses deployed. Should the cost of the hardware vary by more than 20% of the quoted rate (C$("***") per MB), both parties may agree to renegotiate the contract.

This Agreement will provide Licensed Software to the Licensee as per this Schedule B. Introductions of new Licensed Software versions and associated hardware as per the Product and Development Roadmap, Schedule H, over the initial Term of this Agreement will be included in the original pricing. All Hardware purchased through this Agreement is the property of Aliant.

____________________________________
("***") Confidential material redacted and filed separately with the Commission

- B3 -

____________________________________
("***") Confidential material redacted and filed separately with the Commission

- C1 -

SCHEDULE C

Tier 3 Application Support and Maintenance Services

1.	Definitions

1.1		The terms defined in Section 1 of this Agreement shall have the same interpretation within this Schedule. In addition, the following terms shall have the meaning defined below:

	(a)	“approved hardware list” means a list of computer hardware devices attached as Schedule E to this Agreement, which have been tested and found suitable for the purpose of hosting the Licensed Software.

	(b)	VMI will periodically provide, and Licensee will promptly install, performance-related or safety-related engineering change orders, modifications, and changes and updates. The Licensee may also request installation by VMI at Licensee expense. Licensed Software Updates are defined exclusively by VMI.

	(c)	From time to time VMI will introduce Licensed Software and/or hardware features, which enhance the functionality of the Licensed Software known as upgrades. These will be made available to the licensee as per the pricing on Schedule B.

	(d)	“non-standard hardware” means computer hardware devices not included on the approved hardware list.

	(e)	“Software Error” means any Licensed Software instruction or statement contained in or absent from the Licensed Software, which, by its presence or absence, prevents the Licensed Software from operating in accordance with VMI’s published specifications.

	(f)	“Licensed Software update” means enhancements, extensions or other modifications to the Licensed Software designed to correct Licensed Software errors.

	(g)	“Software Support Period” means the period of 365 days commencing on the date the Licensed Software has been accepted in accordance with section 7.1 of this Agreement.

	(h)	“3rd party software” means software not produced by VMI.

2.	Licensed Software Support Period

2.1		The obligations of VMI under this Schedule only apply during the Licensed Software Support Period.

- C2 -

3.	Suitability of Licensed Software

3.1
The Licensee agrees that they have fully researched the current release 2.2 Licensed Software and have determined that it is, in its present form, suitable for their purpose. They further agree that they have fully disclosed their intended use of the Licensed Software to VMI, and that they understand that it may not be possible to alter the Licensed Software from its present form to meet an undisclosed purpose and that VMI’s inability to perform such alterations does not constitute grounds to set aside this Agreement. Suitability of future software releases and specified requirements are subject
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

4.2	The Licensee agrees that VMI will not support issues with the Licensed Software that arise from an installation on a system containing non-standard or non-VMI approved hardware.

5	Licensed Software Installation

5.1
The Licensee understands that the Licensed Software is designed to function on a stand-alone system configuration, and that introducing 3rd party software applications into the same system configuration may affect the Licensed Software’s performance. Accordingly, the Licensee warrants that they will install the Licensed Software on computer systems dedicated to hosting the Licensed Software and will ensure that no other software applications are installed on that same computer system. The Licensee agrees that VMI will not provide support on issues that arise due to the installation of 3rd party software by Licensee.

5.2	The Licensee further warrants that the Licensed Software will be installed in the manner documented by VMI, and that such installation will be performed by VMI certified technical support personnel.

5.3
VMI recognizes that from time to time service packs, upgrades, patches, etc may become available for the operating system and supporting applications of the approved computer systems on which the Licensed Software is installed. VMI will make every effort to test these for compatibility with the Licensed Software and will advise the Licensee when they may be installed. The Licensee agrees that VMI will not provide support for the Licensed Software if the Licensee installs any service packs, upgrades, patches, etc that have not been tested and certified for use with the Licensed Software. The installation of these service packs, upgrades and patches, once certified, must be installed by VMI certified technical support personnel. Installation and software upgrades must align with

- C3 -

the stated scheduled Maintenance downtime in the End-User facing Service Level Agreement.

6.	Error correction services

6.1	Any failure of the Licensed Software to operate in accordance with VMI’s published specifications may be reported by the Licensee to VMI during the Software Support Period. The Licensee may report failures either in writing or by telephone or other remote communication. Upon receipt of a report of a failure from Licensee, VMI shall use all reasonable efforts to provide the Licensee, within the time frames established in Subsections 6.2 and 6.3 of this Schedule, with a permanent correction of the Software Error which caused the failure or, at VMI’s option, with a software patch or by-pass around the Software Error as a temporary correction. At a minimum, any such software patch or by-pass shall cause the Licensed Software to meet VMI’s published specifications for the Licensed Software. Although VMI shall use all reasonable efforts to provide permanent corrections for all Software Errors, Licensee acknowledges that certain Software Errors may not be permanently corrected by VMI under this Agreement. All Software Error corrections, whether temporary or permanent, shall become part of the Licensed Software and shall be subject to the terms and conditions of Licensee’s license with respect to the Licensed Software.

6.2	VMI shall respond to a report of a Software Error in accordance with the severity of the Software Error, as detailed in Subsection 6.3 below. The severity shall be reasonably determined by Licensee, and communicated to VMI, based on the following definitions:

	Severity 1:	Involves situations where the Network facilities or application are inoperable. Also involves situations where a large number of End Users are affected or the financial considerations are significant.

	Severity 2:	Involves situations where service is available in a reduced capacity due to problems with one or more components of the network. Also involves situations where a limited number of End Users are impacted or the financial considerations are minor.

	Severity 3:	Involves situations where service is not interrupted but maybe degraded. Calls under this category may include generally asked questions

	Severity 4:	Action item or an information request.

- C4 -

6.3       VMI will respond to Software Errors as follows:

Support Escalation Matrix

6.4
If Licensee reports a Software Error to VMI, Licensee shall give VMI reasonable access to the computer system on which the Licensed Software resides, and shall provide such information as VMI may reasonably request, including sample output and other diagnostic information, in order to permit VMI to expeditiously correct the Software Error.

7.	Support Personnel

7.1	The Licensee recognizes that the Licensed Software and its supporting computer hardware form a complex system that requires special knowledge and training to operate and maintain. The Licensee agrees that only those personnel who have been certified by VMI to support the system will be permitted to do so.

- C5 -

8.	Support line service

8.1	VMI shall provide Licensee remote access to VMI’s personnel, to help the Licensee in answering questions with respect to the Licensed Software 7 days per week and 24 hours per day. The Licensee’s access to the VMI’s personnel shall include both telephone access and access by means of VMI’s electronic mail service, if and when made available by VMI, provided, however, that all costs incurred by Licensee in the use of telephone and terminal equipment shall be the responsibility of Licensee.

8.2	By notice in writing to VMI, the Licensee shall appoint a user representative or representatives who shall be the only individuals entitled to access the support line on behalf of Licensee. Such representatives must be technical support staff certified by VMI to support and administer the Licensed Software. The Licensee may change any such appointment by subsequent notice to VMI.

8.3	Calls to the support line, during business hours or not, which concern an issue that is documented and explained in VMI’s software documentation, or for questions which a VMI certified technical support person would reasonably be expected to be able to answer, of which VMI’s technical support staff shall be the sole judge, shall be considered extraneous support and will be billed to the Licensee at the agreed upon rate for technical support.

9.	Support charges and on-site services

9.1	Except as otherwise expressly provided in this Agreement, the monthly or yearly support charge specified in this Agreement is inclusive of all software support services described in this Agreement except for on-site Software Error correction services. VMI shall provide on-site services, when requested by Licensee, at VMI’s standard hourly or daily rates.

10.	Licensee’s responsibilities

10.1	Licensee shall ensure that VMI has access to installed system through a mutually agreed upon method.

10.2	Licensee shall be responsible for installation of all Software Error corrections.

10.3	The Licensee shall protect data from loss by implementing back-up procedures.

10.4	The Licensee shall save and hold harmless VMI from any damages whatsoever arising out of or related to the use of or inability to use the Licensed Software including, but not limited to direct, indirect, special, incidental, or consequential damages, and damages for loss of business profits, business interruption, loss of business information, or other pecuniary loss, even if VMI has been advised of the possibility of such damages, whether such liability is based on contract, tort, warranty or any other legal or equitable grounds.

- C6 -

11.	Excluded services
11.1	VMI is not obligated to correct a failure of the Licensed Software to operate in accordance with this Agreement if the failure results from:

(a) use of the Licensed Software by Licensee other than in accordance with Licensee’s license;

(b) conditions resulting from the use of hardware or software that is supplied by other than VMI and that is not in accordance with this Agreement;

(c) modifications to the Licensed Software or system configuration other than as approved by VMI; or

(d) conditions resulting from the use of non-VMI certified personnel to provide support or maintenance to the Licensed Software.

12.	New releases

12.1	During the Software Support Period , VMI shall keep the Licensee informed of, and make available to the Licensee through separate license agreements and at additional cost, all New Releases of the Licensed Software. VMI shall make any New Releases available to Licensee at the same time as it makes them available to its other customers and on substantially the same terms and conditions as set out in Licensee’s license with respect to the Licensed Software.

12.2	To ensure that its customer base is providing End Users with access to the up-to-date features of the Licensed Software, VMI may, from time to time, retire a version of the Licensed Software. At such time, VMI will terminate all support for the version being retired. VMI will serve notice to the Licensee that it intends to terminate support for a previous version of the Licensed Software a minimum of 365 days prior to the date on which support for the version will cease. At such time, the Licensee will be given reasonable opportunity to upgrade the version of the Licensed Software they are using in accordance with the provisions of section 12.1.

- D1 -

SCHEDULE D

DEPLOYMENT PLAN

VMI will be responsible for:

(a)	Timely delivery and installation of software product on the specified hardware. Provision of all API’s required for the Aliant OSS/BSS integration.

(b)	("***") (paragraph redacted)
(c)	("***") (paragraph redacted)
(d)	Ensuring that recommended hardware and software will perform as per features and technical specifications of requirement document.

(e)	Delivery as per the Product and Development Road Map that aligns with Aliant strategic direction and tactical requirements. Specifically:

	a.	VMI product will provide network message integration and internetworking with Lucent based messaging platform through message link Hub as per Product andDevelopment Road Map

	b.	VMI product will be carrier grade and scalable to ("***") users mailboxes
	c.	VMI product will provide full feature support for all telephony nodes

Aliant will be responsible for:

(a)	Signing off on the Deployment Plan and “Class of Service” schedule.
(b)	Integration with existing OSS/BSS systems and protocols.
(c)	The creation and provision of all market facing user documentation and guides.
(d)	Prompt and timely feedback to VMI product management on feature requests.
(e)	Meeting Product and Development Road Map estimates insofar as they impact market deliverables and the Deployment Plan

Aliant and VMI will share the responsibility for:

____________________________________
("***") Confidential material redacted and filed separately with the Commission

- D2 -

(a)	Developing class of service and customer group with service and feature requirements.

(b)	("***") (paragraph redacted)

(c)	Agree and sign off on VMI Product and Development Road Map and associated requirements document.

(d)	Testing transition software and plan.

Class of Service and Deployment Schedule

This is to be completed with in 60 days of signing the Agreement.

____________________________________
("***") Confidential material redacted and filed separately with the Commission

- E1 -

SCHEDULE E

RECOMMENDED HARDWARE / OEM SOFTWARE UC (version 2.2)
To be provided by VMI

("***")

Hardware

Dell PowerEdge 2550
Dual 1GHz (or better) PIII CPUs
512MB ECC SDRAM as 2x256MB DIMMs
2 9GB (or larger) 10K hot swap SCSI drives (RAID 1)
PERC 3/Di RAID enabling kit
Up to 5 (E1 or T1) NMS AG4000/3200s
Fast Ethernet NIC (Built in as standard equipment w/ PE2550.)
Graphics display capable of 800x600 at 256 colours (Built in as standard equipment w/ PE2550.)
Redundant power supply
Fail over power source support

Operating System

("***")

Required Software

("***")

Licenses

("***") (paragraph redacted)

Optionally Required Equipment

("***") (sentence redacted) The only time this additional equipment would not be required is if an appropriate KVM (Keyboard, Video, Mouse) switch is available to plug into. If such a switch is available then the appropriate hook ups (cables) will be required instead.

("***")
____________________________________ ("***") Confidential material redacted and filed separately with the Commission

- E2 -

Hardware

Dell PowerEdge 2550
Dual 733MHz (or better) PIII CPUs
512MB ECC SDRAM as 2x256MB DIMMs
2 9GB (or larger) 10K hot swap SCSI drives. (RAID 1)
PERC 3/Di RAID enabling kit
2 Fast Ethernet NICs (2 1000BaseT ports built in as standard equipment w/ PE 2550.)
Graphics display capable of 800x600 at 256 colours (Built in as standard equipment w/ PE2550.)
Redundant power supply

Operating System

("***")

Software

("***") (paragraph redacted)
Licenses

("***") (sentence redacted)

("***")
Hardware

Dell PowerEdge 2550
Dual 1GHz (or better) PIII CPUs
1GB ECC SDRAM as 2x512MB DIMMs
2 18GB 10K hot swap SCSI drives. (RAID 1 - installed in the media bay)
PERC 3/Di RAID enabling kit
Intel Pro/100S network card (Built into PE2550.)
Redundant power supply
Fail over power source support

("***")

Option 1: (36GB hard drives)
4 - 6 36GB 10K hot swap SCSI drives
Drives on the 1x6 backplane
Drives as RAID 5 plus a hot spare
Option 2: (73GB hard drives)

____________________________________
("***") Confidential material redacted and filed separately with the Commission

- E3 -

4 - 6 73GB 10K hot swap SCSI drives
Drives on the 1x6 backplane
Drives as RAID 5 plus a hot spare

("***")

2 36GB 10K hot swap SCSI drives
Drives on the 1x6 backplane
Drives as RAID 1

Operating System

("***")

Software

("***")
Licenses

("***") (paragraph redacted)

("***")Dell PowerVault 755N NAS
1 1GHz PIII CPU
512MB ECC SDRAM
1 PERC3/DC RAID controller
No internal hard drives

Option 1:
Power Vault 210S external rack mounted disk storage chassis
4 – 12 73GB 10K hot swap SCSI drives (Configured as RAID 5 plus 1 hot spare.)

Option 2:
Power Vault 220S external rack mounted disk storage chassis
4 – 14 73GB 10K hot swap SCSI drives (Configured as RAID 5 plus 1 hot spare.)

("***")

Hardware
Dell PowerEdge 2550
733MHz (or better) PIII CPU

____________________________________ ("***") Confidential material redacted and filed separately with the Commission

- E4 -

512MB ECC SDRAM as 2x256MB DIMMs
2 9GB (or larger) 10K hot swap SCSI drives (RAID 1)
PERC 3/Di RAID enabling kit
2 Fast Ethernet NICs (2 1000BaseT ports built in as standard equipment w/ PE2550.)
Graphics display capable of 800x600 at 256 colours (Built in as standard equipment w/ PE2550.)
Redundant power supply

Operating System

("***")

Software

("***") (paragraph redacted)

Licenses

("***") (sentence redacted)

("***")

Hardware

Dell PowerEdge 2550
Dual 733MHz (or better) PIII CPU
512MB ECC SDRAM as 2x256MB DIMMs
2 9GB (or larger) 10K hot swap SCSI drives (RAID 1)
PERC 3/Di RAID enabling kit
2 Fast Ethernet NICs (2 1000BaseT ports built in as standard equipment w/ PE2550.)
Graphics display capable of 800x600 at 256 colours (Built in as standard equipment w/ PE2550.)
Redundant power supply

Operating System

("***")

Software

("***")
Licenses

____________________________________ ("***") Confidential material redacted and filed separately with the Commission
("***") Confidential material redacted and filed separately with the Commission

- E5 -

("***")

Internal Network

SMC5608DS fast Ethernet hub or other existing Aliant Ethernet hub
Cisco Catalyst 3524XL switch. or larger Cisco Catalyst switch
Terminal Server for MWI over SMDI
Perle Systems IOLAN+ 8 Rack or similar Cisco equipment.
8 or 16 port models available
AC and –48VDC models available

Other Items

Video Monitor
Minimum resolution of 800x600 with 256 colour depth
Keyboard - Windows 2000 compatible
Mouse - Windows 2000 compatible
KVM switch
KVM must be capable of maintaining KVM signals even if the node is not the active node.
This will ensure the keyboard and mouse are available if the server is rebooted. Care must be taken when evaluating for this feature as experience has shown that many KVMs claiming this feature in fact do not have it.
Appropriate number of KVM cables

RECOMMENDED HARDWARE Version 2.3

Substantial changes will be made to V2.3 hardware and configurations. Principles for hardware and configurations include no single points of failure, CPCI hardware, hot swapability, and use of customer
SAN storage facility. VMI will use best efforts to re-use V2.2 hardware in the V2.3 hardware recommendation.

- F1-

SCHEDULE F

RECOMMENDED SYSTEM CONFIGURATION

("***") (entire page redacted)

____________________________________
("***") Confidential material redacted and filed separately with the Commission

- G1 -

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

Training

Ver 2.2 Tier II Training Outline

1.	Module 1 – Subscriber Features
- how to use the system as a subscriber
- how to use advanced features
- much the same as in Ver 2.1
Overview: This module provides an understanding of how the product works to properly assist subscribers & CSRs

2.	Module 2 – Support Model
- various roles within the system – CSR, SA, etc
- Tier I, Tier II, etc
- support call escalation
Overview: This module explains the role and function of Tier 2 support personnel.

3.	Module 3 – System Architecture
- definitions list

- G2 -

- overview of various configuration options
- the hardware requirements and configuration
- the implications of using non-standard hardware.
Overview: This module details the system components and their relationship in an operating configuration and training in troubleshooting the system.

4.	Module 4 – Software and Services
- includes VMI software & other apps the Tier II Admin will be dealing with.
- VMI software license and configuration - # of trunks, mailboxes, etc
- installation of non-standard software and its effect on support
- Service bundles and service
- overview of installation of VMI software
LAB Session – install VMI software
Overview: How to install VMI software & manage the licensing and support agreements.
What apps are on the system for administrative use & awareness of services running that
Tier II administrators may deal with. Lab gives them a chance to do an install prior to operational install.

5.	Module 5 – Users Administration

- H1-

SCHEDULE H

Product and Development Roadmap
(To be finalized within 60 days of execution of the Agreement)

Migration and Measurements: The follow section outlines the required deliverables for major project milestones. The timeframes and dates outlined below are implementation dates and do not consider lead-time for implementation. Lead-time required for testing, installation and other implementation related activities are to be clearly defined and agreed upon by VMI and Licensee in the Product and Development Roadmap process (this has been agreed to already by VMI and Licensee)

Aliant Messaging Milestones and Deliverables Plan

	Aliant Requirements and Deliverables	Required Time Frame	Author
A	Launch Phase-1 UC in Halifax	("****")	("****")
	The Launch of One Number Direct in Halifax, Nova Scotia is the premiere implementation of the One Number Direct service in Aliant Territory. This Launch includes the VMI UCN product suite, infrastructure, network configuration, Service Delivery processes, Billing, Trouble, Fault and Network Management processes and Marketing processes and communications (internal and external). ("***") - (sentence redacted)		
B	Launch One Number Direct Aliant Wide	("****")	("****")
	Post the preliminary launch of One Number Direct in Nova Scotia (June 2002), the intent is to then create the infrastructure necessary to offer One Number Direct to the other Aliant territories (ie New Brunswick, PEI and Newfoundland). The launch of One Number Direct Aliant Wide is based on the lessons learned from Launch 1. ("***") (sentence redacted)		
C	Aliant Capital Approval for Phase 2 (Consumer and Mobility Migration)	("****")	("****")
	As per the Business Case and Technology approval for capital outlay for labour, material or otherwise, the established Aliant proceeds must be followed. Project deliverables proceeding this business case milestone must be met at the satisfaction of Aliant Telecom for the Business Case submission. Exceptions are agreed to by Aliant Telecom.		
D	Launch Consumer Messaging and Mobility Message CTR.	("****")	("****")
	Phase 2 - Launch Consumer Messaging and Mobility Message CTR is a critical step in the implementation of VMI in the Aliant Messaging Network. This capability begins in large scale the ability to move the Consumer Mailboxes and Mobility Mailboxes toward the VMI message solution. It is critical that transparency in service and features exist as customers are migrated seamlessly to the VMI Consumer/Mobility mailboxes.		
E	Launch Business MessageManager, AutoAttendant and ECP MB	("****")	("****")
	Phase 3 will require VMI to support all the remaining voice messaging features now used in Aliant. Included in this deliverable as a major enhancement is the ability to support, Auto Attendant, ECP Type mailboxes and features listed as follows:		
	Basic Mailbox		
	☐ Business and residential		
	☐ Sends messages – local and long distance		
	☐ Receives messages, number of messages allowed may vary		
	☐ provides telephone answering		
	☐ Reply to messages		
	☐ offers a personal greeting to callers, length of greeting may vary		
	☐ separate greeting for transfer to vm on a busy		
	☐ extended absence greeting		
	☐ message block capability		
	☐ minimum and maximum message length		
	☐ future delivery messages		
	☐ Message storage of varying lengths		
	☐ Messages may be deleted automatically or with deletion warnings		
	☐ Mailbox partitioning e.g. multiples sharing the same telephone, usually residential		

("****") Confidential Material redacted and filed separately with the Commission

May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

☐ Mailbox security
☐ Easy access
☐ Multiple languages
☐ Date and time playback
☐ message waiting indication
☐ outcall to pager or telephone
☐ distribution lists
☐ customer groups
☐ 4 digit dialing within customer group
☐ spell by name: within customer group or system wide
☐ community bulletin board
☐ Subscriber/ANI information
☐ Transfer to an operator or attendant, including schedules
☐ Alias numbers for the same mailbox

Auto-Attendant Mailbox
☐ Callers can reach an individual by dialing their extension or spelling their name, depending on the input type specified in the mailbox.
☐ Generally used in a business environment.

IVR Type Mailboxes
☐ Allows the caller to chose a menu pick that routes the caller to a telephone extension or a mailbox.
☐ Ability to reach an individual by either dialing the name or dialing the extension number of the person they wish to speak to. The caller is routed to that person's extension.
☐ Ability to reach a mailbox by either dialing the name or dialing the extension number of the person they wish to leave a message for. The caller is routed to that person's mailbox.
☐ Generally used in a business environment.

Information Mailboxes
☐ used to pass information on to callers - avoids having to repeat the same information over and over to different callers. Information is provided quickly and consistently. In most cases, callers listen to a message and are dropped off at the end of the message.
☐ Generally used in a business environment.
☐ Ability to leave a reply after listening to messages
☐ rotating greetings before the message if desired

Transfer
☐ Immediately routes callers to a specified extension or mailbox.
☐ May have a greeting if desired
☐ Generally used in a business environment.

Time of Day Transfer
☐ Immediately routes callers to a specified extension or mailbox, depending on whether or not an attendant is available (determined by time of day).
☐ Generally used in a business environment.

Information Processing
☐ These mailboxes are used as an entry point to special external applications - for example, Call Forward Remote Access or NBTel Express.
☐ These could direct the caller to external business or residential applications, depending on the type of mailbox.

("***") Confidential Material redacted and filed separately with the Commission
Page 2 May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

	Survey Type Mailboxes		
	□ These mailboxes allow you to collect information from callers. Callers listen to questions and respond verbally.		
	□ Requires a mailbox to collect the responses		
	□ Responses may be voice or tone		
	□ Generally used in a business environment.		
F	("***") (sentence redacted)	("****")	("****")
	("***") (paragraph redacted)		
G	VMI sign SLA	("****")	("****")
	VMI and Aliant will sign a business agreement, software and hardware contract which will override any previous agreements with Aliant Telecom. Term and conditions are subject to approval by both parties.		
1.0	**Availability of a Migration tool and ("***") - (sentence redacted)**		
1.1	Migrate FTEM to new VMI platform	("****")	("****")
	We need VMI to develop a plan to migrate the existing FTEM service from the two version 4.6 boxes in Halifax to the UCN200 prod system in Saint John. This will take place once the launch of phase 1, UC in Halifax is complete and has stabilized. DMS Translations will be required to re-route calls from Halifax to Saint John. The migration must have no impact on customers.		
1.2	**Migration Plan complete for MiniMessage - ("***")**	("****")	("****")
	This action item forms a critical step in moving forward with VMI as the Messaging platform for Aliant's next generation platform. The success and seamless migration of these subscribers will form the basis of further movement of voicemessaging subscribers to the VMI messaging platform. This should be viewed as a critical step in meeting Aliant's needs for moving Aliant Messaging subscribers to a next generation platform while meeting the project norms.		
1.3	("***") - (sentence redacted)	("****")	("****")
	("***") (paragraph redacted)		
1.4	Launch Mobility MiniMessage on VMI	("****")	("****")

("***") Confidential Material redacted and filed separately with the Commission

May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

	The Launch of Mini Message using the VMI product suite will be the first migration of any Aliant customers to the Aliant platform using VMI products. This project will involve testing of the VMI mini message solution, infrastructure and networking with the MTX, service delivery processes, billing, trouble and fault management processes. ("****") (sentence redacted)		
2.0	**Interworking with Octel - Message Link Hub and Network message integration**		
2.1	Message Link Hub Available $1,000,000 (All Mailboxes on Hub)	("****")	("****")
	Aliant must arrange to have either the Bell Hub support the entire ("****") messaging mailboxes or Aliant will require the support of their own Messaging Hub going forward. The existing Bell Hub located in their region supports VPIM and may be an interim solution until the Bell ML-2 Message Link Hub is turned up. ("****") (sentence redacted)		
2.2	Build auto upload to Hub, Billing /Provisioning/ Reporting for Consumer	("****")	("****")
	Pending approval from Bell, to support Consumer mailboxes on the Hub Aliant will embark in a project to develop the upload utilities for Consumer Mailboxes.		
2.3	VMI supports VPIM	("****")	("****")
	We need to have VMI provide us with information around the level of interoperability that will be provided between our Octel systems and the VMI system using VPIM, so that impacts of migrating customers to the VMI system from Octel can be understood. VPIM capability is required before migrating Octel mailboxes other than Mobility Mini Message.		
2.4	**VMI supports Unified Messaging with full integration of Mailbox**	("****")	("****")
	All messages must be managed from a single WUI session - voicemails, E-mail and fax. MWI must work from the WUI as well as the TUI.		
3.0	**Carrier Grade Platform which is scaleable to 1M+ Mailboxes**		
3.1	Complete Billing, Reporting and Prov. Process & Systems	("****")	("****")
	Launch 2 will include the integration of all(as required) BSS and OSS systems to mimic the current functionality between Aliant legacy systems and the Octel system for Aliant legacy systems and the VMI system. ("****") (sentence redacted)		
3.2	VMI support Release Link Trunking on PRI ("****")	("****")	("****")
	Without Release LinkTrunking when a caller connects to a UM subscriber two PRI ports are used for the duration of the call. In the case of a Auto Att / ECP mailbox that transfers out to an extension where the DMS allows 8 simultaneous calls, that one mailbox will tie up 16 ports with a possibility of 24 ports if the call returns to leave a message, and these ports are held up for the duration of the calls.		

("****") Confidential Material redacted and filed separately with the Commission
Page 4
May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

3.3	VMI support carrier grade platform scaleable to 1M+	("****")	("****")
	We need to have VMI work with Aliant to design a system architecture that places the VMI database and message store on Aliant's Storage Area Network (SAN), and makes use of server clustering to ensure there are no single points of failure. System upgrades and patches on a production system must be completed within a 6 hour maintenance window with no negative impacts to customers.		
3.4	Clock Synchronization	("****")	("****")
	We need to have the VMI system clock synchronize automatically with the time on Aliant's network.		
3.5	System S/W applied during Maintenance Window	("****")	("****")
	Software upgrades to the system must have minimal impact on service, and short down time. Best case would be loading of new software while the system is on line and then restarting the system on the new software. Upgrades must also have a back-out procedure to revert to the old version if troubles are encountered during the upgrade, this must be accomplished during our 6 hour maintenance window.		
3.6	Upgrade to carry forward all content	("****")	("****")
	All customer information, spoken name, greetings, messages, distribution lists etc must be carried forward during software or hardware upgrades.		
3.7	Build auto upload to Hub, Billing /Provisioning/ Reporting for Business	("****")	("****")
	The hub requires the NPA and NXX, as does the node tables in Octel. In order to move some customers from Octel to VMI, the node tables would have to be changed to have individual phone numbers, which is technically impossible as you cannot go down to individual phone numbers. You would have to send every message to the hub going forward. The only workaround would be to have VMI customer have a separate NXX..		
	Billing - at this point we are unable to bill for messages sent to/from the hub.		
	Provisioning - is done by sending Octel a flat file on a daily basis.		
	Reporting - no reporting is done for the customer for hub usage.		
3.8	**CCS-7 / SIP supported**	("****")	("****")
	This forms part of the scalability discussions and ability to support a large scale messaging platform which integrates with the VOIP/Centrex IP Fabric now under development by the BuyCo Companies. It is critical the VMI are forward looking to ensure their IP based Messaging Architecture, features and product integrates into the next generation switching fabric. Supporting integration standards like SIP need to be understood and a clear path developed to support this shift in telephony direction.		
3.9	**failover and site diversity**	("****")	("****")
	Diversity of infrastructure between Halifax and Saint John with failover from one site to the other in the case of a catastrophic failure. The failover should be seamless to customers with all functionality and messages being available after the failover.		
4.0	**Full feature bundle support across all Telephony Nodes**		
4.1	VMI support all Feature Bundles per Telephony Node	("****")	("****")

("****") Confidential Material redacted and filed separately with the Commission

May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

	It is critical that VMI architect their Messaging platform so not to tie their Telephony nodes to specific Feature Bundles. This flexibility to assign any feature bundle to any telephony node is required to allow the augment of Telephony Nodes as traffic increases in a more manageable fashion. Current limitations of 4 feature bundles per telephony node would force Aliant to micro management the Telephony Nodes specific to specific feature bundles. This current limitation of 4 feature bundles per Telephony node is not acceptable and must be increased to support all of Aliant COS and Mailbox types.		
5.0	**Match Octel Feature emulation**		
5.1	MWI / ISDN FWD / HP Openview / Security / Bilingual Prompts for TUI and WUI	("****")	("****")
	MWI - both landline and mobility sets have the ability to provide MWI (stuttered dial tone, visual indicator). For those customers without a telephone set, Outcall Notification can be used to have their pagers notify them of a message.		
	("***") (paragraph redacted)		
	HP Openview - Use of HP Openview for VMI system monitoring is being validated on the test platform		
	Security - Operation of the system with a firewall between the web node and the other four VMI nodes, to meet Aliant IT Security requirements, is being validated on the test platform.		
	NBTel is required by law to allow bilingual prompting in voicemail. In Octel the customers have the ability to have their callers prompted in English, French or bilingual for telephone answering. Customers also have the ability to choose between French and English for their personal mailbox language.		
5.2	TUI Match for MiniMessage	("****")	("****")
	The TUIs are not exact, but are close. One example is the *. In Octel * either cancels your action, or takes you back to the previous menu. In VMI, you may have to press 1 before the * in some cases, sometimes the * is ignored, or accepts your action. All differences will be identified during testing and acceptance criteria stages.		
5.3	Extended absence greeting you can't skip	("****")	("****")
	The purpose of the extended absence greeting is to inform callers that the subscriber is not available for a period of time.The subscriber normally indicates in the greeting how frequently they are checking messages and who to call for immediate assistance. If the greeting could be skipped the caller might not hear that the person they are calling is not available and could leave a message thus defeating the purpose of the extended absence greeting.		
5.4	Subscriber extension Mailbox / Skip Password controlled by COS or FB	("****")	("****")
	Extension mailboxes - A mailbox may be partitioned so that there is a main mailbox and sub-mailboxes. (We currently provide 3 extensions plus the main box) This feature is used when 2 or more people share a phone line. Each mailbox has its own password so there is security. This feature is sometimes requested by businesses but is most often used by residential customers.		
	Skip password - this enables the customer to set up the mailbox so that it does not require the password to be entered if the subscriber is calling from their own phone. Again this feature is used more by residential customers. We control whether or not the customer has the ability to skip the password but the customer should be able to turn it off and on.		
5.5	Outcall To Pager or Telephone number	("****")	("****")

("****") Confidential Material redacted and filed separately with the Commission

May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

	This is widely used by business customers. It should be configurable for time of day, weekdays and weekends, all messages or urgent only. We currently provide a temporary schedule as well which will override the normal schedule. Outcall notification must be configurable for time of day with separate, weekdays and weekends, all messages or urgent only and provide a temporary schedule which will override the normal schedule. The system must have a configurable retry schedule so that a subscriber can be notified again if the first call is missed and after max retries a prompt is played upon entering the mailbox to inform the subscriber that they missed their outcall.		
5.6	Read/check/confirmation of Receipt	("***")	("***")
	If a subscriber sends a message to another subscriber or leaves a message in telephone answering mode the subscriber can go back to their own mailbox and check to see if their message has been listened to. If the message has not been heard the system will say " you have 1 message in that mailbox" and will play the message. The message cannot be changed or deleted. When a subscriber sends a message the subscriber can request the system to notify him/her when the receiver listens to the message or they can be notified if the receiver does not listen to the message within a specified period of time(set by the system manager)		
5.7	Multi-Tenant	("***")	("***")
	??		
5.8	Customer Groups / Communities - 4 digit Dialing	("***")	("***")
	The system must be able to group mailboxes into communities of interest. Within a community subscribers must be able to send messages to each other via abbreviated dialing (3 to 9 dig configurable by community) . These communities must also include Auto Attendant / ECP mailboxes so that callers can transfer to the extension of a subscriber in the community using abbreviated dialing. From a reporting perspective we provide reports to business customers based on the community number. We also provide spell-by-name and 4 digit messaging.		
5.9	Broadcast messages by community	("***")	("***")
	As the supplier of messaging services Aliant sometimes has a need to contact customers. We would want to be able to group customers in communities and be able to message to specific communities as the need arises. If communities are assigned to business customers by company this will give them the ability to easily send messages to their employees.		
5.10	Check Receipt of Messages	("***")	("***")
	When a subscriber leaves a message for another subscriber in the telephone answering mode or when a subscriber sends a message to another subscriber the subscriber leaving the message should be able to check from their own mailbox (WUI or TUI) to see if the second subscriber has listened to the message. This also ties into conformation of receipt of a message where when a sub sends a message and marks it for conformation they get a message in their own mailbox when the receiver of the message has listened to it, or if the message is marked conformation of non receipt after a system configurable time they get a message in their own mailbox after the timeout that receiver of the message has not listened to it.		
5.11	Spell by Name ("***") (sentence redacted)	("***")	("***")
	Subscriber doesn't always know the number of the person they are messaging to. With spell by name they can find the person without knowing the number. This should be configurable by community or system wide.		

("***") Confidential Material redacted and filed separately with the Commission

May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

5.12	Dual Greetings and Schedule Greetings	("***")	("***")
	Dual greeting provides 2 greetings - a regular greeting and a busy greeting. Customers see a great value in knowing if the person they are trying to reach is in the office but currently on the phone		
5.13	VMI support service creation environment	("***")	("***")
5.14	VMI support Auto - Attendant/ECP Mailboxes	("***")	("***")
	System must support all IVR / Auto Attendant / ECP type mailboxes that we currently offer and they must exist on all Telephony Nodes and be accessible through the same forwarding number as messaging mailboxes. Many business frontend their phone system with an ECP mailbox. This is critical for those businesses and they cannot and will not migrate without this feature. Some customers require a callers menu only while others require the ability to dial out to an extension or mailbox		
5.15	VMI supports other Business Mailbox features	("***")	

("***") Confidential Material redacted and filed separately with the Commission

May 31, 2002

Aliant Messaging Milestones and Deliverables Plan

("***") (entire page redacted)

("***") Confidential material redacted and filed separately with the Commission.