Form 10-K
VOICE MOBILITY INTERNATIONAL INC
filed 2003-04-01
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
NEVADA	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 100 4190 Lougheed Highway Burnaby, British Columbia, Canada	V5C 6A8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number  (604)  482-0000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

2

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

30,096,273 common shares @ $0.205(1) = $6,169,736
(1) Average of bid and ask closing prices on March 3, 2003.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

31,536,948 common shares issued and outstanding as of March 3, 2003. As of March 3, 2003, there were 5,437,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

Corporate Overview

We are a Nevada corporation, incorporated on October 2, 1997, under the name "Equity Capital Group, Inc.", and we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. in 1993. On June 24, 1999, we changed our name to "Voice Mobility International, Inc." We have four wholly owned subsidiaries: Voice Mobility Inc., which is a Canadian corporation incorporated on September 15, 1993; Voice Mobility (US) Inc., which is a Nevada corporation incorporated on April 6, 2000; Voice Mobility Canada Limited, which is a Canadian corporation incorporated on May 26, 1999; and VM Sub Limited, which is a Canadian corporation incorporated on May 26, 1999.

Unless otherwise indicated, all references to "we", "us", "our" and "Voice Mobility" means Voice Mobility International, Inc., its predecessor company, Voice Mobility Inc. and its other subsidiaries.

Our principal executive and head offices are located at Suite 100 4190 Lougheed Highway, Burnaby, British Columbia, Canada. Sales and marketing operations are primarily based out of our head office. Research, development and technical support are based out of our office located at 20 - 3818 Oak Street, Victoria, British Columbia, Canada. We have a one person research office in Nova Scotia, Canada. We also have sales staff residing in California and New York.

History

Our subsidiary, Voice Mobility Inc. was incorporated in 1993 under the name "WGT Teleserve Inc.", and was originally focused on providing enhanced telecommunications services such as voice mail, fax handling and Internet access to specific vertical markets. In the spring of 1997, we decided to shift focus and began developing a comprehensive enhanced messaging product. Early versions of our messaging products were subsequently released in 1998, 1999 and 2000.

In June 1999, the shareholders of Voice Mobility Inc. completed a reverse acquisition whereby Voice Mobility Inc. became a wholly-owned subsidiary of our company. At that point we effectively commenced operations as a US company and our common stock was quoted on the OTC Bulletin Board under the symbol VMII. Between the period of June 1999 and April 2001 we raised approximately $12 million, mostly from private investors, to fund our development initiatives and operations.

In April 2001, we completed a $8.4 million (CDN$13 million) equity financing and subsequently began trading on the Toronto Stock Exchange in July under the symbol VMY.

Business Overview

We are engaged in the enhanced messaging area of the telecommunications market. We market and deploy next generation messaging solutions that provide enhanced messaging features and functionality while ensuring integration with or replacement of existing first generation voicemail messaging systems. Our enhanced messaging software suite:

- allows telecommunications companies to replace their aging legacy voicemail systems and incorporate incremental offerings such as real time call connect, voicemail to email, fax to email and unified mailbox services; or

- can serve as a first generation voice-mail and messaging system for telecommunications companies that do not have an existing voice-mail system, with the added capability of providing incremental offerings such as real time call connect, voicemail to email, fax to email and unified mailbox services.

Legacy voicemail systems are systems that use technology that is 10 to 15 years old. These legacy systems are incapable of being upgraded, or economically upgraded, to offer enhanced messaging services, like real time call connect, voicemail to email, fax to email services and unified mailbox services.

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on recommended hardware in a specified configuration. We can provide our enhanced messaging software platform only (with hardware and configuration recommendations) or, we can provide a complete turnkey solution including hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

Our enhanced messaging software suite is designed to function on industry standard commodity hardware such as Intel processor-based servers. This allows our customers to utilize their hardware manufacturer of choice, obtain the latest technology and add complementary functionality quickly and cost effectively. Our enhanced messaging software suite also uses communication boards from NMS Communications.

With the increased use of personal communication devices, such as cell phones, personal digital assistants (PDAs) and laptops, it has become a considerable challenge to manage the information retrieval process from these various devices. Users of these multiple communication devices are increasingly demanding a means of easily managing these devices in a time-saving manner. In addition, users are increasingly demanding instant access to voicemails, faxes and emails regardless of which communication device is available to them or their physical location at any point in time.

Our enhanced messaging software suite addresses all of these demands by:

- allowing users to access their voicemail messages, email messages and faxes at anytime, from any location, from a wide variety of devices;

- allowing users to receive any type of communication regardless of its incoming format or medium (ie. voicemails and faxes) into one unified mailbox with the ability to control, sort and prioritize all such messages;

- providing instant notification of all messages;

- allowing users to direct faxes to any fax machine; and

- providing users a single unified phone number which allows subscribers to merge all their wired and wireless communication devices, including cellular telephone, pager, fax, home and office numbers under that one number.

Our offering is an enhanced messaging software solution through which telecommunications companies:

- can increase their revenues by increasing the services they can offer to their subscribers;

- can offer modern and technologically advanced messaging services to ensure that there is no loss of customers to competitors offering these enhanced services;

- can reduce their costs by replacing their old legacy voicemail systems and eliminating the additional costs of maintaining their existing voice mail systems; and

- can transition their customers from their old legacy voicemail systems to a new voicemail system with no disruption in service.

Telecommunication companies/carriers have been facing downward price pressure on services such as long distance, local telephone service and data service. To combat this downward price pressure, these telecommunication companies have usually introduced other revenue sources like call answer, call waiting, call display, internet access and packages of local and long distance calling. Our enhanced messaging software allows these telecommunication companies to create further sets of product/service offerings to allow them to increase or maintain their revenues.

Components of Our Enhanced Messaging Product Offering

Our enhanced messaging software suite includes the following core service features:

- legacy voicemail replacement;

- real time call connect/one number;

- voicemail to email;

- fax to email;

- a single unified mailbox;

- find-me and follow-me;

- call announce and call screening, and

- message notification.

Our legacy voicemail replacement feature allows a telecommunication company to replace existing voicemail systems currently being used by telecommunications companies. The first stage involves installing our enhanced messaging software and migrating any existing voicemail subscribers to the our messaging system. Our messaging software has been designed to allow telecommunication companies to transition their subscribers between the telecommunication company's old system and the new system. We also have the ability to interface with existing "legacy" voice-mail systems, allowing for the transfer of messages between systems. Finally, we emulate legacy voicemail telephone systems, both in terms of interfaces and features. Once the legacy voicemail subscribers are transitioned to the new messaging system, the telecommunications company has the option of adding and selling one or more of the enhanced messaging features described below.

Our real time call connect feature allows subscribers to merge all their wired and wireless communication devices, including cellular telephone, pager, fax, home and office numbers, into a single unified phone number where they can be reached. Subscribers only have to provide this one phone number which lets them receive all their calls, faxes or voice messages, no matter how many different telephone, cell phone or fax numbers they use.

Our voicemail to email feature allows subscribers to receive voicemail messages through the subscriber's one number and have them delivered to one or more email mailboxes. This service gives the subscriber the ability to choose the method of retrieving voicemail messages, through email, email enabled wireless devices or more traditional retrieval methods (like over the telephone). Our software is also capable of providing voicemail notifications via pagers, short message service (SMS) devices or other wireless devices.

Our fax to email feature allows subscribers to receive faxes through the subscriber's one number and have them delivered to one or more email mailboxes. The subscriber then has the power to determine if and where the fax is printed. Our fax-to-email service converts faxes to email attachments, and allows subscribers to view them on-screen, print, save, or forward them. This functionality essentially eliminates the need for fax machines and/or dedicated fax lines, and it also minimizes the privacy concerns with respect to communal fax machines. Our software is also capable of providing fax mail notifications via pagers, short messaging service devices or other wireless devices.

Our single unified mailbox feature allows subscribers to retrieve, store and manage all of their messages. Our service is email neutral (meaning that it does not matter which email software a subscriber actually uses), so any email application on the market today can be configured as the subscriber's unified mailbox. In addition, subscribers are not forced to change their e-mail addresses.

Our find-me and follow-me feature allows a subscriber to program our service to locate them at up to five different telephone numbers according to the subscriber's personal preference. For example, they may divide their working time between the office and home. To be sure they do not miss any important calls, they could program the find-me and follow-me feature so that any incoming calls are directed first to their office, then to home and finally to their cell phone. The search numbers can be arranged in any desired order and can be changed as circumstances change.

Our call-announce and call-screening feature allows subscribers to identify the caller and then decide whether or not to answer a particular call or direct it to their unified mailbox. Our message notification feature notifies subscribers of new or urgent messages by voicemail, email, pager or any wireless device.

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on recommended hardware in a specified configuration. We can provide our enhanced messaging software platform only or we, with our partners, can provide a complete turnkey solution including hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or chose to license the entire enhanced messaging software suite.

For the year ended December 31, 2002 product sales represented 97% and services represented 3% of total sales. In the year ended December 31, 2001 product sales represented 93% and services represented 7% of total sales.

Pricing of Our Enhanced Messaging Software

We provide a selection of pricing models for customers who choose to purchase our enhanced messaging software as follows:

- a one-time license fee of between $2.50 to $6.00 per subscriber depending on the volumes and services to be purchased, plus a 7.5% to 18% annual support and maintenance fee;

- monthly recurring license fees of between $0.25 to $0.75 per subscriber, depending on the volume and services to be purchased, plus a 7.5% to 18% annual support and maintenance fee; or

- ongoing license fees for voicemail messaging services for new customers, fees for migration of voicemail customers from their old system to our messaging system, fees for our enhanced messaging services and professional services fees for system installation, system integration with operation, administration, maintenance and provisioning systems, and migration of existing voicemail subscribers would range between 15% and 25% of the software licensing fees based on the complexity of the installation.

We, with our partners, also provide a fee based turnkey solution including hardware, system configuration, migration, operating support system integration and billing support system integration system.

We have special pricing structures in place for strategic partners, system integrators and OEM distributors that resell our enhanced messaging software to the telecommunication companies.

Target Market for Our Enhanced Messaging Software

Currently we are focussing on one primary adopter of our enhanced messaging software: telecommunication companies.

Telecommunication companies represent our target customer opportunity. "Tier I" telecommunication companies, defined to include providers of messaging services to 100,000 - 35,000,000 end users, in particular tend to have large existing installed bases of voicemail users. The customer base of many of these telecommunication companies using legacy voicemail systems continues to grow at a rate of between 10% and 30% per year as a result of the growth in the use of wireless telecommunication devices. Currently, the Tier I telecommunication companies are looking for methods to limit spending in legacy voicemail systems and methods to implement enhanced messaging technology.

We believe that Tier I telecommunication companies will no longer be willing to invest in legacy systems which cannot be upgraded to offer enhanced messaging services and will therefore be required to replace such legacy systems. We also believe that their decision will be driven by the demand from current and potential subscribers that they offer and implement enhanced messaging technology services. We anticipate that these telecommunication companies will install our enhanced messaging software and migrate their current voicemail customers over to our enhanced messaging software without interruption in service. We then expect that these telecommunication companies would begin to incrementally market the value-added service available as part of our enhanced messaging software, such as our real time call connect, voicemail to email, fax to email and unified mailbox service offerings. To support our customers, we have developed significant research that identifies end users' perceptions of enhanced messaging features, their pricing tolerances and willingness to purchase such additional enhanced messaging features. With our research, we can assist these telecommunication companies in effectively marketing our enhanced messaging services to their current and potential customer base.

We currently believe that there may be further opportunities for the deployment of our enhanced messaging services through the consolidation presently occurring amongst telecommunications companies. As such telecommunications companies merge and consolidate, their customer base and technology will need to be consolidated and standardized and therefore we believe that there likely will be further opportunities and demand for our enhanced messaging software.

Marketing and Distribution Methods

We intend to distribute our enhanced messaging software through strategic partners, system integrators and OEM (original equipment manufacturer) distributors, who will sell our product directly to telecommunication companies. To date, all of our sales have been through direct sales to end-user customers.

The core skills of our company lie in developing software to meet the needs of large telecommunication companies. Although to date we have distributed all of our enhanced messaging software by direct sales, it is not our intention to build a geographically dispersed sales, support, or professional services organization. Our sales and marketing efforts will remain primarily directed at building relationships with strategic partners, system integrators and OEM distributors.

The complexity of the current voicemail systems used by telecommunication companies requires not only a sound understanding of the systems capabilities but a thorough understanding of where and how these systems can interconnect with other systems. There are very few companies that have earned the trust of the largest telecommunication companies to deal directly with the systems and technologies that are fundamental to the basic business of a telecommunication company. These companies include large switch manufacturers and large system integrators and consultants. We recognize this reality and understand that these relationships have been forged over an extended period of time. As a result of these established relationships, we anticipate that telecommunication companies will purchase their technology directly from these "trusted" companies. We are therefore dedicated to building relationships with these strategic partners or system integrators. We anticipate that telecommunication companies will purchase our enhanced messaging software directly from these strategic partners or system integrators. The strategic partner or system integrator will assist in installation, maintenance and support of our enhanced messaging software. We will play a supporting role to these strategic partners, system integrators and original equipment manufacturer distributors. We intend to limit the number of relationships we enter into with strategic partners and systems integrators, distribution partners and original equipment manufacturer distributors. The key in this area of the business is the quality of the partner, not the quantity.

We will also target original equipment manufacturer distributors who wish to include our enhanced messaging software as a component on a messaging system that they manufacture and distribute. The original equipment manufacturer distributor will be responsible for all selling, distribution, support and maintenance of our enhanced messaging software. The original equipment manufacturer distributor may sell the product directly to the telecommunication companies utilizing their own sales force and distribution network.

There are some target markets where our company has no specific representation through strategic partners, system integrators and OEM distributors. In these markets, we will sell directly to the customer.

Key Strategic Partners

Aliant Inc.

We believe our close working relationship with Aliant serves as a strong endorsement of our company and our technology, and it also represents a significant revenue generating opportunity for us. In September 1999, Innovatia Inc, a wholly-owned subsidiary of Aliant, took an equity position in our company, and currently holds approximately 1.3 million shares of our common stock.

In November, 2002, Aliant received approval from the Canadian Radio and Television Commission (CRTC) to launch its unified communications service utilizing our enhanced messaging software solution. They have plans for the penetration of this enhanced service and we expect them to be a key customer for us well into the foreseeable future as they can serve as an example of how our technology can be deployed by a Tier 1 telecommunication carrier. The fact that the product has been deployed in a telecommunication company can be used to help other current and potential customers understand that the technology is not unproven and has been created with the exacting needs of a Tier 1 telecommunication company. We recognize this as a critical first step to successfully securing other customers.

Other important strategic partners include:

Service Applications International Corporation (SAIC): SAIC is one of the leading system integrators in North America, capable of installing, integrating and managing our enhanced messaging software for a telecommunications carrier. We have worked with SAIC on developing a legacy voicemail migration tool capable of migrating subscribers from aging legacy voicemail systems to our enhanced messaging software.

Telcordia: Telcordia has one of the most extensive testing and quality assurance facilities in North America for telecommunication products. Through the extension of our current relationship and the product validation they have provided, Telcordia will continue to be a critical testing and validation partner. Telcordia is working with us in collaboration with Aliant and their LivingLab.

NMS Communications: NMS provides communication boards, software interfaces for their hardware solutions, and access to a broad range of resources for sales, marketing and development.

TARA: Telecommunications Applications Research Alliance (TARA) gives us telecommunications expertise and potential access to investment funding, as well as full access to state-of-the-art lab telecommunications facilities through our on-site office and membership. TARA is a unique facility that combines cutting edge telecommunications research and development equipment with seed investment funding and business mentoring resources. This membership enhances our ability to develop new telecommunications services and products.

Through the last few software release cycles, we have designed the software so that we are no longer dependent on a specific central processing unit (CPU) hardware manufacturer thus moving us from a system vendor to a software vendor. In the fall of 2002, we completed release 3.0 of our enhanced messaging software that has rendered our software "open" with respect to the CPU processor platform upon which our software may operate. We now have the ability to operate our software on Intel processor based hardware made and distributed by commodity hardware vendors such as IBM, DELL, HP, Compaq and others. This provides our strategic partners and system integrators (many have strategic relationships with certain hardware vendors) and telecommunication companies with comfort that they can choose the hardware on which to operate our software.

International Markets

We believe international markets should offer us strong opportunities in the long-term. Mature markets are seeking replacement technologies to enhance and replace legacy voicemail systems that are reaching the end of their useful lives. Emerging markets are being fueled by the very basic need for high performance and low cost telecommunications infrastructure.

We perceive a specific opportunity with telecommunications companies that are either introducing messaging services to their markets for the first time, or are seeking to supplant incumbent, aging, or manufacturer discontinued platforms with next generation technology that creates new revenue opportunities through the delivery of enhanced features and functionality.

We are currently marketing in Europe and Latin America, working with and targeting both incumbent and emerging telecommunications companies. We are engaged with original equipment manufacturers and systems integration partners in these international markets as a means to further expand and facilitate market penetration and the acquisition of market share. Key attributes of our applications that facilitate this expansion are the user-friendly interfaces and the ability of our applications to support multi-languages on a single platform.

In 2002, we experienced interest and activity from all of the international markets in which we have a presence. As we continue to offer telecommunication companies seeking to replace legacy messaging systems with the opportunity to enhance and expand existing systems with the deployment of our enhanced messaging system, and by delivering an enhanced messaging system to companies initiating their first deployment of messaging services, we believe our presence in, and revenues from, non-North American markets will expand in the coming years.

Revenues from sales outside of the United States were $684,937 in the year ended December 31, 2002 and $316,991 in the year ended December 31, 2001. Domestic sales represented 2% of total sales and international sales (outside of the United States) represented 98% of total sales for the fiscal year ended December 31, 2002. Domestic sales represented 12% of total sales and international sales represented 88% of total sales for the year ended December 31, 2001. Sales to Canada represented 98% in fiscal 2002 and 84% in fiscal 2001. See note 5 to our consolidated financial statements for financial information by geographic area.

Competition

Well-established suppliers such as Lucent, Comverse and Glenayre currently dominate the Tier I telecommunication company messaging market. These competitors have provided voice mail services to both wired and wireless telecommunication companies since the early 1980's. In evaluating the competitive landscape, we believe our closest competitors are companies offering voicemail and enhanced messaging systems built to satisfy the high capacity and high resiliency needs of the telecommunications company environment. Lucent is also currently developing a legacy voicemail replacement product. In this segment, we have identified three primary competitors: Comverse, Commworks, and Glenayre:

- Comverse Technologies Inc. is a supplier of software and systems enabling enhanced communications services for telecommunication companies. Comverse is based in the United States with research and development facilities in Israel. Its customer base includes wireless and wired telecommunications companies worldwide. The company employs over 5000 employees, including 2000 dedicated to research and development. In 2001, the company announced unified messaging deals with several wireless service providers such as AT&T Wireless (US), T-Mobile (Germany), and Vodaphone (Portugal).

- Commworks Corporation is the telecommunication company network business of 3Com, a company focused on the networking and infrastructure business. Commworks provides access infrastructures and IP services platforms for network service providers. The company acquired its unified messaging and operational systems and support software from Call Technologies in April of 2000. Target markets include incumbent local exchange carriers (ILECs), international exchange carriers, competitive local exchange carriers (CLECs), internet service providers (ISPs) and other next-generation telecommunication companies.

- Glenayre Electronics Inc. has been focused on the paging infrastructure market, but announced in May 2001 that they were exiting this business to focus exclusively on developing unified communications/enhanced services platforms for the telecommunication company market. Glenayre's product line includes solution platforms as well as its unified messaging platform. Since restructuring earlier this year, the company has announced unified messaging deals primarily with US based service providers, including wireless service providers and a broadband service provider.

All of our primary competitors and some of our other competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the basic voicemail and enhanced messaging marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of this market.

Our success depends in large part upon the rate at which Tier I telecommunication companies incorporate our products into their systems. If we were not successful in increasing the use of our products by the leading Tier I telecommunication companies, there would be a material adverse effect on our business, financial condition and results of operations.

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

Competitive Advantages

We compete on the basis of price and product completeness/performance. We have a number of competitive advantages over our competitors as follows:

- we have established relationships with the key telecommunications companies in North America and emerging markets;

- our business and pricing models are designed to meet telecommunications companies' needs;

- our enhanced messaging software provides the same features and functionality as current voicemail solutions but offers additional value-added messaging features;

- our system provides a lower cost of ownership to the telecommunication companies as they no longer have to make a substantial investment in maintaining, upgrading or replacing their legacy voicemail systems;

- we have developed an automated mailbox migration tool with our partner SAIC designed to migrate large blocks of mailboxes from legacy voicemail systems while ensuring that our software can also emulate features and interfaces of the legacy voicemail systems; and

- our enhanced messaging software platform is designed to accommodate and support more users while also satisfying the stringent availability requirements of the telecommunication companies.

Our enhanced messaging software provides all of the following features:

- legacy voicemail replacement;

- one number;

- voicemail to email;

- fax to email;

- a single unified mail box;

- find-me and follow-me / real-time call connect;

- call announcement and call screening;

- message notification.

We are not aware of any competitor that has developed a messaging solution that provides all of these features, that incorporates the ability to emulate existing voicemail technology, provides advanced unified communications features and capabilities and provides migration solution from legacy voicemail systems at a lower total cost of ownership.

Industry Description

The telecommunication industry is slowly realizing that it is currently utilizing aging technology to provide voice-messaging services. This technology dates back to older voicemail systems developed in the 1980s and is in need of replacement. The telecommunications companies realize that these older systems require replacement and are currently looking for next generation messaging platforms and solutions that will allow them to bring to market new product offerings that are being demanded by the marketplace. In particular, Tier 1 telecommunications companies, incumbent telephone companies, are moving towards decisions regarding replacement of legacy voice mail systems. Part of the reason for this is the current and expected demands of businesses and individuals to better manage their various communications devices. Market drivers include subscriber demand for new services, telecommunications companies demand for lower priced technology and manufacturer discontinuances of existing voice messaging technology.

Currently, the market is being serviced by plain old voicemail systems, and with a small number of carriers offering enhanced messaging features and functionality. These new telecommunications companies who are offering these features are having limited success in deployment and penetration. There are very few telecommunications companies offering new features to date despite all such companies expressing interest in offering such enhanced features. The largest barrier is the migration of voicemail subscribers from the aging legacy voicemail technology to new enhanced messaging technology. Being able to complete this migration in a cost effective and non-disruptive manner to existing customers is of top priority for the entire telecommunications industry.

For those telecommunications companies who are first entering the market of offering these new enhanced features, they are offering such features as new service offerings to their current subscribers. Issues exist around marketing new services like market education, promotion, advertising, and expense.

The following services have been marketed as new services by a number of telecommunications companies:

- speech recognition;

- real-time call connect;

- voice to email;

- fax to email;

- one number access; and

- single message mailbox.

There has been limited market acceptance of this model and the telecommunications market is looking for methods to incrementally market these new services to their existing customers in service packages and as add-ons to existing services (like voicemail). The industry is still in its infancy stage with regards to these offerings and we foresee a large opportunity over the next six to twelve months as telecommunications companies make technology choices and begin migrating subscribers from old voicemail technology to new technology solutions.

Significant Customers

In October 2001, NBTel, a wholly-owned subsidiary of Aliant Inc. which is one of Canada's leading high-tech companies providing integrated communications and information technology solutions, installed our enhanced messaging software suite and launched its fax-to-e-mail solution.

In 2002, Aliant was one of our significant customers. Sales to Aliant, Inc. and its subsidiaries comprised 84% of our revenues in the year ended December 31, 2002 and 56% of our revenue in the year ended December 31, 2001. Sales to three customers comprised 93% of revenues in the year ended December 31, 2000.

Although there is no guarantee that Aliant will continue to use our products, we believe that Aliant will continue to use enhanced messaging software because it has received approval from the Canadian Radio and Television Network (CRTC) to use our enhanced messaging software and has deployed our software and already offered it to its subscriber base. Discontinuing the use of our software at this point may be too disruptive to the subscribers that have elected to purchase the features offered by our enhanced messaging software.

In order to broaden and diversify our customer base, we have been seeking out strategic partners to assist with the sales and marketing of our products. We have been in contact with several potential strategic partners and have entered into an agreement with Equiposy Control Division Commercial, S.A. de C.V. (Nekotec), a reseller of hardware and software to telecommunications companies in the Mexican market place. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base, our business, financial condition and results of operations would be materially and adversely affected if we lost any one of these significant customers.

Research and Development

Our research and development team is primarily located in our facility located in Victoria, British Columbia, Canada. The research and development team also has a research analyst located in an office at the TARA (Telecom Applications Research Alliance) facility in Halifax, Nova Scotia, Canada. Our research and development team designs, develops, tests, documents, and localizes as directed by our product management in our marketing group. The research and development team's focus is on each major feature for each release of our software which is detailed in written business requirements created by our business requirements team. A change control board also directs the lower level problems and enhancements for all other development work.  Releases are coordinated with both our marketing and sales departments to ensure timely delivery of the grouped features for both our current clients and our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. The research and development team delivered version 2.2 of our enhanced messaging software on April 5, 2002 and version 3.0 of our enhanced messaging software on September 27, 2002. Over these two releases the enhanced messaged product was migrated from a software/hardware system to a software solution platform designed for installment and use by the basic residential and basic wireless Tier 1 telecommunication companies. The team worked on version 3.1 for the remainder of the fiscal 2002 year which, upon its release in 2003, will target high-end residential and high-end wireless Tier 1 telecommunications companies. Research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $1,058,643, $4,618,284 and $2,709,048 respectfully.

Intellectual Property

We rely on trade secrets to protect our intellectual property. We do not have any registered patents, trademarks, or copyrights. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We do not have and do not intend to apply for patents on our products. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection may be out of date by the time the patent is granted.

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

Employees

As of March 3, 2003, we employed 20 people, 5 of who are engaged in marketing and sales, 11 in research, development and support, and 4 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

Background and Recapitalization

Our predecessor company, Voice Mobility Inc., was incorporated in 1993, as a British Columbia corporation. In December 1997, the shareholders of Voice Mobility Inc. entered into a transaction with Acrex Ventures Ltd., an inactive company listed on the Vancouver Stock Exchange with no business operations, through which the Voice Mobility Inc. business plan would be financed. Prior to entering into the agreement with Voice Mobility Inc., Acrex had approximately 150 shareholders, excluding participants in certain Acrex private placements discussed below.

The proposed transaction with Voice Mobility Inc. was intended to be a "reverse takeover" by Voice Mobility Inc., and characterized as a recapitalization of Voice Mobility Inc. for accounting purposes.

Between December 1997 and March 1999, Acrex consummated a series of four private placements undertaken in Canada, raising an aggregate of $1.4 million (CDN$2,022,500). In each private placement, investors were offered units in the capital of Acrex consisting of Acrex common shares and warrants to acquire Acrex common shares. Pending regulatory approval and finalization of the transaction between Acrex and Voice Mobility Inc., the net proceeds of such private placements of approximately $1.26 million were loaned to Voice Mobility Inc. to fund research and development activities, operations, and working capital.

On August 30, 1998, Acrex applied to the Vancouver Stock Exchange to approve its acquisition of Voice Mobility Inc. as the basis for its first business operations. However, by March 31, 1999, the application had not been approved by the Vancouver Stock Exchange, being still in process, and the share acquisition agreement between Acrex and the Voice Mobility Inc. shareholders expired. Because of these continuing delays, management of Acrex and Voice Mobility Inc. decided to pursue other sources of financing to expedite the strategy.

Thus, in March 1999, as an alternative to financing Voice Mobility Inc.'s business plan through Acrex, the directors and certain principals and shareholders of Voice Mobility Inc. and Acrex initiated discussions with Equity Capital Group, Inc., an unrelated Nevada corporation with its common shares quoted on the OTC Bulletin Board. The discussions were focused on structuring a transaction in which the combined shareholders of Voice Mobility Inc. and Acrex and the investors in the Acrex private placements would acquire control of Equity Capital. Because the Acrex private placements contemplated the combination of Voice Mobility Inc. and the financing of Voice Mobility's business plan, the principals of Voice Mobility Inc. and Acrex effectively worked in concert as the effective shareholder or "stakeholder" group implementing the Voice Mobility business plan and the proposed reverse takeover. Further, the three directors controlling Voice Mobility Inc., were also directors of Acrex and effectively controlled the board of directors of Acrex.

Equity Capital's acquisition of Voice Mobility Inc. was intended to mirror Acrex's application to the Vancouver Stock Exchange in August 1998 to provide the investors in the Acrex private placements with essentially the same economic position in Equity Capital as they would have expected in the acquisition of Voice Mobility Inc. by Acrex. This would be accomplished by mirroring the capital structure of Equity Capital to the proposed capital structure of Acrex as proposed to the Vancouver Stock Exchange. Thus, the number of common shares and warrants of Equity Capital which each investor in the Acrex private placements would receive was intended to mirror the number of shares and warrants to have been received in the form of units of Acrex.

On April 1, 1999, certain principals of Voice Mobility Inc. took the first steps to implement the Voice Mobility business plan through Equity Capital by entering into a stock purchase agreement with Equity Capital and its majority shareholder to acquire an aggregate of 8,418,000 common shares of Equity Capital, representing over 90% of the outstanding common stock of Equity Capital for a cash purchase price of $200,000. Of such 8,418,000 shares, 8,293,000 shares were newly issued shares and 125,000 shares were acquired from Equity Capital's majority shareholder. The $200,000 purchase price was placed in trust with Equity Capital's attorney subject to the closing of Equity Capital's acquisition of Voice Mobility Inc. (which was consummated on June 24, 1999 as described below) and other conditions. Among others, the April 1, 1999 agreement also contemplated that Equity Capital would be a inactive corporation, with no assets or liabilities. From April 1999 to June 24, 1999, Equity Capital completed the assignment of its remaining assets and liabilities to Pioneer Growth Corporation, an unrelated third party. The 8,418,000 shares of Equity Capital were held in trust by attorneys-in-fact for the purchasers subject to the closing of the acquisition of Voice Mobility Inc.

Following April 1, 1999, the original shareholders of Voice Mobility Inc. were advised that they could face significant Canadian income tax liability as a result of a cross-BORDER="0"transaction with the U.S. entity Equity Capital. The shareholders of Voice Mobility Inc. immediately thereafter began to seek legal counsel and tax advisors with sufficient professional experience in such dealings. It took some time to find and retain qualified securities counsel and tax accountants with experience in such transactions. Once the tax accountants and securities lawyers were consulted it was determined that the most effective means of minimizing personal Canadian taxes for the Voice Mobility Inc. shareholders and to comply with Canadian tax legislation, required the formation of a new corporation, Voice Mobility Canada Limited, as a wholly-owned subsidiary of Equity Capital. The formation of Voice Mobility Canada took time to complete because certain special share rights had to be properly structured and drafted, various name searches needed to be conducted, and the company needed to be incorporated and capitalized.

Thus, on June 24, 1999, Equity Capital, through its newly created wholly-owned subsidiary, Voice Mobility Canada, acquired 100% of the outstanding common shares of Voice Mobility Inc. In such acquisition, the shareholders of Voice Mobility Inc. exchanged their shares of Voice Mobility Inc. for 6,600,000 exchangeable shares of Voice Mobility Canada. Each Voice Mobility Canada exchangeable share is exchangeable for one of our company's common shares at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and is entitled to the same voting, dividend and other rights as one of our common shares. In addition, a share of preferred voting stock was issued to the transfer agent in trust for the holders of the Voice Mobility Canada exchangeable shares, to provide a mechanism for holders of the Voice Mobility Canada exchangeable shares to exercise their voting rights. We consider each exchangeable share as equivalent to a share of its common stock. Concurrent with this transaction, Equity Capital changed its name to Voice Mobility International, Inc.

Following the completion of the acquisition of Voice Mobility Inc., on July 1, 1999, the $200,000 purchase price for the 8,418,000 common shares of Equity Capital was released by Equity Capital's attorney.

Following completion of the acquisition of Voice Mobility Inc., we took the next steps in fulfilling Acrex's obligations to its investors under the Acrex private placements. The 8,418,000 shares of Equity Capital held by the attorneys-in-fact were issued as follows: 5,010,907 shares were issued to the Acrex private placement investors, with each of the Acrex private placement investors allowed to participate in such offering substantially pro rata in relation to their participation in Acrex; 2,256,093 shares were issued to certain original shareholders of Acrex; 101,000 shares were issued to an original shareholder of Voice Mobility Inc.; and 1,050,000 shares were issued to certain finders and outside professional advisors who assisted in the consummation of the combined transaction.

On June 30, 1999, we completed our undertaking to fulfill Acrex's obligations to our investors under the Acrex private placements by issuing warrants to acquire an aggregate of 4,793,000 shares of our common stock to the investors in the Acrex private placements. Such warrants were issued to the investors substantially pro rata to the number of warrants the investors were to have received in each of the Acrex private placements, at the same exercise prices, as adjusted for the currency translation from Canadian dollars to U.S. dollars. Thus, upon completion of transactions, the original investors in the Acrex private placements received, in the aggregate through the April 1999 offering of common stock and the June 1999 offering of warrants, substantially the equivalent economic terms in the form of our company's common stock and warrants, which they would have received in the Acrex Units. As a result, Acrex discharged its obligations under the private placements.

Upon completion of such transactions at June 24, 1999, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of Voice Mobility Inc. (43%), certain shareholders of Acrex (15%), and the investors in the Acrex private placement (32%)) held approximately 90% of the capital stock of our company, thereby constituting a recapitalization of Voice Mobility Inc. through the acquisition of Equity Capital.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $3.7 and $4.25 million to carry out our business plan in the next twelve months, and we may need to raise additional funds to:

- support our planned rapid growth and carry out our business plan,

- develop new or enhanced services and technologies,

- increase our marketing efforts,

- acquire complementary businesses or technologies,

- respond to regulatory requirements, and

- respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues will be negatively affected.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2002, we have incurred aggregate net losses of $33.6 million. Our loss from operations for the fiscal year ended December 31, 2002 was $3.8 million. We also incurred a loss from operations for each of the years ended December 31, 2001 and 2000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that revenues will increase, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent chartered accountants' report on the December 31, 2002 consolidated financial statements, which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depend to a significant degree on the proprietary technology. If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar software independently, we would not be able to compete as effectively. The measures we take to protect the proprietary technology and other intellectual property rights are currently based upon a combination of copyright, trade secret and trademark laws, but may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

We hold no patents on our proprietary technology and if we are unable to protect our proprietary technology, our ability to generate revenues and successfully continue our business operations would be negatively affected.

We do not have and do not intend to apply for patents on our products. We currently rely on copyright, trade secrets and trademark laws to protect our proprietary intellectual property. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection might be out of date by the time the patent were to be granted.

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

Substantially all of our assets, all of our directors and a majority of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and a majority of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

We are currently dependent on a limited number of customers and if we are unable to diversify our customer base and we lose one or more of these customers, then our revenues may decrease significantly.

Sales to one customer, Aliant, Inc. and its subsidiaries comprised 84% of our revenue in the year ended December 31, 2002 and 56% in the year ended December 31, 2001. Sales to three customers comprised 93% of revenues in the year ended December 31, 2000. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The market for unified messaging software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including Commworks, Comverse, Glenayre, Sema Oryx and others have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line which may provide a more comprehensive solution than our current solutions. Increased competition in the unified messaging industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

Rapid technological changes in our industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues.

The telecommunications industry is characterized by rapidly changing technology and evolving industry standards. We believe that our success will depend on our ability to continuously develop our products, to enhance our current products and to introduce them promptly into the market. We can make no assurance that our technology or systems will not become obsolete due to the introduction of alternative technologies. If we are unable to continue to develop and introduce new products to meet technology changes and changes in market demands, our business and operating results, including our ability to generate revenues, could be adversely affected.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

Our future growth and our ability to generate revenues may be materially and adversely affected by continued reductions in spending on telecommunications infrastructure by our customers.

A continued slowdown in capital spending by telecommunication service providers may affect our revenues more than we currently expect. Moreover, the significant slowdown in capital spending by telecommunication service providers has created uncertainty as to market demand for the type of products we produce. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results are expected to continue to be affected by the continued reductions in capital spending on telecommunications infrastructure by our customers.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board and the Toronto Stock Exchange. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telephony companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue our normal operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Our Articles of Incorporation and Bylaws and Nevada law contain provisions that could delay or prevent a change of control and could limit the market price of our common stock.

Our authorized capital stock consists of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To date, 1 share of Series A preferred stock has been designated and is issued and outstanding and, 666,667 shares of Series B preferred stock have been designated, of which 585,698 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities.

We understand that in 2003, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase-out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been finalized, and the BBX may provide for listing criteria which we do not meet. If the OTC Bulletin Board is phased-out and we do not meet the criteria established by the BBX, there may be no market on which our securities may be included. In that event, shareholders may have difficulty reselling any of the shares they own.

If we elect to pay fees to Innovatia in common stock then our shareholders will be subject to further, and maybe significant, dilution.

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142). The amount payable each quarter is the lesser of $143,685 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The quarterly amounts payable, if any, will be due on or before the first business day following the quarter end date. As of December 31, 2002, the total amount payable was $287,371 (CDN$453,356). We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination of cash and common shares. After December 31, 2004, we are required to pay any amount of the promissory note which remains unpaid through the issuance of our common shares. If all or a significant portion of these payments were made in shares of our common stock, this would result in substantial additional dilution in the future.

We are involved in a lawsuit with a former employee, which if decided against us may have a negative impact on our continuing operations.

On December 31, 2001, Budd Stewart, one of our former employees, commenced a lawsuit claiming $1,825,892. Although management believes there is no merit to this lawsuit, if the lawsuit is decided against us in the amounts claimed, it may have a negative impact on our continuing operations if we do not have sufficient capital at the time to pay any such amounts.

Item 2. Properties.

We lease an office facility located at Suite 100 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8, which is approximately 2,000 square feet in size, at a basic rate of $16,126 (CDN$25,441) per year plus expenses. This lease expires on March 31, 2005. This is where our principal execute offices are located.

We also lease an engineering facility located at 20 - 3318 Oak Street, Victoria, British Columbia, Canada, V8X 1R1, which is 8,784 square feet in size, at a basic rate of $69,456 (CDN$109,572) per year plus expenses. This lease expires on May 31, 2004.

We believe that our existing facilities are adequate for our needs through at least the end of 2003. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Item 3 Legal Proceedings.

On August 8, 2001, Sharon Ho commenced an action in the Superior Court of California against our company and its operating subsidiary to recover damages as a result of an alleged breach of contract which occurred prior to April 1, 1999. On October 10, 2001, we entered into an indemnification agreement with Robert Cashman, the former majority shareholder of Equity Capital Group, to indemnify us against any claims or liabilities that existed prior to the reverse acquisition by Voice Mobility Inc. of Equity Capital Group, including the claim by Sharon Ho. On October 10, 2001, we also entered into a settlement agreement with Robert Cashman, whereby he was to pay us $290,000 to cover the costs of a proposed settlement with Sharon Ho and additional related legal expenses. The $290,000 was to be paid in installments from October 10, 2001 to October 25, 2002. In addition to the indemnification and settlement agreements, we have also obtained a security agreement, a guaranty agreement and a stock pledge agreement to ensure that Mr. Cashman would make the required payments. On October 15, 2001, we executed a settlement agreement and mutual release with Ms. Ho. The settlement agreement required us to pay Ms. Ho $252,500 to be paid in installments from October 10, 2001 to October 1, 2002, which we paid in full as at September 30, 2002. On March 8, 2002, William Krebs, a shareholder and director of our company, agreed to indemnify our company against any losses that may be incurred by us on the collectibility of the amounts agreed to be paid by the former majority shareholder of Equity Capital Group. On September 16, 2002, Mr. Cashman filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court, Central District of California (Case No. SA02-16986 JR.) We took action under the pledge agreement and the security agreement and took possession of certain assets of Mr. Cashman. On January 27, 2003, we sold a portion of those assets and realized cash of approximately $53,000. We are still in the process of selling the assets that we took possession of from Mr. Cashman and we anticipate that we will realize further cash proceeds from the sale of those assets.

On August 24, 2001, Manschot Opportunity Fund, LP and Galladio Capital Management, BV commenced a lawsuit in the Superior Court of the State of California, County of Orange (Case No. 01CC10988) against our company, Funkart Holdings, Inc., Pioneer Growth Corporation, Robert L. Cashman and Greg Harrington. The lawsuit related to an alleged December 1998 agreement between Motorsports Promotions, Inc. and Funkart Holdings, Inc., during the time period prior to our reverse acquisition of Equity Capital Group, Inc. The plaintiffs alleged to be creditors of Motorsports Promotions, acquiring Motorsports' rights under the alleged agreement at a public sale conducted pursuant to the Uniform Commercial Code. The plaintiffs alleged that the defendant, Funkart Holdings, was a subsidiary of Equity Capital Group, but which was assigned to Pioneer Growth Corporation, a company unaffiliated with our company, as a result of the reverse acquisition. The plaintiff also alleged that during the period in question, our company was the alter-ego of defendant Cashman. The plaintiff also alleges breach of contract and breach of fiduciary duty and sought compensatory damages in excess of $1,325,000, prejudgment interest and punitive damages. On July 1, 2002, we settled all claims against our company for $25,000 and were fully released from all of the plaintiffs' claims.

On December 31, 2001, Budd Stewart, a former employee of our subsidiary, filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia (Vancouver Registry), alleging that his employment was terminated and that we breached the terms of stock option agreement. The relief sought by Mr. Stewart is damages under several causes of action for an aggregate of approximately $1,825,892. In our Statement of Defence, we deny that there was an existing employment agreement with Mr. Stewart and deny that we have breached the terms of any stock option agreement. We believe that there is no substantive merit to the claims made by Mr. Stewart and we intend to vigorously defend the action. In October 2002, the parties conducted examinations for discovery. A trial date has been scheduled for November, 2003.

Other than as set out above, to our knowledge we are not a party to any other litigation as at March 3, 2003. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock was listed and commenced trading on the OTC Bulletin Board on June 30, 1999 under the symbol "VMII", on the Frankfurt Stock Exchange on April 12, 2000 under the symbol "VMY" and on the Toronto Stock Exchange on July 16, 2001 under the symbol "VMY". Since June 30, 1999, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board and the Toronto Stock Exchange:

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (CDN$)	Low (CDN$)
December 31, 2002	$0.33	$0.12	December 31, 2002	$0.51	$0.17
September 30, 2002	$0.27	$0.07	September 30, 2002	$0.33	$0.10
June 30, 2002	$0.30	$0.14	June 30, 2002	$0.42	$0.20
March 31, 2002	$0.35	$0.13	March 31, 2002	$0.50	$0.25
December 31, 2001	$0.53	$0.20	December 31, 2001	$0.75	$0.35
September 30, 2001	$1.52	$0.32	September 30, 2001	$2.50	$0.60
June 30, 2001	$2.00	$1.29	June 30, 2001	$N/A	$N/A
March 31, 2001	$3.00	$1.91	March 31, 2001	$N/A	$N/A

(1) These prices were taken from Bloomberg L.P. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

(2) These prices were taken from Bloomberg L.P.

Our common shares are issued in registered form. Computershare Trust Company of Canada, 401 - 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3B9 (telephone: (604) 661-0271; facsimile (604) 685-3694) is the registrar and transfer agent for our common shares.

On March 3, 2003, the shareholders' list for our common stock showed 152 registered stockholders and 31,536,948 shares issued and outstanding. The closing sale price for our common stock on March 3, 2003, as reported on the OTC Bulletin Board, was $0.21. On March 3, 2003, there were 5,437,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding. These exchangeable shares are exchangeable, at no additional consideration, into shares of our common stock at any time.

Dividend Policy

During the year ended December 31, 2002, we paid cash dividends of $147,449 to the holders of our Series B preferred stock.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

The following sets forth certain information concerning securities which were sold or issued by us during the quarter ended December 31, 2002 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On December 30, 2002, we entered into two loan agreements with two shareholders whereby upon achieving certain milestones, we would receive an aggregate of $1,140,974 (CDN$1,800,000). The notes are repayable on the earlier of the date which is one year following the effective date of the notes, or when our cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,584,686 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,584,686 (CDN$2,500,000). The notes bear interest at a rate of 8% per annum, such interest which is payable quarterly. On December 30, 2002, we issued an aggregate of $190,162 (CDN$300,000) of Series B promissory notes to these two shareholders. The notes were issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 29, 2000, in a private placement transaction, we issued 666,667 units at $3.00 per unit for cash proceeds of $2,000,000. Each unit comprised one share of Series B non-voting convertible preferred stock and three quarter of a Class I warrant, entitling the holder to one share of common stock per warrant, exercisable at $1.75 at any time up to November 29, 2003. Each share of Series B preferred stock is convertible, at the option of the holder, into two shares of common stock and was to be automatically converted into common stock as of December 31, 2002. On December 5, 2002, the date of the automatic conversion of the Series B preferred stock was extended from December 31, 2002 to December 31, 2004. Holders of the Series B preferred stock are entitled to an annual dividend of $0.195 per share of Series B preferred stock. The dividends are not cumulative. To the extent that U.S. securities laws were applicable to the issuance, the issuance was made in an offshore transaction in reliance on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 28, 2002, we issued four Series A promissory notes to four shareholders in the aggregate amount of $428,891 (CDN$650,000) payable on the earlier of June 27, 2003, or if our revenues plus the net proceeds of any debt or equity financing exceed $1,584,686 (CDN$2,500,000), or if we complete a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,584,686 (CDN$2,500,000). The note bears interest at a rate of 8% per annum, such interest being payable quarterly and the note is subject to a repayment premium equal to 15% of the outstanding principal balance.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2002.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	6,267,276	$1.57	2,278,269
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1) The maximum number of options issuable under our stock option plan is 10,000,000, less 954,455 options that have been granted and exercised under the plan and less 500,000 options which the Toronto Stock Exchange made us take out of the plan in connection with a transaction with Alliant Inc. in December 2001.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five fiscal years ended December 31, 2002 is derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 of this annual report on Form 10-K. The statement of operations data and the balance sheet data are derived from our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States. All amounts in the table are in thousands, except per share amounts.

Statement of Operations(1)(2)
Fiscal Year Ended December 31
	2002	2001	2000	1999	1998
Sales	$700	$358	$275	$56	$119
Expenses:
Cost of sales	$63	$50	$86	$52	$75
Sales and marketing	$1,103	$2,238	$3,589	$1,191	$190
Research and development	$1,059	$4,618	$2,709	$2,250	$284
General and administrative and other	$2,258	$3,745	$3,542	$3,412	$501
Total expenses	$4,420	$10,651	$9,926	$6,905	$1,050
Net loss	($3,783)	($10,293)	($9,651)	($6,849)	($931)
Deemed dividend on Series B Preferred Stock	--	--	($1,451)	--	--
Dividends paid on preferred stock	$147	$57
Reduction of beneficial conversion feature on retraction of 80,969 Series B preferred stock	--	($110)	--	--	--
Net income (loss) attributable to common stockholders	($4,056)	($10,240)	($11,102)	($6,849)	($931)
Basic and diluted net loss per common share	($0.11)	($0.34)	($0.46)	($0.41)	($0.14)
Weighted average number of common stock and common stock equivalents outstanding used in basic and diluted per share calculation	35,406	30,068	24,031	16,904	6,600

Balance Sheet(1)(2)
Fiscal Year Ended December 31
	2002	2001	2000	1999	1998
Cash and Cash Equivalents	$98	$1,732	$603	$121	$37
Working Capital (deficiency)	($1,206)	$1,506	$1,634	($1,126)	($1,432)
Total assets	$1,314	$4,373	$4,665	$852	$279
Current liabilities	$1,784	$1,086	$1,103	$1,453	$1,577
Long Term Liabilities	$1,328	$1,576	--	--	--
Total Liabilities	$3,112	$2,662	$1,103	$1,453	$1,577
Total stockholders' equity (deficiency)	($1,798)	$1,711	$3,562	($602)	($1,298)

(1) See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

(2) Comparability of Results - The consolidated selected financial data set forth above is derived from the continuing financial statements of Voice Mobility Inc., a company incorporated under the laws of the Canada Business Corporation Act in 1993. Through a series of transactions in June 1999, Voice Mobility Inc. was recapitalized and acquired the net assets of Voice Mobility International, Inc. (formerly Equity Capital Group, Inc.), an inactive United States company whose common shares were quoted on the OTC Bulletin Board. The consolidated financial statements are a continuation of the financial statements of the accounting acquirer, Voice Mobility Inc.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operation.

OVERVIEW

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Voice Mobility International, Inc. is engaged in the development and sales and marketing of unified voice messaging software through its wholly-owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

During the years ended December 31, 2002 and 2001, we implemented a restructuring plan in an effort to reduce our expenses and monthly burn rate. The restructuring plan consisted primarily of a reduction in employees in all areas of our operations, a reduction in our office space from 5,000 s.f. to 2,000 s.f. (saving rent of $2,000 (CDN$3,000) per month) by relocating our offices to our new premises in Burnaby, British Columbia, a reduction in the size of our office space in Victoria, British Columbia by subleasing a portion of that space and by a significant reduction in the utilization of consultants.

Results of Operations for the fiscal years ended December 31, 2002 and December 31, 2001

Sales

Sales for the fiscal year ended December 31, 2002 were $699,937 compared to $358,191 for the fiscal year ended December 31, 2001, representing a 95% increase in sales. The increase in sales is attributed to the increase in the volume of goods sold (and not to increases in price) compared to the same period last year. Sales for the fiscal year ended December 31, 2002 included software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales for the fiscal year ended December 31, 2001 included software license sales, mailbox subscriptions, computer hardware and support services.

The increase in revenues was primarily attributable to $586,265 in sales of our software license to one customer, Aliant Inc. and its subsidiaries, which comprised 84% of revenues for the fiscal year ended December 31, 2002. In June 2002, we entered into a three year software license agreement with Aliant Telecom Inc. Aliant is the parent of Innovatia Inc., a shareholder of the company. The license agreement is a joint development agreement with Aliant involving voicemail replacement, product development and product deployment strategies to help us develop a first class carrier grade unified communication software product to be marketed to carriers worldwide. As part of the agreement, Aliant paid us $0.7 million (CDN$1.125 million) as an initial payment which we received in August 2002. For the fiscal year ended December 31, 2002, we recognized as revenue $461,379 (CDN$724,504) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized as revenue when future product and services are delivered.

In April 2000, we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communications software. The $250,000 was deferred and is being recognized as revenue ratably over the term of the agreement. For the fiscal year ended December 31, 2002 and 2001, we recognized as revenue $83,333 of the deferred amount.

Cost of sales

Cost of sales were $62,818 and $49,999 for the fiscal years ended December 31, 2002 and 2001 respectively, representing a 26% increase in costs of sales during 2002. Cost of sales for the fiscal year ended December 31, 2002 is comprised of the royalty costs, any applicable selling commissions, language translation costs and amortization of the telephony hardware, software licenses, and installation costs of previous versions of our product at existing customer locations. Cost of sales for the fiscal year ended December 31, 2001 is comprised of telephony hardware and the amortization of the telephony hardware, software licenses, and installation costs of previous versions of our product at existing customer locations (which used to be sold as a complete product including hardware and software).

The increase in cost of sales was primarily attributable to $44,585 in royalty costs related to sales of our software license to one customer for the fiscal year ended December 31, 2002.

Cost of sales as a percentage of revenue has decreased steadily from 31.5%, 14% and 9.0% for the years ended December 31, 2000, 2001 and 2002 respectively. The decrease in the cost of sales as a percentage of sales is attributed to the increase of sales of software licenses that have high margins versus sales of previous versions of our product (which used to be sold as a complete product including hardware and software) that have low margins. Since 1999, we have evolved our sales model from a systems centric focus which involves the sale of complete hardware and software systems that requires a significant capital commitment to a software centric focus which involves the sale of primary software only.

Operating Expenses

Total operating costs for the year ended December 31, 2002 were $4,419,528 compared to $10,479,827 for the previous year. The decrease in total costs of $6,060,299, or 58%, was primarily attributable to the continued implementation of our restructuring plan to conserve cash and to reduce our monthly cash burn rate. The plan resulted in a significant reduction in costs and the reduction in personnel was the primary method used to reduce our operating costs. For the fiscal year ended December 31, 2002, an aggregate of 27 employees were laid off which resulted in a net aggregate monthly savings of approximately $87,000. The total cost of the restructuring plan for the fiscal year ended December 31, 2002 was $68,000.

Sales & Marketing

Our sales and marketing costs consists primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $1,103,112 and $2,237,563 for the fiscal years ended December 31, 2002 and December 31, 2001 respectively representing a decrease of 51% in sales and marketing costs.

The decrease of $1,134,451 in sales and marketing expense between the fiscal years ended December 31, 2002 and 2001 is a result of a decrease in sales and marketing personnel, advertising and promotions, travel, consulting fees, and general sales and marketing expenses. The primary reason for the decrease in costs is a result of a significant cost reduction plan. We decreased personnel in our sales and marketing department by 12 persons between April 1, 2001 and December 31, 2002.

Research and Development

Our research and development costs were $1,058,643 and $4,618,284 for the fiscal years ended December 31, 2002 and 2001 respectively representing a decrease of 77% in research and development costs. These costs reflect employee stock option compensation cost of $21,766 and $257,934 for the fiscal years ended December 31, 2002 and 2001 respectively.

The decrease of $3,323,473 (exclusive of stock based compensation) between the fiscal years ended December 31, 2002 and 2001 is primarily a result of a decrease in research and development costs, personnel costs, leased office space and utility costs, data and voice transmission costs and general research and development costs.

For the fiscal year ended December 31, 2001, we incurred $1,707,989 of research and development expenses as a result of the February 27, 2001 agreement with Innovatia Inc., a wholly-owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. For the fiscal year ended December 31, 2002, no such expense was incurred.

The primary reason for the remaining decrease in costs of $1,614,484 is a result of a significant cost reduction plan. We have decreased personnel in our research and development department by 19 developers between April 1, 2001 and December 31, 2002.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $2,257,773 and $3,623,980 for the fiscal years ended December 31, 2002 and 2001 respectively representing a 38% decrease in our general and administrative costs. These costs reflect employee stock option compensation cost of $nil and $45,633 for the fiscal years ended December 31, 2002 and 2001 respectively. A further $nil and $125,250 of stock options compensation cost were recorded for the fiscal years ended December 31, 2002 and 2001 respectively for stock option grants awarded to non-employees in exchange for consulting services.

The decrease of $1,195,324 (exclusive of stock based compensation) in general and administrative costs between the fiscal years ended December 31, 2002 and 2001, is primarily a result of a decrease in personnel costs, professional and legal costs. In 2001, we filed a registration statement with the SEC and a prospectus with Canadian regulatory authorities, which resulted in professional fees and legal costs of approximately $300,000. The remaining decrease in general and administrative costs are a result of decreases in personnel in our administrative department by five(5), the related costs and our reduced usage of consultants.

Interest Income

Interest income was $7,134 and $160,095 for the fiscal years ended December 31, 2002 and 2001 respectively. For the fiscal year ended December 31, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from December 31, 2001 to December 31, 2002.

Interest Expense

Our interest expense was $133,434 and $281,017 for the fiscal years ended December 31, 2002 and 2001 respectively. Our interest expense is primarily related to short-term debt and decreased in fiscal 2002 due to the lower overall cost of our financing in 2002.

Income Taxes

At December 31, 2002, we have $5,459,000 United States tax net operating losses that expire in the years 2019 through to 2022. As at December 31, 2002 we have Canadian tax net operating losses of approximately $14,631,000 that will expire in the years 2002 through 2009. Non-capital losses of our Canadian operating subsidiary Voice Mobility Inc., are restricted by Canadian Income Tax law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2002 and 2001 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Net Loss

Our net loss was $3,908,709 and $10,292,557 for the fiscal years ended December 31, 2002 and 2001 respectively. The primary reason for the decrease in net loss is due to the implementation of our restructuring plan that involved the reduction in personnel between May 2001 to December 2002 of 34 employees and their related costs.

Results of Operations for the fiscal years ended December 31, 2001 compared to December 31, 2000

Sales

Sales for the fiscal year ended December 31, 2001 were $358,191 compared to $275,190 for the fiscal year ended December 31, 2000 representing an increase of 30% in sales. The increase in sales is attributable to the increase in the volume of goods sold (and not to increases in price) compared to the same period last year. Sales for the fiscal year ended December 31, 2001 included software license sales, mailbox subscriptions, computer hardware and support services of which $189,801 represented sales to NBTel. The increase to sales is attributed to the increase in the volume of goods sold compared to the same period last year. Sales for the fiscal year ended December 31, 2000 included recognition of deferred revenue from 1999, sale of third party computer hardware and software, server installation and setup charges, and software license revenue.

In April 2000, we entered into a three year license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our unified communication software. The $250,000 was deferred and is being recognized as revenues ratably over the term of the agreement. For the fiscal year ended December 31, 2001 and 2000, we have recognized as revenues $83,333 and $62,500 respectively of the deferred amount.

Cost of sales

Cost of sales were $49,999 and $86,498 for the fiscal years ended December 31, 2001 and 2000 respectively, representing a 42% decrease. Cost of sales for the fiscal year ended December 31, 2001 is comprised of commissions on software license sales, telephony hardware, amortization of the telephony hardware and third party software, installation costs of our unified communications product at existing customer locations. Cost of sales for the fiscal year ended December 31, 2000 is comprised of third party software licenses, telephony hardware, data and voice transmission costs, and installation costs.

Operating Expenses

Total operating costs for the year ended December 31, 2001 were $10,479,827 compared to $9,936,718 for the previous year. The increase in the total costs of $543,109 was primarily attributable to the acceleration in the development process resulting in two new versions of our enhanced messaging software. In 2001, we incurred costs related to an agreement with Innovatia to develop an enhanced messaging produce for telecommunication carriers. This resulted in an incremental increase in costs of $1.7 million, compared to 2000. In fiscal 2001, an aggregate of 30 employees were laid off which resulted in a net aggregate monthly savings of approximately $107,000. The total cost of the restructuring plan in fiscal 2001 was $133,000.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $2,237,563 and $3,588,642 for the fiscal years ended December 31, 2001 and 2000 respectively representing a decrease of 38% in sales and marketing costs. These costs reflect employee stock option compensation cost of $nil and $1,178,996 for the fiscal years ended December 31, 2001 and 2000 respectively.

The decrease of $172,083 (exclusive of stock based compensation) in sales and marketing expense between the fiscal years ended December 31, 2001 and 2000, is primarily a result of a decrease in the number of sales and marketing personnel, consulting fees, and corresponding decrease in advertising and promotions, general sales and marketing expenses.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Research and development costs were $4,618,284 and $2,709,048 for the fiscal years ended December 31, 2001 and 2000 respectively, representing an increase of 70% in our research and development costs. These costs reflect employee stock option compensation cost of $257,934 and $964,673 for the fiscal years ended December 31, 2001 and 2000 respectively.

The incremental increase of $2,615,975 (exclusive of stock based compensation) in research and development expense between the fiscal years ended December 31, 2001 and 2000, is a primarily a result of expenses incurred to develop a carrier-classified unified communications product and acceleration in the development process for two new versions of our unified communications product.

Of the incremental increase of $2,615,975, $1,707,989 was incurred under an agreement with Innovatia Inc., a wholly-owned subsidiary of Aliant Inc., to develop a carrier-classified unified communications product. The intent of the development agreement is that the resulting product will become Aliant's primary hosted messaging solution for business and residential customers.

The primary reason for the remaining increase in costs of $907,986 is a result of acceleration in the development process resulting in two new versions of our unified communications product.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. Total general and administrative costs were $3,623,980 and $3,639,028 for the fiscal years ended December 31, 2001 and 2000 respectively, representing a decrease of 0.004% in general and administrative costs. These costs reflect employee stock option compensation cost of $45,633 and $162,089 for the fiscal years ended December 31, 2001 and 2000 respectively. A further $125,250 and $880,500 of stock option compensation costs were recorded for the fiscal years ended December 31, 2001 and 2000 respectively for stock option grants awarded to non-employees in exchange for consulting services.

The incremental increase of $856,658 (exclusive of stock based compensation) in general and administrative costs between the fiscal years ended December 31, 2001 and 2000, is primarily a result of an increase in legal fees and accounting fees of $409,208. Legal fees during the period incurred related to regulatory and registration filings. Consulting fees during the period increased $194,323. The primary reason for the remaining increase in costs of $253,127 is a result of depreciation and amortization, insurance, office and telecommunication that is due to the increase in headcount in 2001 compared to the same period last year. We anticipate that general and administrative costs will continue to grow in the foreseeable future as we implement our market growth strategies.

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

Net Loss

Our net loss was $10,292,557 and $9,650,947 for the fiscal years ended December 31, 2001 and 2000 respectively. The primary reason for the increase in net loss was an increase in research and development expenses incurred to develop a carrier-classified unified communications product and acceleration in the development process for two new versions of our unified communications product.

Liquidity and Capital Resources

As of December 31, 2002, we had $97,996 in cash and cash equivalents and a working capital deficiency of $1,206,304.

Operating Activities

Our operating activities resulted in net cash outflows of $2.6 million for the fiscal year ended December 31, 2002. Operating activities resulted in net cash outflows of $7.6 million and $5.5 million respectively for the years ended December 31, 2001 and 2000. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $5,043 for the fiscal year ended December 31, 2002. Investing activities resulted in net cash outflows of $0.9 million and $1.9 million respectively for the years ended December 31, 2001 and 2000. The investing activities in fiscal 2001 and 2000 consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our growing employee headcount during those periods, and our research and development needs including test equipment. At December 31, 2002, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $926,533 for the fiscal year ended December 31, 2002.

On June 28, 2002, we received $428,891 (CDN$650,000) from the issuance of promissory notes bearing interest at 8% per annum payable quarterly plus a repayment premium of 15%, if we repay the notes at any time prior to maturity. The notes are repayable on the earlier of June 27, 2003 or when our net revenues plus any proceeds we receive from any financing exceed $1,584,686 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation or other reorganization the result of which the successor corporation has working capital of more than $1,584,686 (CDN$2,500,000). The proceeds from the promissory notes were applied towards working capital purposes.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

On December 30, 2002, we entered into two loan subscription agreements with two shareholders whereby if we achieve certain milestones, we would receive an aggregate of $1,140,974 (CDN$1,800,000). In December 2002, we received $190,162 (CDN$300,000) as the first series of proceeds from the loan subscription agreement. The proceeds from the promissory notes were applied towards working capital purposes. Subsequent to the year ended December 31, 2002, in January 2003 and February 2003, we received the next two series of proceeds of $190,162 (CDN$300,000) each. These proceeds from the promissory notes were applied toward working capital purposes. We expect to receive the remaining series of proceeds of CDN$300,000 each in March 2003, April 2003 and May 2003.

Financing activities resulted in net cash inflows of $9,730,855 for the fiscal year ended December 31, 2001.

In July 2001, we received $7.7 million (CDN$10.85 million) from the release of funds from escrow pursuant to our April 2001 special warrant financing. These proceeds were held in escrow pending approval of the listing of our common shares on The Toronto Stock Exchange which approval for listing was obtained on July 16, 2001. In the special warrant financing, we completed an offering of 6,500,000 special warrants at a price of $1.29 (CDN$2.00) per special warrant for aggregate gross proceeds of $8.4 million (CDN$13 million). Agents' fee and expenses were $0.7 million (CDN$1.01 million) resulting in net proceeds to us of $7.7 million (CDN$11.99 million). Two instalments totalling $0.7 million (CDN$1.14 million) were received in April 2001 and May 2001.

Aliant Transactions

In February 2001, we entered into a three year development agreement with Innovatia Inc., a shareholder and a wholly-owned subsidiary of Aliant Inc. The agreement is to develop a carrier-classified unified communications product that will become Aliant's primary hosted messaging solution for business and residential customers. In consideration of the services provided, we had originally agreed to pay quarterly fees based directly on the value of the work performed beginning February 2001. On December 28, 2001, we agreed to settle the value of the services provided to date by Innovatia of $1.7 million in the form of a promissory note bearing interest at prime plus 1%. The promissory note is repayable in 11 quarterly payments over the term commencing July 2002. We have the option to elect to settle some or all of the amounts owing in cash or common shares. On December 28, 2001, we issued 500,000 common shares to Innovatia at a market price of $0.26 per share as partial payment of the promissory note. At our Annual General Meeting held on June 13, 2002, shareholders approved the issuance of up to 2,000,000 shares of common stock to Innovatia Inc. as payment against the promissory note.

On March 4, 2002, we renegotiated the remaining term of the February 2001 development agreement with Innovatia. The term of the revised agreement is for the period January 1, 2002 to December 31, 2003. Innovatia will continue to provide the originally agreed services, however, in consideration of the services provided, we have agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross revenue received from the sale of our products globally within the quarter. On November 26, 2002, Innovatia terminated the development agreement. The royalty payments will continue for six months after the termination date.

In June 2002, we entered into a three-year software license agreement with Aliant Telecom Inc. Aliant is the parent of Innovatia Inc., a shareholder of the company. The license agreement is a joint development agreement with Aliant involving voicemail replacement, product development and product deployment strategies to help us develop a first class carrier grade unified communication software product to be marketed to carriers worldwide. As part of the agreement, Aliant paid us $0.7 million (CDN$1.125 million) as an initial payment which we received in August 2002. For the fiscal year ended December 31, 2002, we recognized as revenue $461,379 (CDN$724,504) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized as revenue when future product and services are delivered. At this time, we are unable to accurately predict when delivery will be made to Aliant because the timing of the delivery of services by us is based on extrinsic factors such as regulatory approval from the Canadian Radio Television and Telecommunications Commission, Aliant's customer demands, delivery and development costs, timing of development cycles, third party deliverables and deployment plans for class of services based on Aliant's customer segmentation. Revenue from the Aliant contract currently is material to the Company's overall business and financial condition.

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate significant revenues from Tier I telecommunications providers in 2003 generated through the replacement of legacy voice mail systems. Our contract with Aliant, a Tier I telecommunications provider, provided us with $0.7 million (CDN$1.125 million) as an initial payment to be applied towards the deployment of mailboxes.

International Sales

In fiscal 2002, sales in international markets, outside of the United States, consisted of sales in Canada and comprised 98% of our total sales. In fiscal 2001, sales in international markets, outside of the United States, consisted of sales in Canada and comprised 88% of our total sales. Sales in Canada in fiscal 2002 comprised 98% of total sales and in fiscal 2001 comprised 84% of total sales. Sales in Canada primarily consisted of sales to Aliant Inc. and its subsidiaries.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on when telecommunication companies will replace their legacy voicemail systems and implement new technology, like our enhanced messaging software. We cannot predict when telecommunication companies will adopt such technology and this causes some uncertainty with respect to the growth of and our ability to generate ongoing revenues.

The current general downturn in the telecommunications industry may be causing some telecommunications companies to delay making any capital expenditures in connection with replacing their legacy voicemail systems. If telecommunication companies delay their capital expenditures, then the growth of our revenues could also be delayed.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception which are likely to continue for the foreseeable future. Even if we were to receive additional revenues beyond the revenues which we expect will be generated from our contract with Aliant we anticipate that we will have negative cash flows during the year ended December 31, 2003. Management projects that we will require an additional $3.7 to $4.25 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Sales and Marketing	$700,000 - $800,000
General and Administrative	$800,000 - $900,000
Research and Development	$750,000 - $850,000
Capital Expenditures	$50,000 - $100,000
Working capital	$400,000 - $500,000
Debt
Repayment of promissory notes plus interest	$1,000,000 - $1,100,000
Total	$3,700,000 - $4,250,000

As at December 31, 2002, we had a working capital deficiency of $1,206,304. On December 30, 2002, we arranged a debt financing in the form of the Series B promissory notes whereby we have available to us, subject to meeting certain milestones, $1,140,974 (CDN$1,800,000) which we feel will fund operations through to the end of June, 2003. We anticipate that we will have to raise additional cash beyond the Series B promissory notes of a minimum of $1.0 million no later than June 30, 2003, to provide us with approximately $800,000 in working capital to continue our normal operations. If we raise less than our targeted amount by that date, we will attempt to negotiate alternate repayment plans on both the Series A and Series B promissory notes currently outstanding.

We plan to raise the capital required to meet these immediate short-term needs, and additional capital required to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2002, our independent chartered accountants included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our operating results and financial position.

Revenue Recognition

Revenues are derived from sales of software licenses, hardware and maintenance and training services. We sell software licenses with maintenance and training services, hardware on a stand-alone basis and bundled arrangements including software, hardware and maintenance and training services. We generally license our software to customers for an indefinite period of time.

We recognize revenue in accordance with Statement of Position SOP 97-2 "Software Revenue Recognition" and Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements".

SOP 97-2 requires that the total arrangement fee from software arrangements that include rights to multiple software products, post contract customer support and/or other services be allocated to each element of the arrangement based on their relative fair values. Under SOP 97-2, the determination of fair value is based on vendor specific objective evidence.

Software revenue is recognized under SOP 97-2. when persuasive evidence of an arrangement exists, when all elements essential to the functionality of the software including installation and training are delivered in accordance with the terms and conditions of the customer contracts, when the fee is fixed or determinable, and when collection is reasonably assured. Fees are considered fixed or determinable if the contracts are similar to others for which we have a standard business practice and a history of successful collection under the original payment terms.

For software arrangements involving multiple elements, we allocate revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately. Our product and services are generally sold as part of a contract involving software, hardware, maintenance and training. Vendor specific objective evidence is used to determine the relative fair values of these various elements in each of the contracts.

Revenue for hardware sold separately is recognized under Staff Accounting Bulletin 101. Hardware revenue, net of trade discounts is recognized upon shipment or when all elements essential to functionality are complete and when all significant contractual obligations have been satisfied and collection is reasonably assured. When contracts contain specific contingencies, we defer revenue recognition until such time as the contingencies are resolved.

Revenues from maintenance are recognized ratably over the term of the arrangement, generally one year, and revenues from training are generally recognized as the services are performed.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in note 12(d) to our audited consolidated financial statements for the year ended December 31, 2002. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with SFAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could impact our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities.

We may face foreign currency exchange risk because we expect that the majority of our revenues will be denominated in U.S. dollars in the future and a majority of our operating costs are incurred in Canadian dollars. The fluctuations in the foreign exchange rate between the U.S. and Canadian currency will result in fluctuations in our annual and quarterly results. Management does not expect that it will employ the use of foreign currency derivative financial instruments that would allow the reduction in our exposure to exchange rate movements.

In the event we have a surplus of cash on hand at any time, we will invest such cash in a short-term investment portfolio consisting of term deposits with an average maturity of less than 90 days. These short-term investments are subject to interest rate risk and we manage this risk by maintaining sufficient cash balances such that we are typically able to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
Fiscal 2002(3)	1st Quarter Fiscal 2002	2nd Quarter Fiscal 2002	3rd Quarter Fiscal 2002	4th Quarter Fiscal 2002	Fiscal 2002
Sales	$169,489	$23,842	$477,007	$29,599	$699,937
Gross Profit	$155,178	$23,712	$428,630	$29,599	$637,119
Net Loss	$(1,042,994)	$(1,204,783)	$(592,938)	$(1,067,994)	$(3,908,709)
Basic and diluted Loss per shares	$(0.03)	$(0.04)	$(0.02)	$(0.02)	$(0.11)

Fiscal 2001(3)	1st Quarter Fiscal 2001	2nd Quarter Fiscal 2001	3rd Quarter Fiscal 2001(1)(2)	4th Quarter Fiscal 2001	Fiscal 2001
Sales	$43,948	$33,886	$38,621	$241,383	$358,191
Gross Profit	$40,411	$29,063	$21,313	$217,405	$308,192
Net Loss	$(2,970,096)	$(3,196,706)	$(2,780,872)	$(1,344,883)	$(10,292,557)
Basic and diluted Loss per share	$(0.11)	$(0.12)	$(0.09)	$(0.02)	$(0.34)

(1) Sales for the three-month period ended September 30, 2001, previously reported as $388,621 on our Form 10Q filed on November 13, 2001 have been adjusted to $38,621 resulting from an error correction to reduce revenue by $350,000.

(2) Cost of sales for the three-month period ended September 30, 2001, previously reported as $99,558 on our Form 10-Q filed on November 13, 2001 have been adjusted to $17,308 resulting from an error correction to reduce revenue by $350,000. The reduction in cost of sales reflects the reduction in commissions expense due to the reduction in revenue. The commission is payable only if the $350,000 in cash is received.

(3) As a result of year-end adjustments, certain amounts for prior periods have been reclassified to conform to the current presentations.

Financial Statements filed as part of this Annual Report on Form 10-K

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Independent Chartered Accountants' Report.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

Voice Mobility International, Inc.

December 31, 2002 and 2001

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of

Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Voice Mobility International, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring net losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,

March 7, 2003. Chartered Accountants

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Nature of Business and Basis of Presentation]

As at December 31	(expressed in U.S. dollars)

	2002 $	2001 $

ASSETS
Current
Cash and cash equivalents	97,996	1,732,200
Accounts receivable [net of allowance for doubtful debts: 2002 - $16,238; 2001 - $26,014] [note 4]	-	222,268
Other receivables	19,429	266,881
Note receivable [note 3]	254,833	270,000
Deferred finance costs [notes 7 and 8]	59,426	-
Deferred contract costs	77,556	-
Prepaid expenses	68,467	100,850

Total current assets	577,707	2,592,199
Property and equipment, net [note 6]	736,549	1,780,935

	1,314,256	4,373,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	266,442	445,936
Accrued liabilities	183,206	94,562
Employee related payables	47,508	182,154
Deferred revenue	302,311	158,584
Note payable [note 3]	-	205,000
Series A promissory notes payable [note 7]	473,821	-
Series B promissory notes payable [note 8]	218,728	-
Current portion of promissory note payable [note 9]	291,995	-
Total current liabilities	1,784,011	1,086,236

Promissory note payable [note 9]	1,328,408	1,575,930

Total liabilities	3,112,419	2,662,166

Commitments and contingencies [note 15]

Stockholders' equity (deficiency) [note 12]
Common stock, $0.001 par value, authorized 100,000,000, 31,536,948 outstanding [2001 - 27,648,782]	31,537	27,649
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Series B Preferred stock, 585,698 outstanding	586	586
Additional paid-in capital	31,847,387	31,323,354
Accumulated deficit	(33,619,962)	(29,563,804)
Other accumulated comprehensive income	(57,712)	(76,818)

Total stockholders' equity (deficiency)	(1,798,163)	1,710,968

	1,314,256	4,373,134

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in U.S. dollars)

	2002 $	2001 $	2000 $

Sales [note 5]	699,937	358,191	275,190
Cost of sales [note 10]	62,818	49,999	86,498

Gross profit	637,119	308,192	188,692

Operating expenses
Sales and marketing [note 12[d]]	1,103,112	2,237,563	3,588,642
Research and development [note 12[d]]	1,058,643	4,618,284	2,709,048
General and administrative [note 12[d]]	2,257,773	3,623,980	3,639,028

	4,419,528	10,479,827	9,936,718

Loss from operations	3,782,409	10,171,635	9,748,026
Interest income	(7,134)	(160,095)	(113,490)
Interest expense	133,434	281,017	16,411

Net loss	3,908,709	10,292,557	9,650,947
Foreign currency translation (gains) losses	(19,106)	69,989	42,331

Comprehensive loss	3,889,603	10,362,546	9,693,278

Earnings (loss) per share [note 11]
Basic and diluted loss per share	(0.11)	(0.34)	(0.46)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Year ended December 31	(expressed in U.S. dollars)
	Common Stock		Stock to be Issued		Series A Preferred Stock		Series B Preferred Stock
	Number of Shares #	Amount $	Number of Shares #	Amount $	Number of Shares #	Amount $	Number of Shares #	Amount $	Additional Paid-in Capital $	Accumulated Defecit $	Other Accumulated Comprehensive Loss

Balance December 31, 1999	10,959,426	10,960	3,250,901	3,251	1	1	-	-	7,570,427	(8,221,746)	35,502	(601,605)
Stock subscriptions received pursuant to stock subscriptions from Acrex Ventures Ltd.	90,901	91	(90,901)	(91)	-	-	-	-	43,333	-	-	43,333
Common stock issued pursuant to private placements, net of share issue costs of $75,000	3,050,000	3,050	-	-	-	-	-	-	7,238,950	-	-	7,242,000
Common stock issued pursuant to exercise of common stock warrants	5,594,000	5,594	(3,160,000)	(3,160)	-	-	-	-	951,084	-	-	953,518
Common stock issued pursuant to exercise of stock options	506,955	507	-	-	-	-	-	-	430,992	-	-	431,499
Preferred stock and detachable warrants issued pursuant to private placement	-	-	-	-	-	-	666,667	667	1,999,333	-	-	2,000,000
Beneficial conversion feature and deemed dividend on preferred stock	-	-	-	-	-	-	-	-	1,451,000	(1,451,000)	-	-
Stock based compensation	-	-	-	-	-	-	-	-	3,186,258	-	-	3,186,258
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(42,331)	(42,331)
Net loss	-	-	-	-	-	-	-		-	(9,650,947)	-	(9,650,947)

Balance, December 31, 2000	20,201,282	20,202	-	-	1	1	666,667	667	22,871,377	(19,323,693)	(6,829)	3,561,725
Common stock issued pursuant to special warrants	6,500,000	6,500	-	-	-	-	-	-	7,643,334	-	-	7,649,834
Common stock issued on settlement of amounts due to Innovatia Inc.	500,000	500	-	-	-	-	-	-	131,559	-	-	132,059
Common stock issued pursuant to exercise of stock options	447,500	447	-	-	-	-	-	-	405,178	-	-	405,625
Warrants issued pursuant to promissory notes	-	-	-	-	-	-	-	-	226,967	-	-	226,967
Series B preferred stock retraction	-	-	-	-	-	-	(80,969)	(81)	(352,378)	109,552	-	(242,907)
Dividends paid on preferred stock	-	-	-	-	-	-	-	-	-	(57,106)	-	(57,106)
Repurchase of vested stock options	-	-	-	-	-	-	-	-	(31,500)	-	-	(31,500)
Stock based compensation	-	-	-	-	-	-	-	-	428,817	-	-	428,817
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(69,989)	(69,989)
Net loss	-	-	-	-	-	-	-	-	-	(10,292,557)	-	(10,292,557)

Balance, December 31, 2001	27,648,782	27,649	-	-	1	1	585,698	586	31,323,354	(29,563,804)	(76,818)	1,710,968
Common stock issued pursuant to private placements	2,725,666	2,726	-	-	-	-	-	-	503,429	-	-	506,155
Common stock issued on exchange of exchangeable shares	1,162,500	1,162	-	-	-	-	-	-	(1,162)	-		-
Dividends paid on preferred stock	-	-	-	-	-	-	-	-	-	(147,449)	-	(147,449)
Stock based compensation	-	-	-	-	-	-	-	-	21,766	-	-	21,766
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	19,106	19,106
Net loss	-	-	-	-	-	-	-	-	-	(3,908,709)	-	(3,908,709)

Balance, December 31, 2002	31,536,948	31,537	-	-	1	1	585,698	586	31,847,387	(33,619,962)	(57,712)	(1,798,163)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in U.S. dollars)

	2002 $	2001 $	2000 $

OPERATING ACTIVITIES
Net loss	(3,908,709)	(10,292,557)	(9,650,947)
Non-cash items included in net loss
Amortization	1,016,750	909,746	545,988
Amortization of deferred finance costs	31,062	-	-
Promissory note payable issued for services	-	1,707,989	-
Stock based compensation	21,766	428,817	3,186,258
Loss on disposal of property and equipment	38,741	5,391	-

	(2,800,390)	(7,240,614)	(5,918,701)
Net change in operating assets and liabilities [note 16]	245,380	(368,451)	439,138

Cash used in operating activities	(2,555,010)	(7,609,065)	(5,479,563)

INVESTING ACTIVITIES
Purchase of property and equipment	(55,077)	(955,808)	(1,857,636)
Proceeds on sale of property and equipment	50,034	7,998	-

Cash used in investing activities	(5,043)	(947,810)	(1,857,636)

FINANCING ACTIVITIES
Proceeds from Series A promissory notes payable	428,891	-	-
Proceeds from Series B promissory notes payable	190,162	-	-
Proceeds on promissory notes payable and warrants	-	1,404,214	-
Repayment of promissory notes payable	(51,226)	(1,397,305)	(624,360)
Proceeds from issuance of common stock	506,155	-	7,102,033
Proceeds from issuance of special warrants, net
of financing costs	-	7,649,834	-
Proceeds from release of preferred stock from escrow	-	1,757,093	-
Dividends paid on preferred stock	(147,449)	(57,106)	-
Proceeds on exercise of stock options	-	405,625	431,499
Repurchase of vested stock options	-	(31,500)	-
Proceeds on exercise of warrants	-	-	953,518

Cash provided by financing activities	926,533	9,730,855	7,862,690

Effect of foreign currency on cash	(684)	(44,307)	(43,676)

Increase in cash and cash equivalents	(1,634,204)	1,129,673	481,815
Cash and cash equivalents, beginning of year	1,732,200	602,527	120,712

Cash and cash equivalents, end of year	97,996	1,732,200	602,527

See accompanying notes

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Voice Mobility International, Inc., (the 'Company') is a Nevada corporation engaged in the development and sales and marketing of enhanced messaging software. The Company's enhanced messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company's principal geographic markets include North America, Europe and Asia.

Basis of presentation

The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $3,908,709 for the year ended December 31, 2002 [2001 - $10,292,557; 2000 - $9,650,947] and has a working capital deficiency of $1,206,304 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financings. On December 30, 2002, the Company entered into loan subscription agreements with two shareholders for maximum loan advances of $1,140,974 (Cdn$1,800,000) subject to certain dates and achieving certain revenue milestones. As at March 7, 2003, $570,487 (Cdn$900,000) had been received in accordance with the terms of the agreements and the remaining loan advances are subject to revenue milestones for the period April 30, 2003 to June 30, 2003. Management plans to continue to seek other sources of financing on favorable terms, however, there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. Management expects revenues to increase in 2003 from the increased deployment of the unified communications software product which will afford the Company the ability to fund its daily operations and service its debt obligations. There are no assurances that the Company will be successful in achieving these goals.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

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

Revenue recognition

Revenues are derived from sales of indefinite life software licenses, hardware, maintenance and training services. The Company has sold software licenses and hardware on a stand-alone basis, however, the Company generally sells its products and services in multiple element software arrangements.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

Revenue from software and multiple element software arrangements including software, maintenance and training services are recognized under SOP 97-2. Revenue is recognized when persuasive evidence of an arrangement exists, when the products and services have been delivered in accordance with the terms and conditions of the customer contracts, when the fee is fixed or determinable, and when collection is reasonably assured. Fees are considered fixed or determinable if the contracts are similar to others for which the Company has a standard business practice and a history of successful collection under the original payment terms.

For software arrangements involving multiple elements, the Company allocates revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately.

Revenue for hardware sold separately is recognized under SAB 101. Hardware revenue is recognized upon delivery provided all significant contractual obligations have been satisfied and collection is reasonably assured.

Revenues from maintenance are recognized ratably over the term of the arrangement, generally one year, and revenues from training are recognized as the services are performed.

Foreign currency

These consolidated financial statements have been presented in United States dollars. The functional currency of the Company is the Canadian dollar. Accordingly, all assets and liabilities of the Company, which are denominated in foreign currencies, are translated at the year end exchange rate and revenues and expenses are translated using a weighted average exchange rate for the applicable period. Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive loss.

Monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the exchange rates prevailing on the respective transaction dates. Gains and losses on foreign currency transactions are reflected in the consolidated statements of operations.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Financial instruments

The Company's financial instruments consists of cash and cash equivalents, accounts receivable, other receivables, note receivable, accounts payable, employee related payables, note payable and promissory notes payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of ninety days or less and are recorded at amortized cost.

Property and equipment

Property and equipment are carried at cost. Amortization is provided using the straight line method over the assets estimated useful lives as follows:

Computer equipment	3 years
Computer equipment for customer use	Term of contract
Computer software	2 years
Office equipment and furniture	5 years
Leasehold improvements	Term of the lease

Software development costs

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized and amortized on a product by product basis.

Advertising

Advertising costs are expensed in the period incurred. Advertising expense for the year ended December 31, 2002 was $8,000 [2001 - $162,000; 2000 - $355,000].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). The pro-forma disclosure of stock based compensation is included in Note 12[d].

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

Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Other accumulated comprehensive loss consists only of accumulated foreign currency translation adjustments for all years presented.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

3. NOTES RECEIVABLE AND PAYABLE

On August 8, 2001, a plaintiff commenced an action in the Superior Court of California against the Company and the predecessor corporation, Equity Capital Group, Inc. ("ECG"), to recover damages as a result of an alleged breach of contract. On October 15, 2001, a settlement agreement and mutual release was signed between the Company and the above noted plaintiff. The settlement agreement required payments owing to the plaintiff by the Company in the sum of $252,500 to be paid in set installments from October 10, 2001 to October 1, 2002. The Company paid the installments in full in accordance with the settlement agreement.

Prior to signing the plaintiff settlement agreement, the Company signed an indemnification agreement on October 10, 2001 with the former majority shareholder of ECG to indemnify the Company against this claim and any other claims or liabilities that existed prior to the reverse acquisition of ECG. In addition, the Company and the former majority shareholder of ECG signed a settlement agreement, a security agreement and a stock pledge agreement. In accordance with the settlement agreement, the former shareholder is to pay the Company $290,000 to cover the costs of the plaintiff settlement and additional related legal expenses. The settlement amount was to be collected in set installments from October 10, 2001 to October 25, 2002. The security and stock pledge agreements are in place to further collateralize the Company's position in addition to the indemnification agreement.

On September 16, 2002, the former majority shareholder of ECG filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code.

As at December 31, 2002, the former shareholder was delinquent in scheduled payments to the Company totaling $254,833. Subsequent to year-end, the Company has received $55,545 in additional payments.

In 2002, a shareholder and Director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

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

Amounts owing from one customer comprised 78% of the gross accounts receivable balance at December 31, 2002. Amounts owing from one customer comprised 92% of the gross accounts receivable balance at December 31, 2001.

5. SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of unified voice messaging systems. The Company derived substantially all of its revenues from external customers from its Canadian operations and has substantially all its assets in Canada. Sales to one customer comprised 84% of revenues in 2002. Sales to one customer comprised 56% of revenues in 2001. Sales to three customers comprised 93% of revenues in 2000.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Other	Total

2002	684,937	15,000	-	699,937
2001	301,991	41,200	15,000	358,191
2000	78,611	106,126	90,453	275,190

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

6. PROPERTY AND EQUIPMENT

	Cost $	Accumulated Amortization $	Net Book Value $

2002
Computer equipment	2,334,510	1,760,441	574,069
Computer equipment for customer use	25,651	3,713	21,938
Computer software	572,667	540,195	32,472
Office equipment and furniture	182,220	95,990	86,230
Leasehold improvements	112,397	90,557	21,840

	3,227,445	2,490,896	736,549

2001
Computer equipment	2,256,869	1,059,176	1,197,693
Computer equipment for customer use	227,966	17,712	210,254
Computer software	556,056	352,959	203,097
Office equipment and furniture	183,465	61,967	121,498
Leasehold improvements	108,663	60,270	48,393

	3,333,019	1,552,084	1,780,935

7. SERIES A PROMISSORY NOTES PAYABLE

	2002

	US$	Cdn$

Principal	412,018	650,000
Repayment premium	61,803	97,500

	473,821	747,500

On June 28, 2002, the Company issued an aggregate of $428,891 (Cdn$650,000) of Series A promissory notes to four shareholders. The notes are repayable on the earlier of June 27, 2003, or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,584,686 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,584,686 (Cdn$2,500,000).

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

7. SERIES A PROMISSORY NOTES PAYABLE (cont'd.)

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $61,803 (Cdn$97,500) has been recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the one year term to maturity. The notes bear interest at a rate of 8% per annum which is payable quarterly. As at December 31, 2002, accrued interest on the promissory notes is fully paid.

8. SERIES B PROMISSORY NOTES PAYABLE

	2002

	US$	Cdn$

Principal	190,162	300,000
Repayment premium	28,524	45,000
Accrued interest	42	66

	218,728	345,066

On December 30, 2002, the Company entered into loan subscription agreements with two shareholders for maximum loan advances of $1,140,974 (Cdn$1,800,000). The receipt of the proceeds are subject to certain dates and achieving certain revenue milestones. A promissory note will be issued on the date each advance is made.

On December 30, 2002, the Company issued an aggregate of $190,162 (Cdn$300,000) of Series B promissory notes to two shareholders. The notes are repayable on the earlier of December 30, 2003, or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,584,686 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,584,686 (Cdn$2,500,000).

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $28,524 (Cdn$45,000) has been recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the one year term to maturity. The notes bear interest at a rate of 8% per annum which is payable quarterly.

Subsequent to year-end, the Company has issued an additional $380,324 (Cdn$600,000) of Series B promissory notes to two shareholders in accordance with the terms of the loan subscription agreements. The remaining loan advances are subject to revenue milestones for the period April 30, 2003 to June 30, 2003.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

9. PROMISSORY NOTE PAYABLE

	2002		2001

	US$	Cdn$	US$	Cdn$

Principal	1,539,584	2,428,847	1,575,930	2,510,142
Accrued interest	80,819	127,501	-	-

	1,620,403	2,556,348	1,575,930	2,510,142
Less current portion	291,995	460,651	-	-

	1,328,408	2,095,697	1,575,930	2,510,142

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn $2,720,142) in settlement of development services provided by Innovatia from February 1, 2001 to December 31, 2001. Immediately thereafter, the Company repaid $132,059 (Cdn $210,000) of the promissory note by issuing 500,000 common shares at a market price of $0.26 (Cdn $0.42) per share. In accordance with the requirements of the Toronto Stock Exchange, the issuance of these common shares resulted in an equivalent reduction in the number of common shares reserved for issuance under the Company's current stock option plan.

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $143,685 (Cdn$226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant and its subsidiaries in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $143,685 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $143,685 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

9. PROMISSORY NOTE PAYABLE (cont'd.)

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled at the lesser of $143,685 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

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

As of December 31, 2002, the current portion is calculated as $291,995 (Cdn$460,651) which consists of the Maximum Amount Payable of $287,371 (Cdn$453,356) due January 1, 2003 and $4,624 (Cdn$7,295) to be carried forward to the following quarter. If the Company made the election to settle the amount due on January 1, 2003 with common shares, this would result in the issuance of an additional 1,259,323 shares of common stock.

10. DEVELOPMENT AGREEMENT

On March 4, 2002, the Company and Innovatia signed a development agreement to develop enhanced messaging software for the period January 1, 2002 to December 31, 2003. Innovatia licensed certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and provided specific professional, project management, administrative and support services. In consideration for these services, the Company agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of the Company's products. On November 26, 2002, Innovatia terminated the development agreement. In accordance with the agreement, the royalty payments continue to be payable on gross revenue for six months after the termination date.

During the twelve months ended December 31, 2002, the Company has recorded $44,585 to cost of sales for the royalties payable under the development agreement.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

11. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share:
	2002 $	2001 $	2000 $

Numerator:
Net loss	(3,908,709)	(10,292,557)	(9,650,947)
Reduction of beneficial conversion feature on retraction of 80,969 Series B preferred stock	-	109,552	-
Dividends paid on preferred stock	(147,449)	(57,106)	-
Deemed dividend on beneficial conversion feature	-	-	(1,451,000)

Net loss attributable to common stockholders	(4,056,158)	(10,240,111)	(11,101,947)

Denominator:
Weighted average number of common stock outstanding	29,588,241	23,468,254	17,430,772
Weighted average number of common stock issuable on exercise of Exchangeable Shares	5,817,397	6,600,000	6,600,000

Weighted average number of common stock equivalents outstanding	35,405,638	30,068,254	24,030,772

Earnings (loss) per share:
Basic and diluted loss per share	(0.11)	(0.34)	(0.46)

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share. During the year, holders of the Exchangeable Shares exchanged 1,162,500 Exchangeable Shares into 1,162,500 common shares of the Company for no additional consideration. As at December 31, 2002, 5,437,500 Exchangeable Shares are outstanding [2001 and 2000 - 6,600,000].

For the years ending December 31, 2002, 2001 and 2000, the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be antidilutive.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL

[a] Authorized

On June 9, 2000, the Board of Directors approved a resolution to increase the authorized shares of common stock from 50,000,000 to 100,000,000, par value $.001 per share. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $.001 per share.

[b] Common stock

2002

Private Placements

On July 26, 2002, the Company issued 500,000 units, at $0.18 per unit for gross cash proceeds of $90,000. Each unit comprises one share of common stock and one non-transferable Class O warrant, entitling the holder to one common share, exercisable at $0.25 at any time up to July 26, 2005.

On July 31, 2002, the Company issued 1,400,000 units, at $0.195 per unit for gross cash proceeds of $273,000. Each unit comprises one share of common stock and one half of one non-transferable Class P warrant, entitling the holder to one common share, exercisable at $0.30 at any time up to July 31, 2003.

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

2001

Public Offering

On April 3, 2001, the Company completed an offering of 6,500,000 Special Warrants at a price of Cdn$2.00 per Special Warrant for aggregate gross proceeds of $8,429,440 (Cdn$13,000,000). Each Special Warrant was exercisable, without payment of additional consideration, into one Unit of the Company (a "Unit"). The Special Warrants were exercised by the holders on July 20, 2001. Each Unit consisted of one common share and one half of one non-transferable share purchase warrant of the Company.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL (cont'd.)

Each whole warrant entitles the holder to acquire one common share at a price of Cdn$2.25, or on a cashless basis, at any time on or before April 3, 2003. The cashless exercise provision allows the holder to utilize the net appreciation in the market value of the underlying common stock to pay the exercise price.

The agents were paid a commission of $590,084 (Cdn$910,000), representing 7% of the gross proceeds, and were reimbursed $64,844 (Cdn$100,000) in legal costs. The company also incurred $124,678 (Cdn$192,271) in legal and professional fees. The aggregate financing costs of $779,606 (Cdn$1,202,271) were recorded as a reduction to the gross proceeds within stockholders' equity.

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

Promissory Notes and Warrants

Between the months of April to July 2001, the Company issued a series of non-interest bearing promissory notes to shareholders in the aggregate principal amount of $1,404,214 (Cdn$2,150,000), which were repayable on the earlier of July 18, 2001 or the next equity financing. Fees of $48,580 (Cdn$74,750) were due on maturity. In connection with the issuance of the notes, the Company issued a series of 633,334 warrants (100,000 Class K warrants, 166,667 Class L warrants, 200,000 Class M warrants, and 166,667 Class N warrants), each entitling the holder to one share of common stock per warrant, exercisable at $1.50 per share with expiry dates ranging from April 25, 2004 to June 25, 2004. The notes including the fees were repaid in full for $1,445,885 (Cdn$2,224,750) on July 17, 2001.

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

On December 28, 2001, the Class L, M and N warrants were cancelled.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL (cont'd.)

2000

Private Placements

On February 15, 2000 the Company issued 2,250,000 units, at $2 per unit for gross cash proceeds of $4,500,000. Each unit comprises one share of common stock and one Class F warrant, entitling the holder to one common share, exercisable at $5.50 at any time up to February 15, 2005. The Company also issued 100,000 common shares and $75,000 cash to third parties as a finders fee. Cash proceeds of $4,241,700 were received in fiscal 2000 from the issuance of the units, net of the $75,000 finders fee and the $183,300 in unsecured advances received in December 1999. On December 2, 2000, the Board of Directors amended the exercise price of the Class F warrants to $2.25 and amended the expiry date to November 30, 2003. On December 28, 2001, 1,000,000 Class F warrants were cancelled.

On July 1, 2000 the Company issued 500,000 units, at $5.50 per unit for net cash proceeds of $2,750,000. Each unit comprises one share of common stock and three Class G warrants, entitling the holder to one share of common stock per warrant, exercisable at $5.50 at any time up to July 1, 2003. On December 2, 2000, the Board of Directors amended the exercise price of the Class G warrants to $2.25 and amended the expiry date to November 30, 2003. On December 28, 2001, the 1,500,000 Class G warrants were cancelled.

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

Each share of Series B preferred stock is convertible, at the option of the holder, into two shares of common stock and will automatically be converted into common stock as of December 31, 2004. On December 5, 2002, the date of the automatic conversion of the Series B preferred stock was amended from December 31, 2002 to December 31, 2004.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL (cont'd.)

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

On December 28, 2001, the Class I warrants were cancelled.

Holders of the Series B preferred stock are entitled to a $0.195 per annum dividend. The dividends are not cumulative. During 2002, the Company paid cash dividends of $147,449 [2001 - $57,106; 2000 - $nil].

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL (cont'd.)

The options generally vest over a period of two to three years from the date of grant. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Activity under the Plan is as follows:
		Options Outstanding
	Shares Available for Grant	Number of Shares	Price per Share	Weighted Average exercise Price

Balance, December 31, 1999	2,013,084	2,986,916	0.75 - 2.38	$0.94
Additional shares authorized	5,000,000	-	-	-
Options granted	(4,577,795)	4,577,795	0.75 - 9.50	$4.13
Options forfeited	74,180	(74,180)	0.75 - 2.00	$1.19
Options exercised	-	(506,955)	0.75 -3.05	$0.87

Balance, December 31, 2000	2,509,469	6,983,576	0.75 - 9.50	$3.03
Options granted	(2,207,732)	2,207,732	0.35 - 2.75	$2.04
Options forfeited	2,298,872	(2,298,872)	0.75 - 9.50	$4.48
Options exercised	-	(447,500)	0.75 - 1.00	$0.89
Common shares issued to Innovatia, Inc	(500,000)	-	-	-

Balance, December 31, 2001	2,100,609	6,444,936	0.35 - 7.25	$2.16
Options granted	(2,200,000)	2,200,000	0.10 - 0.18	$0.13
Options forfeited	2,377,660	(2,377,660)	0.18 - 6.88	$1.85
Options exercised	-	-	-	-

Balance, December 31, 2002	2,278,269	6,267,276	0.10 - 7.25	$1.57

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL (cont'd.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2002 are as follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2002	Weighted Average Exercise Price

$0.10 - 0.50	2,062,500	$0.13	4.32	326,042	$0.14
$0.51 - 1.00	1,339,584	$0.90	2.01	1,106,042	$0.89
$1.01 - 2.00	1,225,500	$1.81	3.18	1,119,028	$1.82
$2.01 - 3.00	949,110	$2.26	2.58	883,147	$2.25
$3.01 - 7.25	690,582	$5.79	2.47	635,027	$5.84

	6,267,276	$1.57	3.27	4,069,286	$2.15

As at December 31, 2002, 3,119,933 [2001 - 1,496,006] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.76.

The Company incurred non-cash stock based compensation expense reported in the statement of operations as follows:
	2002 $	2001 $	2000 $

Sales and marketing	-	-	1,178,996
Research and development	21,766	257,934	964,673
General and administrative	-	170,883	1,042,589

	21,766	428,817	3,186,258

Of the $21,766 total stock based compensation expense in 2002, $nil relates to options granted to consultants at fair value [2001 - $125,250; 2000 - $880,500]. The remaining $21,766 [2001 - $303,567; 2000 - $965,820] is a result of options granted to employees in 2001 and 2000 with an exercise price less than the market price of the common stock on the date of grant.

As at December 31, 2002, the Company has $nil [2001 - $21,766; 2000 - $325,332] in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL (cont'd.)

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees in 2002, 2001 and 2000 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 2.5 years [2001 - 2.5 years ; 2000 - 2.5 years], a risk free interest rate of 3.26% [2001 - 3.20%; 2000 - 5.87%] and an expected volatility of 159% [2001 - 114%; 2000 - 118%]. The weighted average fair value of options granted during 2002 was $0.10 [2001 - $0.78; 2000 - $3.15]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:
	2002 $	2001 $	2000 $

Net loss attributable to common shareholders	(4,056,158)	(10,240,111)	(11,101,947)
Compensation expense included in reported net loss	21,766	428,817	3,186,258
Compensation expense determined under the fair value method	(1,630,268)	(2,713,164)	(7,298,724)

Pro forma net loss	(5,664,660)	(12,524,458)	(15,214,413)

Basic and diluted loss per share
As reported	(0.11)	(0.34)	(0.46)
Pro forma	(0.16)	(0.42)	(0.63)

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

12. SHARE CAPITAL (cont'd.)

[e] Warrants

The Company has the following common stock warrants outstanding:
	Outstanding at January 1 #	Issued #	Exercised #	Cancelled #	Outstanding at December 31 #	Exercise Price $US	Expiry Date

2002
Class F warrants	1,250,000	-	-	-	1,250,000	2.25	Nov. 30/03
Class K warrants	100,000	-	-	-	100,000	1.50	Apr. 25/04
Special warrants	3,250,000	-	-	-	3,250,000	Cdn.2.25	Apr. 3/03
Compensation options	650,000	-	-	-	650,000	Cdn.2.00	Apr. 3/03
Compensation warrants	325,000	-	-	-	325,000	Cdn.2.25	Apr. 3/03
Class O warrants	-	500,000	-	-	500,000	0.25	Jul. 26/05
Class P warrants	-	700,000	-	-	700,000	0.30	Jul. 31/03
Class Q warrants	-	377,667	-	-	377,667	Cdn.0.45	Jul. 31/03

	5,575,000	1,577,667	-	-	7,152,667

2001
Class F and G warrants	3,750,000	-	-	2,500,000	1,250,000	2.25	Nov. 30/03
Class I warrants	500,000	-	-	500,000	-	-	Cancelled
Class K warrants	-	100,000	-	-	100,000	1.50	Apr. 25/04
Class L warrants	-	166,667	-	166,667	-	-	Cancelled
Class M warrants	-	200,000	-	200,000	-	-	Cancelled
Class N warrants	-	166,667	-	166,667	-	-	Cancelled
Special warrants	-	3,250,000	-	-	3,250,000	Cdn.2.25	Apr. 3/03
Compensation options	-	650,000	-	-	650,000	Cdn.2.00	Apr. 3/03
Compensation warrants	-	325,000	-	-	325,000	Cdn.2.25	Apr. 3/03

	4,250,000	4,858,334	-	(3,533,334)	5,575,000

2000
Class A warrants	1,200,000	-	(1,200,000)	-	-	0.35	Dec. 29/00
Class B, C and D warrants	433,000	-	(433,000)	-	-	0.50	Dec. 29/00
Class E warrants	601,000	-	(601,000)		-	0.35	Dec. 29/00
Class F and G warrants	-	3,750,000	-	-	3,750,000	2.25	Nov. 30/03
Class H warrants	-	200,000	(200,000)	-	-	0.50	Dec. 29/00
Class I warrants	-	500,000	-	-	500,000	1.75	Nov. 29/03

	2,234,000	4,450,000	(2,434,000)	-	4,250,000

On December 28, 2001, 3,533,334 warrants were cancelled by the warrant holders for no additional consideration.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

13. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:
	2002 $	2001 $	2000 $

Tax expense (recovery) at U.S. statutory rates	(1,361,000)	(3,602,000)	(3,860,000)
Lower (higher) effective income taxes of
Canadian subsidiary	(149,000)	-	(354,000)
Change in valuation allowance	1,380,000	2,108,000	2,859,000
Change in opening valuation allowance for the
reduction in future enacted tax rates	116,000	931,000	-
Non-deductible expenses	14,000	563,000	1,355,000

Income tax expense (recovery)	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2002 $	2001 $

Net operating loss carry forwards Property and equipment	7,031,000 759,000	6,195,000 567,000

Total deferred tax assets	7,790,000	6,762,000
Valuation allowance	(7,790,000)	(6,762,000)

Net deferred tax assets	-	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

13. INCOME TAXES (cont;d.)

The net operating loss carryforwards expire as follows:

$

Canada
2003	78,000
2004	853,000
2005	1,031,000
2006	1,087,000
2007	2,724,000
2008	5,800,000
2009	3,058,000

14,631,000
U.S.
2019	269,000
2020	2,701,000
2021	713,000
2022	1,776,000

5,459,000

20,090,000

Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

14. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Notes 3, 7, 8, 9 and 10, the Company had the following related party transactions in the normal course of operations which were recorded at amounts established and agreed between the related parties:

[a] During the year ended December 31, 2002, the Company purchased from Pacific Western Mortgage Corporation, a company controlled by a shareholder and a Director of the Company, consulting services totaling $16,512 [2001 - $11,867; 2000 - $85,000]. At December 31, 2002, $12,677 is included in accrued liabilities [2001 and 2000 - $nil].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

14. RELATED PARTY TRANSACTIONS (cont'd.)

[b] During the year ended December 31, 2002, Karina Ventures Inc., a company controlled by a shareholder and a Director of the Company, was paid $879 [2001 - $24,508; 2000 - $40,000] for consulting services.

[c] During the year ended December 31, 2002, the Company sold to Innovatia, Inc., a shareholder of the Company and a wholly owned subsidiary of Aliant, Inc., and to NB Tel, also a wholly owned subsidiary of Aliant, Inc., products and services totaling $586,265 [2001 - $202,011; 2000 - $68,649]. At December 31, 2002, $nil [2001 - $219,489; 2000 - $484] is included in accounts receivable.

[d] During the year ended December 31, 2002, the Company purchased from Innovatia, Inc., a shareholder of the Company and a wholly owned subsidiary of Aliant, Inc., development and royalty services totaling $44,585 [Note 10] [2001 - $1,707,989; 2000 - $nil].

15. COMMITMENTS AND CONTINGENCIES

[a] The Company leases its premises under operating leases which expire in 2005. The minimum lease payments are as follows:

$

2003	77,520
2004	45,067
2005	4,032

126,618

The rental expense charged to the consolidated statements of operations in 2002 amounted to $182,000 [2001 - $247,000; 2000 - $189,000].

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

16. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2002 $	2001 $	2000 $

Accounts receivable	221,753	(169,586)	7,027
Other receivables	251,314	(220,644)	-
Note receivable	17,860	(270,000)	-
Deferred development costs	(77,556)	-	-
Inventory	-	-	89,575
Prepaid expenses	32,960	(39,791)	(32,319)
Accounts payable	(171,244)	155,006	(3,957)
Accrued liabilities	88,186	(242,016)	167,484
Employee payables	(137,105)	30,115	88,316
Note payable	(205,000)	205,000	-
Accrued interest on promissory notes payable	81,279	226,967	-
Deferred revenue	142,933	(43,502)	123,012

	245,380	(368,451)	439,138

Non-cash investing and financing activities are as follows:

	2002	2001	2000
	$	$	$

Stock issued on settlement of amount due to Innovatia, Inc.	-	132,059	-
Restricted cash proceeds from issuance of preferred stock and detachable warrants	-	-	2,000,000

Cash amounts paid for interest and income taxes are as follows:

	2002	2001	2000
	$	$	$

Cash paid for interest	16,800	54,000	16,000
Cash paid for income taxes	3,800	1,500	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2002	(expressed in U.S. dollars)

17. COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current year.

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer and Director	46	August 2001
James J. Hutton	President and Director	37	President - August 2001 Director - June 1999
Marco Pacelli	Executive Vice President, Sales	40	October 2002
David Raffa	Corporate Secretary	44	April 2000
William E. Krebs	Director	56	June 1999
David Scott	Director	68	April 2000
Morgan Sturdy	Director	50	April 2000
Donald A. Calder	Chairman of the Board of Directors, Director	58	Chairman of the Board of Directors - March 2003; Director - February 2002

Randy G. Buchamer - Chief Executive Officer

From February 1998 to March 1999, Mr. Buchamer served as the Managing Director of Operations for the Jim Pattison Group and was responsible for supporting the $4.5 billion operations of 55 companies owned by the Jim Pattison Group. From 1996 to 1998, he served as Vice President and Chief Operating Officer of Mohawk Oil Retail Small Business Unit and from 1989 to 1996 as Vice President Corporate Services and Chief Information Officer for Mohawk Oil Company. From 1987 to 1988, he was Retail Market Specialist for Digital Equipment of Canada Limited. Mr. Buchamer founded and served, from 1981 to 1988, as President of Vartech Systems Corporation and RB Computer Products, an IBM value added reseller and North American software publisher and distributor of retail, distribution and manufacturing software solutions. From 1979 to 1981, he was Sales Manager and, from 1978 to 1979, a Sales Representative for Micom Canada Ltd. He received his Executive MBA from Simon Fraser University's Executive Management Development Program in 1994 and attended the Business Administration program at the University of Illinois. He also has completed courses at the IBM Canada Business Management School. He is a member of the Vancouver Board of Trade and the Sales and Marketing Executives Association of Vancouver.

James J. Hutton - President

Mr. Hutton previously served as our Chief Executive Officer from April 1998 to August 2001. Mr. Hutton has served as a director of our subsidiary since 1998. From January 1998 to the present, Mr. Hutton served as a director of Acrex Ventures Ltd. From 1990 to the present, he has also served as director and President of South Sycamore Group Holdings, a family company involved in diversified investments. Mr. Hutton served as Canadian Regional Manager for Ascend Communications (1995-1998). He served in various capacities for Gandalf Systems, Inc., from 1989 to 1995, starting as a sales executive and becoming Western Regional Manager. From 1987 to 1989, Mr. Hutton was a Sales Trainee in the Automotive Electronics Group of Amp of Canada. Mr. Hutton attended the University of British Columbia.

Marco Pacelli - Executive Vice President, Sales

From 1998 to 2001, Mr. Pacelli was Senior Vice President of Global Sales for Nice Systems Canada Ltd., a computer telephony interface provider of call logging and quality performance products for call centers and, a company whose common shares are registered with the Securities and Exchange Commission. From 1986 to 1998, Mr. Pacelli was President and Chief Executive Officer of IBS Corporation, a startup company that developed mainframe 370, AS400 and PC based telecommunication optimization products. Mr. Pacelli received his Bachelor of Science Engineering from the University of California Los Angeles and is a graduate from the Peter Drucker's Business Management Computer Engineering curriculum.

David J. Raffa - Corporate Secretary

Mr. Raffa holds a B.Sc. and LL.B and is a partner of Catalyst Corporate Finance Lawyers, a boutique corporate finance law firm located in Vancouver, British Columbia, Canada. Prior to joining Catalyst in 1999, Mr. Raffa was a partner with the Vancouver law firm Campney & Murphy from 1993 to 1998. Mr. Raffa has over 15 years experience in working with and advising technology companies. He also served as a director or officer of a public and private technology companies, including companies listed on the Canadian Venture Exchange and The Toronto Stock Exchange. Mr. Raffa appears as the corporate finance legal expert on T-Net and is an advisor to the B.C. Securities Commission on issues affecting the technology industry. He is also Chairman of Science World's Equity Committee and a member of the board of directors of the BC Technology Industry Association.

William E. Krebs - Director

Mr. Krebs previously served as the chairman of our board of directors from 1995 to September 2000. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to the present, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. since 1987 and served as President and a Director of Pacific Western Capital Corp. from 1994 to 1995. From 1997 to 1999, he was a director of WaveRider Communications, Inc., a company whose common shares are registered with the Securities and Exchange Commission, and was its Secretary from 1997 through May 1999. Mr. Krebs served as director and President of TelcoPlus Enterprises Ltd. and its wholly-owned subsidiary, Intertec Telecommunications Inc., from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1973 to 1980. He served as a director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

David Scott - Director

Mr. Scott is a veteran investment executive with more than 30 years experience in the venture capital and mutual fund industries. Prior to starting his own advisory business in 1999, Mr. Scott was President from 1994 to 1999 of MDS Venture Pacific Inc., a Vancouver-based venture capital manager. From 1988 to 1994 he was President of Discovery Enterprises Inc., a venture capital manager with $30 million in assets under management. He held various investment industry positions, including President of Toronto Shared Ventures Inc., a partnership between North American Life and the Molson Company, President of money manager, Elliott & Page Ltd., President of ScotiaFund Financial Services Inc., an RSP company he founded and subsequently sold to a major bank, and various other mutual fund and senior investment community positions. Mr. Scott currently devotes substantially all of his time to directorships and advisory roles with public, private and not-for-profit companies.

Morgan Sturdy - Director

From September 1997 to April 2000, Mr. Sturdy was Executive Vice-President and Chief Operating Officer of NICE Systems North America, a computer telephony interface provider of call logging and quality performance products for call centers. NICE Systems' common shares are registered with the Securities and Exchange Commission. For twelve years prior, he served as President of Dees Communications Engineering Ltd., an innovator in computer telephony solutions, which was then sold to NICE Systems. From 1997 to 1999, he was Chairman of the Board of Directors of Hothaus Technologies, a leader in DSP solutions for voice over IP, which was subsequently acquired by Broadcom . He is a current director of several publicly traded companies, including Creo Inc., Ignition Point and TIR Systems. Creo Inc.'s common shares are registered with the Securities and Exchange Commission. Additionally, he sits on the board of three private technology companies including Discovery Parks, Idellex Software and WaveMakers Research Inc. Mr. Sturdy is the Chairman of the British Columbia Technology Association, a member of the Board of Governors of Science World and Director of the Greater Vancouver YMCA. Mr. Sturdy is a past director of National Wireless Canadian Research Foundation, past director of the Technology Industry Association of British Columbia, Chairman of Acetech, and the current Chairman of Softworld 2001.

Donald A. Calder - Chairman of the Board of Directors and Director

Mr. Calder is the Vice Chair of the Board and Executive Committee of the Vancouver 2010 Bid Corporation, which has the objective to win for Vancouver, British Columbia the right to host the Olympic Winter Games and Paralympic Games in 2010. Mr. Calder was CEO of BC Telecom from 1997 to 1999 and was previously the Executive Vice President of Network and Operations at BC Telecom and Group Vice President of Marketing and Development with Stentor Resource Centre Inc. While at BC Telecom, Mr. Calder was responsible for negotiating and structuring the merger between BC Telecom and TELUS. Among his other community commitments, he is chair of the Vancouver General Hospital and University of British Columbia Hospital Foundation. Mr. Calder sits on the board of directors of the United Way of the Lower Mainland and was Chairman of the 1999 United Way annual fundraising campaign prior to becoming CEO of the Vancouver 2010 Bid Committee.

Family Relationships

There are no family relationships among our directors or officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2002 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Marco Pacelli	1(1))	1(1))	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

Item 11. Executive Compensation.

During the year ended December 31, 2002, the following five (5) individuals served as executive officers of our company at various times: Randy Buchamer, James Hutton, David Grinstead, James Hewett and William Gardiner. Our chief executive officer, Randy Buchamer, James Hutton and David Grinstead, being executive officers whose total salary and bonus exceeded $100,000, are considered to be named executive officers for the purposes of our executive compensation disclosure on this annual report on Form 10-K.

The following table shows, for the three-year period ended December 31, 2002, the cash and other compensation we paid to our Chief Executive Officer and to each of our executive officers who had annual compensation in excess of $100,000.
SUMMARY COMPENSATION TABLE
		Annual Compensation (1)			Long Term Compensation (2)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Randy Buchamer Chief Executive Officer (3)	2002 2001 2000	$131,678 $49,872 N/A	N/A N/A N/A	N/A N/A N/A	470,000 400,000 N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
James J. Hutton President(4)	2002 2001 2000	$104,628 $105,555 $98,528	N/A 51,648 N/A	N/A N/A N/A	20,000 Nil Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Thomas G. O'Flaherty(5)	2002 2001 2000	$94,393 $105,797 $104,238	N/A $32,280 $30,000	N/A N/A N/A	Nil 125,000 625,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
William Gardiner (6)	2002 2001 2000	$48,484 $57,401 $61,709	N/A N/A N/A	N/A N/A N/A	20,000 Nil Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
David Grinstead (7)	2002 2001 2000	$83,368 $92,585 $92,320	N/A $27,438 $Nil	N/A N/A N/A	20,000 26,600 500,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1) Compensation was paid to Mr. Buchamer, Mr. Hutton, Mr. O'Flaherty, Mr. Gardiner and Mr. Grinstead by VMI, our operating subsidiary.

(2) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(3) Mr. Buchamer was appointed as our Chief Executive Officer on August 16, 2001.

(4) Mr. Hutton served as our Chief Executive Officer from April 1, 1998 to August 15, 2001.

(5) Mr. O'Flaherty served as our President from January 1, 2000 to June 29, 2001.

(6) Mr. Gardiner served as our Vice President, Business Development and as our Chief Executive Officer from November 1997 to April 1, 1998.

(7) Mr. Grinstead served as our Executive Vice President, Business Development from February 1, 2000 to October 25, 2002.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2002.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Number of Securities Underlying Options/ SARs Granted (#) (1)(2)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share) (2)	Expiration Date
Randy Buchamer	20,000 450,000	0.9% 20.5%	Cdn$0.28 Cdn$0.16	February 25, 2007 September 19, 2007
James J. Hutton	20,000	0.9%	Cdn$0.28	February 25, 2007
Thomas G. O'Flaherty	Nil	Nil	N/A	N/A
William Gardiner	20,000	0.9%	Cdn$0.28	February 25, 2007
David Grinstead	20,000	0.9%	Cdn$0.28	February 25, 2007

(1) All of the above options are subject to the terms of our Second Amended and Restated 1999 Stock Option Plan and are exercisable only as they vest. The options have a term of 5 years from the date of grant.

(2) All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2002. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($0.21 per share) and the exercise price of the individual's options. No named Executive Officer exercised options during the year ended December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exerciseable / Unexerciseable(1)
			Exerciseable	Unexerciseable	Exerciseable	Unexerciseable
Randy Buchamner	Nil	$Nil	255,556	664,444	$0	$50,100 (2)
James J. Hutton	Nil	Nil	250,000	20,000	$0	$600 (3)
Thomas G. O'Flaherty	Nil	Nil	625,000	Nil	$0	$0
William Gardiner	Nil	Nil	160,000	Nil	$0	$0
David Grinstead	Nil	Nil	521,633	Nil	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($0.21 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Of the unexerciseable options, 20,000 options have an exercise price of $0.18 and 450,000 options have an exercise price of $0.10.

(3) Of the unexerciseable options, 20,000 options have an exercise price of $0.18.

COMPENSATION OF DIRECTORS

We currently compensate our directors with a cash compensation of $634 (CDN$1,000) for participation in each formal meeting held by our board of directors. Our non-employee directors are also granted 50,000 incentive stock options annually. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreements with our officers and directors and have paid no compensation to them. Our operating subsidiary, Voice Mobility Inc., however, has entered into employment agreements with our named executive officers.

Thomas G. O'Flaherty, former President of our subsidiary, entered into an employment agreement on January 1, 2000 that terminates on December 31, 2002. He received a salary of $96,844 (CDN$150,000) per year. On January 1, 2000, he received a one-time grant of 500,000 options exercisable at $2.00 per share. He also received 125,000 options on January 1, 2000 at an exercise price of $2.00 and 125,000 options on January 1, 2001 at an exercise price of $2.50. On June 29, 2001, Mr. O'Flaherty resigned from his position as President and Director of our subsidiary. As part of his final settlement, we agreed to pay Mr. O'Flaherty's salary up to December 31, 2002.

On April 1, 2000, our subsidiary entered into an employment agreement with James Hutton for a term expiring on December 31, 2002. The agreement provides for an annual salary of $95,531 (CDN$150,000) plus a car allowance of $318 (CDN$500) per month. On April 1, 2000, we granted to Mr. Hutton an option to acquire up to 250,000 shares of our common stock at an exercise price of $1.00 per share.

James Hewett, former Chief Financial Officer of our subsidiary, entered into an employment agreement on May 1, 2000. He received a salary of $66,557 (CDN$105,000) per year. On May 1, 2000, he received a grant of 105,000 options exercisable at $6.875 per share. On April 23, 2001, he received another grant of 45,000 options exercisable at $1.70 (CDN$2.63) per share, on September 4, 2001, he received an additional grant of 150,000 options exercisable at $0.53 (CDN$0.83) per share and on February 26, 2002, he received an additional grant of 20,000 options exercisable at $0.18 (CDN$0.28) per share. On October 15, 2002, Mr. Hewett resigned his position as Chief Financial Officer and Treasurer of our subsidiary.

David H. Grinstead, former Executive Vice President of Business Development of our subsidiary, entered into an employment agreement on February 1, 2000 that was to terminate on February 1, 2003. He received a salary of $82,793 (CDN$130,000) per year. On June 1, 1999, he received a grant of 50,000 options exercisable at $1.00 per share for his service as a Director. On February 1, 2000, he received a grant of 500,000 options exercisable at $2.125 per share, on April 23, 2001, he received an additional grant of 26,600 options exercisable at $1.70 (CDN$2.63) per share and on February 26, 2002, he received another grant of 20,000 options exercisable at $0.18 (CDN$0.28) per share. On October 25, 2002, Mr. Grinstead resigned from his position as Executive Vice President of Business Development.

Randy Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an employment agreement on August 16, 2001. He receives a salary of $127,374 (CDN$200,000) per year plus a car allowance of $318 (CDN$500) per month. On August 16, 2001, he received a one time grant of 350,000 options exercisable at $0.90 (CDN$1.37) per share. In connection with Mr. Buchamer's service as a director, on June 1, 1999, he received a grant of 50,000 options exercisable at $1.00 (CDN$1.58) per share and on June 14, 2001, he received an additional grant of 50,000 options exercisable at $0.90 (CDN$1.35). On February 26, 2002, he received a grant of 20,000 options exercisable at $0.18 (CDN$0.28) per share and on September 20, 2002, he received an additional grant of 450,000 options exercisable at $0.10 (CDN$0.16) per share.

Marco Pacelli, Executive Vice President, Sales of our company, entered into an employment agreement on October 1, 2002 for a term of two years expiring on September 30, 2004. He receives a salary of $200,000 per year plus commissions. On September 20, 2002, he received a one time grant of 500,000 options exercisable at $0.10 (CDN$0.16) per share. The options vest as follows: 180,000 vest when we generate cumulative gross revenues of $5 million or 45,000 vest every six months commencing on October 1, 2002, whichever occurs first; 160,000 vest upon Mr. Pacelli securing a binding reseller/OEM agreement with a global reseller or 40,000 vest every six months commencing October 1, 2002, whichever occurs first; and 160,000 vest upon Mr. Pacelli securing a binding international teaming agreement or 40,000 vest every six months commencing October 1, 2002, whichever occurs first. Mr. Pacelli is entitled to terminate the employment agreement upon 90 days advance notice. We are entitled to terminate the agreement at any time for cause and without cause upon 90 days advance notice. If we terminate the agreement without cause, then we must pay Mr. Pacelli six months of his salary.

COMPENSATION COMMITTEE INTERWORKS AND INSIDER PARTICIPATION

During the year ended December 31, 2002, our compensation committee was composed of Robert Neal, David Scott and Morgan Sturdy. No member is an employee or officer or former employee of our company. For the year ended December 31, 2002, no member of the compensation committee had any direct or indirect material interest in any transaction with or company in which the amount involved exceeded $60,000. During the year ended December 31, 2002, Morgan Sturdy was paid $3,196 [2001 - $2,556; 2000 - $nil] for directors' fees. During the year ended December 31, 2002, David Scott was paid $2,556 [2001 - $2,556; 2000 - $nil] for directors' fees.

Subsequent to the year ended December 31, 2002, Robert Neal resigned as a director. We appointed Don Calder to the compensation committee to fill the vacancy caused by the resignation of Robert Neal. During the year ended December 31, 2002, Donald Calder was paid $2,556 [2001 - $nil, 2000 - $nil] for directors' fees.

REPORT OF THE COMPENSATION COMMITTEE OF THE
BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The compensation committee of our board of directors determines compensation for the Chief Executive Officer, reviews and makes recommendations regarding compensation of executive officers, and supervises the administration of our equity plans for executives and all employees. During the year ended December 31, 2002, the committee was composed of three outside directors, Robert Neal, David Scott and Morgan Sturdy. No member is an employee or former employee of our company. Subsequent to the year ended December 31, 2002, Donald Calder was appointed to fill the vacancy on the compensation committee caused by the resignation of Robert Neal.

Executive Compensation Objectives

On behalf of our board of directors, the compensation committee reviews and makes recommendations concerning:

1. the compensation policy with respect to our employees or any of its subsidiaries insuring that our company is in compliance with all legal compensation reporting requirements;

2. the compensation of the President and the Chief Executive Officer and other officers of our company;

3. management compensation programs including, stock option plans, incentive plans, and perquisites;

4. the annual, or more often if appropriate review of:

(a) management succession plans and process;

(b) performance appraisal and management and employee development programs;

(c) contingency plans in the event of the unexpected disability of key management; and

(d) proposed personnel changes involving officers reporting to the Chief Executive Officer.

Components of Compensation

Executive compensation consists primarily of base salary and stock options.

Base Salary. We target executives' base salaries according to the Watson/Wyatt 2001/2002 Salary Survey. In determining each executive officer's base salary, the compensation committee takes into account competitive market data for similar positions at high-technology companies, individual responsibilities and performance, and internal equity within our company.

Stock Options. Our equity incentives have been in the form of stock options. Stock options are issued at an exercise price of fair market value on the date of grant. Options granted in fiscal 2002 vest ratably over two years. Fair-market-value stock options become valuable and exercisable only if the executive officer continues to work at our company and the stock price subsequently increases.

CEO Compensation

The Chief Executive Officer's salary and stock option grants follow the policies set forth above. Randy Buchamer succeeded James Hutton as our Chief Executive Officer on August 16, 2001. In deciding on Mr. Buchamer's compensation package, the committee considered compensation practices at companies similar in size and complexity to our company; Mr. Buchamer's base salary is set at $127,374 (CDN$200,000) per year. Upon becoming Chief Executive Officer, Mr. Buchamer received a stock option stock grant of 350,000 shares, to recognize his new responsibilities and deliver a significant portion of his compensation in a manner that is aligned with shareholder interests. On September 20, 2002, Mr. Buchamer received an additional stock option stock grant of 450,000 shares.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Robert Neal
David Scott
Morgan Sturdy

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the three and a half-year cumulative total stockholder return assuming the investment of $100 (and the reinvestment of any dividends thereafter) on June 30, 1999, the first trading day of Voice Mobility International, Inc.'s common stock, in each of Voice Mobility International, Inc.'s common stock, the NASDAQ Telecomm Index, and a peer group(1). Voice Mobility's stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of 3.5 Years (6/30/99 to 12/31/02) Cumulative Total Return

Among Voice Mobility, The NASDAQ Telecomm Index, and The Peer Group Composite

(1) The peer group is composed of companies that are members of the NASDAQ Telecomm Index and are companies developing unified communications software which is in a sector related to Voice Mobility's business. The following companies were selected by us and maintained by NASDAQ:

Comverse Technology Inc.

3Com Corp

Glenayre Technologies Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 3, 2003 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 3, 2003, we had outstanding approximately 31,536,948 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Edith M. Both 843 Ida Lane Kamloops, BC V2B 6V2	2,650,000 (2)	7.9%
William E. Krebs c/o Suite 100 4190 Lougheed Highway Burnaby, BC V5C 6A8	2,543,897 (3)	7.8%
James J. Hutton c/o Suite 100 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,658,445 (4)	5.0%
Innovatia Inc. 1305 Barrington Street PO Box 880 Stn. Central Halifax, NS B3J 2W3	1,318,671 (5)	4.2%
Randy Buchamer c/o Suite 100 4190 Lougheed Highway Burnaby, BC V5C 6A8	315,833 (6)	1.0%
Morgan Sturdy c/o Suite 100 4190 Lougheed Highway Burnaby, BC V5C 6A8	150,000 (7)	**%
David D. Scott c/o Suite 100 4190 Lougheed Highway Burnaby, BC V5C 6A8	150,000 (8)	**%
Donald A. Calder c/o Suite 100 4190 Lougheed Highway Burnaby, BC V5C 6A8	100,000 (9)	**%
Marco Pacelli c/o Suite 100 4190 Lougheed Highway Burnaby, BC V5C 6A8	nil	nil%
David Raffa c/o Suite 1400 1055 West Hastings Street Vancouver, BC V6E 2E9	75,000 (10)	**%
Directors and Executive Officers as a Group	4,993,175 (11)	1%

** Less than 1%

(1) Based on 31,536,948 shares of common stock issued and outstanding as of March 3, 2003. As of March 3, 2003, there were 5,437,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 1,987,500 exchangeable shares associated with the single share of Series A Preferred stock. Stock owned by E.W.G. Investments Ltd. of which Ms. Both is a controlling shareholder.

(3) Includes 1,762,500 shares owned by Pacific Western Mortgage Corporation of which Mr. Krebs is the sole shareholder. Of the 1,762,500 shares owned by Pacific Western Mortgage Corporation, 1,250,000 exchangeable shares are associated with the single share of Series A Preferred stock. Includes 581,397 shares owned by Margit Kristiansen, Mr. Krebs' wife. Mr. Krebs disclaims beneficial ownership of the shares owned by his wife. Includes 200,000 shares held in a self-directed registered retirement savings plan.

(4) Includes 1,250,000 exchangeable shares associated with the single share of Series A Preferred stock. Includes 36,778 shares which are owned by Janis Gurney, Mr. Hutton's wife, over which Mr. Hutton disclaims beneficial ownership. Includes options to acquire an aggregate of 261,667 shares of our common stock exercisable within the next 60 days. Includes 110,000 shares held in a self-directed registered retirement savings plan.

(5) Includes warrants to acquire an aggregate of 37,500 shares of our common stock issuable upon exercise of underlying share warrants, exercisable within the next 60 days.

(6) Includes options to acquire an aggregate of 318,833 shares of our common stock exercisable within the next 60 days.

(7) Includes options to acquire an aggregate of 150,000 shares of our common stock exercisable within the next 60 days.

(8) Includes options to acquire an aggregate of 150,000 shares of our common stock exercisable within the next 60 days.

(9) Includes options to acquire an aggregate of 100,000 shares of our common stock exercisable within the next 60 days.

(10) Includes options to acquire an aggregate of 75,000 shares of common stock exercisable within the next 60 days.

(11) Includes 2,500,000 exchangeable shares exchangeable into 2,500,000 shares of our common stock and options to acquire 1,055,500 shares of our common stock, all exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control persons that have occurred during the last fiscal year.

During the year ended December 31, 2002, we purchased from Pacific Western Mortgage Corporation, a company controlled by William Krebs, a shareholder and director of our company, consulting services totalling $16,512 [2001 - $11,867]. We believe that the fees we have paid for these consulting services are comparable to terms we could have obtained from independent third parties.

During the year ended December 31, 2002, Karina Ventures Inc., a company controlled by John Curry, a shareholder and former director of our company, was paid $879 [2001 - $24,508] for consulting services. We believe that the fees we have paid for these consulting services are comparable to terms we could have obtained from independent third parties.

During the year ended December 31, 2002, Morgan Sturdy, a director of our company, was paid $3,196 [2001 - $2,556] for directors' fees.

During the year ended December 31, 2002, David Scott, a director of our company, was paid $2,556 [2001 - $2,556] for directors' fees.

During the year ended December 31, 2002, Donald Calder, a director of our company, was paid $2,556 [2001 - $nil] for directors' fees.

During the year ended December 31, 2002, we sold to Innovatia, Inc., a shareholder of our company and a wholly-owned subsidiary of Aliant, Inc., and to NB Tel, also a wholly-owned subsidiary of Aliant, Inc., products and services totaling $586,265 [2001 - $202,011; 2000 - $68,649]. Aliant has appointed Robert Neal, the President of Innovatia, to our board of directors pursuant to an arrangement we have with them. At December 31, 2002, $nil [2001 - $219,489; 2000 - $484] is included in accounts receivable.

During the year ended December 31, 2002, we purchased from Innovatia, Inc., a shareholder of the Company and a wholly-owned subsidiary of Aliant, Inc., development and royalty services totaling $44,585 [2001 - $1,707,989; 2000 - $nil].

On February 27, 2001, we entered into a three-year development agreement with Innovatia Inc., an existing shareholder of our company and a wholly-owned subsidiary of Aliant Inc. Aliant had appointed Robert Neal, the President of Innovatia, to our board of directors pursuant to an arrangement we have with them until Mr. Neal resigned in March, 2003. The purpose of the agreement is to develop a carrier-classified unified communications product to which we will have exclusive title. Under the agreement, Innovatia will license certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration of the services provided, we agreed to pay $5.7 million over three years in quarterly installments of $475,000 commencing the quarter ended April 30, 2001. We had the option to pay for some or all of the services in cash or common shares. It is our intention to negotiate a non-exclusive licensing agreement with Aliant for use of the product.

On December 28, 2001, we and Innovatia agreed to terminate the three-year development agreement. In settlement of the services provided under this agreement, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142). Immediately thereafter, we repaid $132,059 (CDN$210,000) of the promissory note by issuing 500,000 common shares at a market price of $0.26 (CDN$0.42) per share. In accordance with the requirements of the Toronto Stock Exchange, the issuance of these common shares resulted in an equivalent reduction in the number of common shares reserved for issuance under our current stock option plan.

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $143,685 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The maximum amount payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the invoiced amount for a particular quarter exceeds $143,685 (CDN$226,678), we will carry forward the difference between the invoiced amount and $143,685 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.48 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $143,685 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $0.99 (CDN$1.56).

We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If we do not obtain additional approval for further issuances of common stock, we can only repay the remaining balance of the promissory note, if any, in cash.

On January 1, 2003, the maximum amount payable to Aliant was $287,371 (CDN$453,356). If we were to make the election to settle this amount with common shares, this would result in the issuance of an additional 1,259,323 shares of our common stock to Aliant for such quarterly payments.

On March 4, 2002, we and Innovatia signed a new development agreement. The agreement to develop a carrier-grade unified communications product is for the period January 1, 2002 to December 31, 2003. Innovatia will license certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration for these services, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of our products. On November 26, 2002, Innovatia terminated the development agreement. The royalty payments will continue for six months after the termination date.

We have negotiated all transactions with Aliant and its subsidiaries, including Innovatia, as if these companies were independent third parties. Our management believes that all of these transactions were completed on terms comparable to terms which we would have obtained from independent third parties.

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number/Description

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	Amended and Restated Bylaws (4)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (5)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (9)
5.1	Opinion of Jones Vargas (6)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and of James Jay Hutton, dated April 1, 1998 (1)
10.3	Employment Agreement between Voice Mobility Inc. and of William Gardiner, dated August 1, 1998 (1)
10.4	Employment Agreement between Voice Mobility Inc. and of Jason Corless, dated October 1, 1998 (1)
10.5	Employment Agreement between Voice Mobility Inc. and of Budd Stewart, dated June 20, 1999 (1)
10.6	Employment Agreement between Voice Mobility Inc. and of Geoff Heston, dated August 7, 1999 (1)
10.7	Acquisition Agreement of Voice Mobility Inc., dated June 24, 1999 (1)
10.8	Agreement and Plan of Distribution of Equity Capital Group, Inc., dated April 1, 1999 (1)
10.10	Debt Settlement Agreement with Maritime Tel & Tel, dated September 15, 1997(1)
10.11	Voting, Support and Exchange Trust Agreement, dated September 30, 1999 (1)
10.12	Debt Settlement Agreement with Pacific Western Mortgage Corporation, dated March 31, 1999 (1)
10.13	Debt Settlement Agreement with Ernest Weir Gardiner, dated March 31, 1999 (1)
10.14	Stock Purchase Agreement , dated April 1, 1999(1)
10.15	Form of Subscription Agreement, dated April 1, 1999 (1)
10.16	Exchange Agreement, dated July 5, 1999 (1)
10.17	Employment Agreement between Voice Mobility Inc. and Thomas G. O'Flaherty, dated January 1, 2000 (5)
10.18	Employment Agreement between Voice Mobility Inc. and David Grinstead, dated February 1, 2000 (5)
10.19	Form of Series B Preferred Stock Subscription Agreement, dated December 27, 2000 (5)
10.20	Form of Class I Stock Purchase Warrant, dated December 29, 2000 (5)
10.21	Escrow Agreement, as amended, dated December 29, 2000 (6)
10.22	Agency Agreement, dated April 3, 2001 (6)
10.23	Special Warrant Indenture, dated April 3, 2001 (6)
10.24	Share Warrant Indenture, dated April 3, 2001 (6)
10.25	Form of Subscription Agreements for Special Warrants (6)
10.26	LivingLAB Agreement Between Voice Mobility Inc. and Innovatia, dated February 27, 2001 (6)
10.27	Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended, dated April 25, 2001 (8)
10.28	Class K Stock Purchase Warrant, dated April 25, 2001 (6)
10.29	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated May 11, 2001 (7)
10.30	Non-Negotiable Promissory Note in favor or Interior Holdings Ltd., dated May 11, 2001 (7)
10.31	Form of Class L Stock Purchase Warrant , dated May 11, 2001 (7)
10.32	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 14, 2001(8)
10.33	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 14, 2001(8)
10.34	Form of Class M Stock Purchase Warrant, dated June 14, 2001 (8)
10.35	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 25, 2001 (8)
10.36	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 25, 2001 (8)
10.37	Form of Class N Stock Purchase Warrant, dated June 15, 2001 (8)
10.38	Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)
10.39	Settlement Agreement between Thomas O'Flaherty and the Company dated June 29, 2001 (8)
10.40	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (9)
10.41	Amended LivingLAB Agreement between Voice Mobility Inc. and Innovatia Inc., dated March 4, 2002(9)
10.42	Addendum to LivingLAB Agreement, dated December 28, 2001 (9)
10.43	Employment Agreement between Voice Mobility Inc. and James Hutton, dated April 1, 2000 (9)
10.44

Software License Agreement, dated June 13, 2002, between Aliant Telecom Inc. and Voice Mobility Inc. (Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Commission) (10)

10.45	Form of Subscription Agreement, dated July 26, 2002 and July 31, 2002 *
10.46	Employment Agreement between Voice Mobility Inc. and Marco Pacelli, dated October 1, 2002 *
10.47	Subscription Agreement, dated December 30, 2002, with Wilt Laird *
10.48	Subscription Agreement, dated December 30, 2002, with Margit Kristiansen *
10.49	Ikano Communications Agreement dated April 6, 2000 *
10.50	Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial S.A. de C.V. *
21.1*	Subsidiaries of our company
Voice Mobility Inc. (Canadian Corporation)
Voice Mobility Canada Limited (Canadian Corporation)
VM Sub Limited (Canadian Corporation)
Voice Mobility (US) Inc. (Nevada corporation)
23.1	Consent of Ernst & Young LLP

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

(2) Previously submitted with our Form 8-K, as filed on March 16, 2000.

(3) Previously submitted with our Form 10-KSB, as filed on March 30, 2000.

(4) Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(5) Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(6) Previously submitted with our Registration Statement on Form S-1, as originally filed on May 10, 2001.

(7) Previously submitted with our Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on June 7, 2001.

(8) Previously submitted with our Post-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on July 16, 2001.

(9) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(10) Previously submitted with our Amendment No. 2 to Form 10-Q/A as filed on January 10, 2003.

(b) Reports on Form 8-K

(1) On October 18, 2002, we filed a report on Form 8-K relating to a press release issued on October 18, 2002 announcing the departure of David Grinstead, our former Executive Vice President of Sales and Business Development and Jim Hewett, our former CFO.

(2) On October 21, 2002, we filed a report on Form 8-K related to a press release issued on October 21, 2002 announcing that we filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission to seek stockholder approval for the change in our jurisdiction of incorporation from Nevada to the federal jurisdiction of Canada.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

By: /s/ Harry Chan
Harry Chan
Controller
(Principal Accounting Officer)

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Randy G. Buchamer Randy G. Buchamer	Chief Executive Officer and Director	March 31, 2003

/s/ James J. Hutton	President and Director	March 31, 2003
James J. Hutton

/s/ William E. Krebs	Director	March 31, 2003
William E. Krebs

/s/ Donald Calder	Chairman of the Board and Director	March 31, 2003
Donald Calder

/s/ Morgan P. Sturdy	Director	March 31, 2003
Morgan P. Sturdy

/s/ F. David D. Scott	Director	March 31, 2003
F. David D. Scott

CERTIFICATIONS

I, Randy G. Buchamer, certify that:

1. I have reviewed this annual report on Form 10-K of Voice Mobility International Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to date a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a day within 90 days prior to the filing date of the report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Randy G. Buchamer
Signature:  Randy G. Buchamer
Title:     Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Voice Mobility International, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Randy Buchamer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Certified as of the filing date of the Form 10-K in the City of Burnaby.

/s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)