Form 10-K/A
VOICE MOBILITY INTERNATIONAL INC
filed 2003-05-06
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
NEVADA	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 - 4190 Lougheed Highway Burnaby, British Columbia, Canada	V5C 6A8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number  (604)  482-0000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

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

Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

2

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [ ]     No [X]

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

Our principal executive and head offices are located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada. Sales and marketing operations are primarily based out of our head office. Research, development and technical support are based out of our office located at 20 - 3818 Oak Street, Victoria, British Columbia, Canada. We have a one person research office in Nova Scotia, Canada. We also have sales staff residing in California and New York.

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

Other important strategic partners include:

Service Applications International Corporation (SAIC): SAIC is one of the leading system integrators in North America, capable of installing, integrating and managing our enhanced messaging software for a telecommunications carrier. In January, 2002, we entered into a strategic alliance agreement with SAIC whereby we agreed to work together to identify marketing opportunities to sell our product in Canada or the United States. Neither party is obligated to pay any consideration under this agreement.  We have also worked with SAIC in developing a legacy voicemail migration tool capable of migrating subscribers from aging legacy voicemail systems to our enhanced messaging software.

Telcordia: Telcordia has one of the most extensive testing and quality assurance facilities in North America for telecommunication products. Although we have no contractual relationship with Telcordia, we have worked with Telcordia in the development of product and testing requisites for carrier grade messaging products.  Through the extension of our current relationship and the product validation they have provided, Telcordia will continue to be a critical testing and validation partner. Telcordia is a wholly-owned subsidiary of SAIC.


NMS Communications: NMS provides communication boards, software interfaces for their hardware solutions, and access to a broad range of resources for sales, marketing and development. Although we have no contractual relationship with NMS, our close working relationship with NMS product teams allows us to augment their products with features of particular interest to our target market. NMS telephony cards and related software are used in our product as one of our product features.

TARA: Telecommunications Applications Research Alliance (TARA) gives us telecommunications expertise and potential access to investment funding, as well as full access to state-of-the-art lab telecommunications facilities through our on-site office and membership. TARA is a unique facility that combines cutting edge telecommunications research and development equipment with seed investment funding and business mentoring resources. This membership enhances our ability to develop new telecommunications services and products.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.

00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Item 2. Properties.

We lease an office facility located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8, which is approximately 2,000 square feet in size, at a basic rate of $16,126 (CDN$25,441) per year plus expenses. This lease expires on March 31, 2005. This is where our principal execute offices are located.

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

(1) The maximum number of options issuable under our stock option plan is 10,000,000, less 954,455 options that have been granted and exercised under the plan and less 500,000 options which the Toronto Stock Exchange made us take out of the plan in connection with a transaction with Aliant Inc. in December 2001.

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

During the last couple of years, we have evolved our sales model from a system centric focus which involves the sale of complete hardware and software systems that requires a significant capital commitment and involves low margins to a software centric focus which involves the sale of primarily software only and which involves high margins. As a result of this shift in our sales model, our costs of sales as a percentage of revenue has decreased steadily over the last several years from 31.5% in fiscal 2000 to 9.0% in fiscal 2002. We do not anticipate any further material decreases in our costs of sales as a percentage of revenues.

During the last year, we also increased our revenues from $358,191 for the 2001 fiscal year to $699,937 for the 2002 fiscal year. Since our product has been completed and tested, we anticipate that our revenues will continue to grow in the future, but the rate of growth will depend on when telecommunication companies decide to replace their legacy voicemail systems and implement new technology, like our enhanced messaging software. At this time, we cannot predict when telecommunications companies will adopt such technology and this causes uncertainty with respect to the rate of growth of our future revenues.

Results of Operations for the fiscal years ended December 31, 2002 and December 31, 2001

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

Net Loss

Our net loss was $3,908,709 and $10,292,557 for the fiscal years ended December 31, 2002 and 2001 respectively. The primary reason for the decrease in net loss is due to the implementation of our restructuring plan that involved the reduction in personnel between May 2001 to December 2002 of 34 employees and their related costs. Since inception through December 31, 2002, we have incurred aggregate net losses of $33.6 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the fiscal years ended December 31, 2001 compared to December 31, 2000

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

On December 30, 2002, we entered into two loan subscription agreements with two shareholders  (William Laird and Margit Kristiansen) whereby if we achieve certain milestones, we would receive an aggregate of $1,140,974 (CDN$1,800,000). Each of these lenders will advance $95,081 (CDN$150,000) on each of December 30, 2002, January 31, 2003 and February 28, 2003. In addition, each of these lenders will advance a further $95,081 (CDN$150,000) three days after we provide the lenders with a written notice that: (i) we have received gross revenues of $29,484 (CDN$46,800) prior to the end of April 30, 2003; (ii) we have received gross revenues of $44,226 (CDN$70,200) prior to the end of May 31, 2003; and (iii) we have received gross revenues of $50,122 (CDN$79,560) prior to the end of June 30, 2003. The notes are repayable on the earlier of the date which is one year following the effective date of the notes, or when our cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,584,686 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,584,686 (CDN$2,500,000). The notes bear interest at a rate of 8% per annum, which is payable quarterly. We have the option to repay the notes at any time subject to the payment of a 15% repayment premium.  In December 2002, we received $190,162 (CDN$300,000) as the first series of proceeds from the loan subscription agreement. The proceeds from the promissory notes were applied towards working capital purposes. Subsequent to the year ended December 31, 2002, in January 2003 and February 2003, we received the next two series of proceeds of $190,162 (CDN$300,000) each. These proceeds from the promissory notes were applied toward working capital purposes. We expect to receive the remaining series of proceeds of CDN$300,000 each in March 2003, April 2003 and May 2003. These notes are attached as Exhibits 10.47 and 10.48 to this annual report.

Financing activities resulted in net cash inflows of $9,730,855 for the fiscal year ended December 31, 2001.

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

Aliant Transactions

In February 2001, we entered into a three year development agreement with Innovatia Inc., a shareholder and a wholly-owned subsidiary of Aliant Inc. The purpose of the agreement is to develop a carrier classified product which we will exclusively own or license to Aliant to use as its primary hosted messaging solution for business and residential customers. Under the agreement, Innovatia will license certain intellectual property to us on a non-exclusive, non-transferable basis for use in the development and verification of our current products and will provide specific professional, project management, administrative and support services for the development, testing and verification of our product with an actual telecommunications company.

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

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $143,685 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant, pursuant to the software license agreement discussed below, in the quarter. The maximum amount payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the invoiced amount for a particular quarter exceeds $143,685 (CDN$226,678), we will carry forward the difference between the invoiced amount and $143,685 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.48 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

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

On March 4, 2002, we and Innovatia signed a new development agreement. The agreement to develop a carrier-grade unified communications product is for the period January 1, 2002 to December 31, 2003. Innovatia will license certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and will provide specific professional, project management, administrative and support services. In consideration for these services, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of our products.  On November 26, 2002, Innovatia terminated the development agreement. The royalty payments will continue for six months after the termination date.

In June 2002, we entered into a three-year software license agreement with Aliant Telecom Inc. The license agreement involves the licensing of our product to Aliant for its legacy voicemail replacement and further development of our product to satisfy Aliant's requirements.  As part of the agreement, Aliant paid us $0.7 million (CDN$1.125 million) as an initial payment which we received in August 2002. For the fiscal year ended December 31, 2002, we recognized as revenue $461,379 (CDN$724,504) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized as revenue when future product and services are delivered. At this time, we are unable to accurately predict when delivery will be made to Aliant because the timing of the delivery of services by us is based on extrinsic factors such as regulatory approval from the Canadian Radio Television and Telecommunications Commission, Aliant's customer demands, delivery and development costs, timing of development cycles, third party deliverables and deployment plans for class of services based on Aliant's customer segmentation. Revenue from the Aliant contract currently is material to the Company's overall business and financial condition.

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

The Independent Chartered Accountants' Report.

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000.

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

Voice Mobility International, Inc.

December 31, 2002 and 2001

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of

Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Ernst & Young LLP

Chartered Accountants

Vancouver, Canada,

March 7, 2003

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer	46	August 2001
James J. Hutton	President and Director	37	President - August 2001 Director - June 1999
Marco Pacelli	Executive Vice President, Sales	40	October 2002
David Raffa	Corporate Secretary	44	April 2000
William E. Krebs	Director	56	June 1999
David Scott	Director	68	April 2000
Morgan Sturdy	Director	50	April 2000
Donald A. Calder	Chairman of the Board of Directors, Director	58	Chairman of the Board of Directors - March 2003; Director - February 2002

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
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Marco Pacelli	1(1) 	1(1) 	Nil

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

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy Buchamner	Nil	$Nil	255,556	664,444	$0	$50,100 (2)
James J. Hutton	Nil	Nil	250,000	20,000	$0	$600 (3)
Thomas G. O'Flaherty	Nil	Nil	625,000	Nil	$0	$0
William Gardiner	Nil	Nil	160,000	Nil	$0	$0
David Grinstead	Nil	Nil	521,633	Nil	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2002 ($0.21 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Of the unexercisable options, 20,000 options have an exercise price of $0.18 and 450,000 options have an exercise price of $0.10.

(3) Of the unexercisable options, 20,000 options have an exercise price of $0.18.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Edith M. Both 843 Ida Lane Kamloops, BC V2B 6V2	2,650,000 (2)	7.9%
William E. Krebs c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	2,543,897 (3)	7.8%
James J. Hutton c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,658,445 (4)	5.0%
Innovatia Inc. 1305 Barrington Street PO Box 880 Stn. Central Halifax, NS B3J 2W3	1,318,671 (5)	4.2%
Randy Buchamer c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	315,833 (6)	1.0%
Morgan Sturdy c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	150,000 (7)	**%
David D. Scott c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	150,000 (8)	**%
Donald A. Calder c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	100,000 (9)	**%
Marco Pacelli c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	nil	nil%
David Raffa c/o 1400 - 1055 West Hastings Street Vancouver, BC V6E 2E9	75,000 (10)	**%
Directors and Executive Officers as a Group	4,993,175 (11)	1%

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

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $143,685 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant, pursuant to the software license agreement discussed below,  in the quarter. The maximum amount payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the invoiced amount for a particular quarter exceeds $143,685 (CDN$226,678), we will carry forward the difference between the invoiced amount and $143,685 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.48 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits Required by Item 601 of Regulation S-K

Exhibit Number/Description

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	- 82 - Amended and Restated Bylaws (4)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (5)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (9)
5.1	Opinion of Jones Vargas (6)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and of James Jay Hutton, dated April 1, 1998 (1)
10.3	Employment Agreement between Voice Mobility Inc. and of William Gardiner, dated August 1, 1998 (1)
10.4	Employment Agreement between Voice Mobility Inc. and of Jason Corless, dated October 1, 1998 (1)
10.5	Employment Agreement between Voice Mobility Inc. and of Budd Stewart, dated June 20, 1999 (1)
10.6	Employment Agreement between Voice Mobility Inc. and of Geoff Heston, dated August 7, 1999 (1)
10.7	Acquisition Agreement of Voice Mobility Inc., dated June 24, 1999 (1)
10.8	Agreement and Plan of Distribution of Equity Capital Group, Inc., dated April 1, 1999 (1)
10.10	Debt Settlement Agreement with Maritime Tel & Tel, dated September 15, 1997(1)
10.11	Voting, Support and Exchange Trust Agreement, dated September 30, 1999 (1)
10.12	Debt Settlement Agreement with Pacific Western Mortgage Corporation, dated March 31, 1999 (1)
10.13	Debt Settlement Agreement with Ernest Weir Gardiner, dated March 31, 1999 (1)
10.14	Stock Purchase Agreement , dated April 1, 1999(1)
10.15	Form of Subscription Agreement, dated April 1, 1999 (1)
10.16	Exchange Agreement, dated July 5, 1999 (1)
10.17	Employment Agreement between Voice Mobility Inc. and Thomas G. O'Flaherty, dated January 1, 2000 (5)
10.18	- 83 - Employment Agreement between Voice Mobility Inc. and David Grinstead, dated February 1, 2000 (5)
10.19	Form of Series B Preferred Stock Subscription Agreement, dated December 27, 2000 (5)
10.20	Form of Class I Stock Purchase Warrant, dated December 29, 2000 (5)
10.21	Escrow Agreement, as amended, dated December 29, 2000 (6)
10.22	Agency Agreement, dated April 3, 2001 (6)
10.23	Special Warrant Indenture, dated April 3, 2001 (6)
10.24	Share Warrant Indenture, dated April 3, 2001 (6)
10.25	Form of Subscription Agreements for Special Warrants (6)
10.26	LivingLAB Agreement Between Voice Mobility Inc. and Innovatia, dated February 27, 2001 (6)
10.27	Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended, dated April 25, 2001 (8)
10.28	Class K Stock Purchase Warrant, dated April 25, 2001 (6)
10.29	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated May 11, 2001 (7)
10.30	Non-Negotiable Promissory Note in favor or Interior Holdings Ltd., dated May 11, 2001 (7)
10.31	Form of Class L Stock Purchase Warrant , dated May 11, 2001 (7)
10.32	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 14, 2001(8)
10.33	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 14, 2001(8)
10.34	Form of Class M Stock Purchase Warrant, dated June 14, 2001 (8)
10.35	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 25, 2001 (8)
10.36	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 25, 2001 (8)
10.37	Form of Class N Stock Purchase Warrant, dated June 15, 2001 (8)
10.38	Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)
10.39	Settlement Agreement between Thomas O'Flaherty and the Company dated June 29, 2001 (8)
10.40	- 84 - Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (9)
10.41	Amended LivingLAB Agreement between Voice Mobility Inc. and Innovatia Inc., dated March 4, 2002(9)
10.42	Addendum to LivingLAB Agreement, dated December 28, 2001 (9)
10.43	Employment Agreement between Voice Mobility Inc. and James Hutton, dated April 1, 2000 (9)
10.44

Software License Agreement, dated June 13, 2002, between Aliant Telecom Inc. and Voice Mobility Inc. (Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Commission) (10)

10.45	Form of Subscription Agreement, dated July 26, 2002 and July 31, 2002 (11)
10.46	Employment Agreement between Voice Mobility Inc. and Marco Pacelli, dated October 1, 2002  (11)
10.47	Subscription Agreement, dated December 30, 2002, with William Laird  (11)
10.48	Subscription Agreement, dated December 30, 2002, with Margit Kristiansen (11)
10.49	Ikano Communications Agreement dated April 6, 2000 (11)
10.50	Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial S.A. de C.V. (11)
21.1*	Subsidiaries of our company
Voice Mobility Inc. (Canadian Corporation)
Voice Mobility Canada Limited (Canadian Corporation)
VM Sub Limited (Canadian Corporation)
Voice Mobility (US) Inc. (Nevada corporation)
23.1	Consent of Ernst & Young LLP (11)

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

(11) Previously submitted with our Form 10-K, as filed on April 1, 2003.

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

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
(Principal Executive Officer and
Principal Financial Officer)

By: /s/ Harry Chan
Harry Chan
Controller
(Principal Accounting Officer)

Date: May 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Randy G. Buchamer Randy G. Buchamer	Chief Executive Officer and Director	May 6, 2003

/s/ James J. Hutton	President and Director	May 6, 2003
James J. Hutton

/s/ William E. Krebs	Director	May 6, 2003
William E. Krebs


/s/ Morgan P. Sturdy	Director	May 6, 2003
Morgan P. Sturdy

/s/ F. David D. Scott	Director	May 6, 2003
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

Date: May 6, 2003

/s/ Randy G. Buchamer
Signature:  Randy G. Buchamer
Title:     Chief Executive Officer
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

/s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)