Form 10-Q
period 2003-05-15
VOICE MOBILITY INTERNATIONAL INC
filed 2003-05-15
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-27387
VOICE MOBILITY INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	33-0777819 (I.R.S. Employer Identification No.)
100 - 4190 Lougheed Hwy Burnaby, British Columbia, Canada V5C 6A8 (Address of principal executive offices)
(604) 482-0000
(Issuer's telephone number)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

 2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [ ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

32,199,449 shares of common stock issued and outstanding as of May 1, 2003. As of May 1, 2003, there were 4,775,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

3

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a) Consolidated Balance Sheets - March 31, 2003 and December 31, 2002

b) Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended March 31, 2003 and 2002

c) Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002

d) Notes to the Consolidated Financial Statements - March 31, 2003

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

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certification

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Nature of Operations and Basis of Presentation)
As at	March 31,	December 31,
	2003	2002
	$	$

ASSETS
Current
Cash and cash equivalents	227,403	97,996
Other receivables	15,706	19,429
Notes receivable (Note 3)	193,254	254,833
Deferred finance costs (Note 4 and 5)	123,910	59,426
Deferred contract costs	77,556	77,556
Prepaid expenses	57,174	68,467

Total current assets	695,003	577,707

Property and equipment [net of accumulated
amortization: March 31, 2003 - $2,873,909;
December 31, 2002 - $2,490,896]	537,833	736,549

	1,232,836	1,314,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	304,517	266,442
Accrued liabilities	150,839	183,206
Employee related payables	67,789	47,508
Deferred revenue	291,999	302,311
Series A promissory notes payable (Note 4)	509,266	473,821
Series B promissory notes payable (Note 5)	940,184	218,728
Current portion of promissory note payable (Note 6)	313,835	291,995

Total current liabilities	2,578,429	1,784,011

Promissory note payable (Note 6)	1,450,563	1,328,408

Total liabilities	4,028,992	3,112,419

Commitments and contingencies (Note 9)

Stockholders'deficiency (Note 8)
Common stock, $0.001 par value, authorized 100,000,000
31,536,948 outstanding [December 31, 2002 - 31,536,948]	31,537	31,537
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Series B Preferred stock, 585,698 outstanding	586	586
Additional paid-in capital	31,848,712	31,847,387
Accumulated deficit	(34,447,085)	(33,619,962)
Other accumulated comprehensive income	(229,907)	(57,712)

Total stockholders' deficiency	(2,796,156)	(1,798,163)

	1,232,836	1,314,256

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

 For the three months ended,
	March 31,	March 31,
	2003	2002
	$	$

Sales	29,742	169,489
Cost of sales	-	14,311

Gross Profit	29,742	155,178

Operating expenses
Sales and marketing	206,312	303,703
Research and development	214,130	331,916
General and administrative	359,533	545,543

	779,975	1,181,162

Loss from operations	750,233	1,025,984
Interest income	(1)	(3,096)
Interest expense	76,891	20,106

Net loss for the period	827,123	1,042,994
Foreign currency translation losses	172,195	478

Comprehensive loss for the period	999,318	1,043,472

Loss per share (Note 8[d])
Basic and diluted loss per share	(0.02)	(0.03)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the three months ended,
	March 31,	March 31,
	2003	2002
	$	$

OPERATING ACTIVITIES
Net loss for the period	(827,123)	(1,042,994)
Non-cash items included in net loss
Amortization	229,924	264,235
Stock based compensation	1,325	8,138
Bad debt expense	-	33
Loss on disposal of property and equipment	1,782	5,119
Amortization of deferred finance costs	31,066	-

	(563,026)	(765,469)
Net change in operating assets and liabilities	80,353	(61,782)

Cash used in operating activities	(482,673)	(827,251)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(11,257)
Proceeds on sale of property and equipment	9,847	3,940

Cash used in investing activities	(9,847)	(7,317)

FINANCING ACTIVITIES
Proceeds from series B promissory notes payable	603,703	-
Change in notes payable	-	(32,483)

Cash provided by financing activities	603,703	(32,483)

Effect of foreign currency on cash	1,470	(581)

Increase (decrease) in cash and cash equivalents	129,407	(867,632)
Cash and cash equivalents, beginning of period	97,996	1,732,200

Cash and cash equivalents, end of period	227,403	864,568

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2003
Unaudited

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Voice Mobility International, Inc., (the "Company") is a Nevada corporation engaged in the development and sales and marketing of enhanced messaging software through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company's enhanced messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company's principal geographic markets include North America, Europe and Asia.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $750,233 for the three-months ended March 31, 2003 [March 31, 2002 - $1,025,984] and has a working capital deficiency of $1,883,426 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financings. On December 30, 2002, the Company entered into loan subscription agreements with two shareholders for maximum loan advances of $1,226,325 (Cdn$1,800,000) subject to certain dates and achieving certain revenue milestones. As at May 15, 2003, $1,021,937 (Cdn$1,500,000) had been received in accordance with the terms of the agreements and the remaining loan advances are subject to revenue milestones for the period April 30, 2003 to June 30, 2003. Management plans to continue to seek other sources of financing on favorable terms, however, there are no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. Management expects revenues to increase in 2003 from the deployment of the enhanced message software suite which will afford the Company the ability to fund its daily operations and service its debt obligations. There are no assurances that the Company will be successful in achieving these goals.

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

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems. The Company derived 100% [three months ended March 31, 2002 - 91%] of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 0% [three months ended March 31, 2002 - 9%] of its revenues from sales by its US operations. Sales to one customer, Ikano Communications, comprised 69% of revenues for the three-months ended March 31, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 73% of revenues for the three months ended March 31, 2002.

3. NOTES RECEIVABLE

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

As at March 31, 2003, the former shareholder was delinquent in scheduled payments to the Company totaling $193,254.

In 2002, a shareholder and Director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

4. SERIES A PROMISSORY NOTES PAYABLE

	March 2003		December 2002

	US$	Cdn$	US$	Cdn$

Principal	442,840	650,000	412,018	650,000
Repayment premium	66,426	97,500	61,803	97,500

	509,266	747,500	473,821	747,500

On June 28, 2002, the Company issued an aggregate of $428,891 (Cdn$650,000) of Series A promissory notes to four shareholders. The notes are repayable on the earlier of June 27, 2003, or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,703,229 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,703,229 (Cdn$2,500,000).

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $66,425 (Cdn$97,500) has been recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the one year term to maturity. The notes bear interest at a rate of 8% per annum which is payable quarterly. As at March 31, 2003, accrued interest on the promissory notes is fully paid.

5. SERIES B PROMISSORY NOTES PAYABLE
	March 2003		December 2002

	US$	Cdn$	US$	Cdn$

Principal	817,550	1,200,000	190,162	300,000
Repayment premium	122,634	180,000	28,524	45,000
Accrued Interest	-	-	42	66

	940,184	1,380,000	218,728	345,066

On December 30, 2002, the Company entered into loan subscription agreements with two shareholders for maximum loan advances of $1,226,325 (Cdn$1,800,000). The receipt of the proceeds are subject to certain dates and achieving certain revenue milestones. A promissory note will be issued on the date each advance is made.

As at March 31, 2003, the Company had issued an aggregate of $817,550 (Cdn$1,200,000) of Series B promissory notes to two shareholders. The notes are repayable on the earlier of one year following the date of issue or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,703,229 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,703,229 (Cdn$2,500,000). Series B promissory notes were issued on December 30, 2002, January 31, 2003, February 28, 2003 and March 31, 2003.

The Company may repay the notes at any time subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $122,634 (Cdn$180,000) has been recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the one year term to maturity. The notes bear interest at a rate of 8% per annum which is payable quarterly. As at March 31, 2003, accrued interest on the promissory notes is fully paid.

Subsequent to March 31, 2003, the Company has issued an additional $204,387 (Cdn$300,000) of Series B promissory notes to two shareholders in accordance with the terms of the loan subscription agreements. The remaining loan advances are subject to revenue milestones for the period April 30, 2003 to June 30, 2003.

6. PROMISSORY NOTE PAYABLE
	March 2003		December 2002

	US$	Cdn$	US$	Cdn$

Principal	1,654,754	2,428,847	1,539,584	2,428,847
Accrued interest	109,644	160,934	80,819	127,501

	1,764,398	2,589,781	1,620,403	2,556,348
Less current portion	313,835	460,650	291,995	460,651

	1,450,563	2,129,131	1,328,408	2,095,697

The promissory note bears interest at prime plus 1% (prime rate at March 31, 2003 was 4.75%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $154,434 (Cdn$226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant and its subsidiaries in the quarter. The Maximum Amount Payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $154,434 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $154,434 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled at the lesser of $154,434 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

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

As of March 31, 2003, the current portion is calculated as $313,835 (Cdn$460,650) which consists of the Maximum Amount Payable. If the Company made the election to settle the amount due on April 1, 2003 with common shares, this would result in the issuance of an additional 1,316,146 shares of common stock.

7. DEVELOPMENT AGREEMENT

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

During the three months ended March 31, 2003, the Company has recorded $nil to cost of sales for the royalties payable under the development agreement. [Three months ended March 31, 2002 - $126.]

8. SHARE CAPITAL

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

As at March 31, 2003 the holders of the Exchangeable Shares are entitled to 5,437,500 individual votes in all matters of Voice Mobility International, Inc. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On April 4, 2003, a holder of Exchangeable Shares exchanged 662,500 Exchangeable Shares into 662,500 common shares of the Company for no additional consideration.

[b] Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:
		Options Outstanding

	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2002	2,278,269	6,267,276	0.10 - 7.25	$1.57
Options granted	(621,000)	621,000	0.25	$0.25
Options forfeited	1,720,777	(1,720,777)	0.19 - 6.88	$1.94

Balance, March 31, 2003	3,378,046	5,167,499	0.10 - 7.25	$1.29

[c] Warrants

As at March 31, 2003, the Company has the following common stock warrants outstanding:
	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Series F warrants	1,250,000	2.25	November 30, 2003
Series K warrants	100,000	1.50	April 25, 2004
Special Warrants	3,250,000	Cdn. $2.25	April 3, 2003
Compensation Options	650,000	Cdn. $2.00	April 3, 2003
Compensation Warrants	325,000	Cdn. $2.25	April 3, 2003
Series O warrants	500,000	0.25	July 26, 2005
Series P warrants	700,000	0.30	July 31, 2003
Series Q warrants	377,667	Cdn. $0.45	July 31, 2003

	7,152,667

[d] Loss per share

The following table sets forth the computation of basic and diluted loss per share for the three months ended:
	March 31, 2003 $	March 31, 2003 $

Numerator:

Net loss for the period	(827,123)	(1,042,994)

Denominator:

Weighted average number of common stock outstanding	31,536,948	27,793,226
Weighted average number of common stock issuable on
exercise of exchangeable shares	5,437,500	6,455,556

Average number of common stock and common stock
equivalents outstanding	36,974,448	34,248,782

Loss per share:

Basic and diluted loss per share	(0.02)	(0.03)

[e] Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the three-month period ended March 31, 2003 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 2.5 years [three-month period ended March 31, 2002 - 2.5 years], a risk free interest rate of 3.57% [three-month period ended March 31, 2002 - 3.26%] and an expected volatility of 169% [three-month period ended March 31, 2002 - 159%]. The weighted average fair value of options granted in the three-month period ended March 31, 2003 was $0.25 [three-month period ended March 31, 2002 - $0.10]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:
	Three month period ended March 31, 2003 $	Three month period ended March 31, 2002 $

Net loss attributable to common shareholders	(827,123)	(1,042,994)
Compensation expense included in reported net loss	1,325	8,138
Compensation expense determined under the fair value method	(158,859)	(402,126)

Pro forma net loss	(984,657)	(1,436,982)

Basic and diluted loss per share
As reported	(0.02)	(0.03)
Pro forma	(0.03)	(0.04)

9. COMMITMENTS AND CONTINGENCIES

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

10. SUBSEQUENT EVENTS

[a] On April 30, 2003, the Company issued an aggregate of Cdn$300,000 of Series B promissory notes to two shareholders.

[b] On April 3, 2003, special warrants, compensation option warrants and compensation warrants, comprising of 4,225,000 warrants expired unexercised.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications that an entity has issued. The disclosure provisions of FIN 45 are effective for financial statements of interim periods ending after December 15, 2002; however, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included at page 19 of this quarterly report.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

Results of Operations for the Three-Month Periods ended March 31, 2003 and March 31, 2002:

Sales

Sales for the three-month period ended March 31, 2003 were $29,742, compared to $169,489 for the three-month period ended March 31, 2002 representing a 83% decrease. The decrease in sales is attributed to the decrease in the volume of goods sold (and not to decreases in price) compared to the same period last year. Sales for the three-month period ended March 31, 2003 were from recognition of deferred revenue from 2000 and support services. Sales for the three-month period ended March 31, 2002 were from software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales to one customer, Ikano Communications, comprised 69% of revenue for the three months ended March 31, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 73% of revenues for the three months ended March 31, 2002.

In April 2000, we entered into a license agreement with Ikano Communications, Inc. and received $250,000 for the installation and set up of our enhanced messaging software. The $250,000 was deferred and is being recognized ratably over the term of the agreement. For the three-month period ended March 31, 2003, we have recognized $20,833 of the deferred amount.

Cost of sales

Cost of sales were $nil and $14,311 for the three-month periods ended March 31, 2003 and 2002 respectively, representing a 100% decrease. We did not record any cost of sales for the three-month period ended March 31, 2003 as all revenue earned in the quarter was recognized deferred revenue. Cost of sales for the three-month period ended March 31, 2002 were comprised of localization costs, royalty cost and the amortization of the telephony hardware, software licenses, and installation costs of previous versions of our product at existing customer locations (which used to be sold as a complete product including hardware and software).

The decrease in cost of sales was primarily attributed to the decrease of sales for three-month period ended March 31, 2003.

Operating Expenses

Total operating costs for the three-month period ended March 31, 2003 were $779,975 compared to $1,181,162 for the three-month period ended March 31, 2002. The decrease in total costs of $401,187, or 34%, was primarily attributable to the continued implementation of our restructuring plan to conserve cash and to reduce our monthly cash burn rate. The plan resulted in a significant reduction in costs and the reduction in personnel was the primary method used to reduce our operating costs. For the three-month period ended March 31, 2003, an aggregate of eight employees were laid off which resulted in a net aggregate monthly savings of approximately $13,000. The total cost of the restructuring plan for the three-month period ended March 31, 2003 was $46,000.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $206,312 and $303,703 for the three-month periods ended March 31, 2003 and March 31, 2002 respectively, representing a decrease of $97,391 or 32%.

The decrease of $97,391 in sales and marketing expense is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our sales and marketing department by seven persons between April 1, 2002 and March 31, 2003.

Research and Development

Our research and development costs were $214,130 and $331,916 respectively for the three-month periods ended March 31, 2003 and March 31, 2002 respectively, representing a decrease of $117,786 or 36%. These costs reflect employee stock option compensation cost of $nil and $8,138 for the three-month periods ended March 31, 2003 and 2002 respectively.

The decrease of $117,786 (net of stock based compensation) in research and development expense between the three-month period ended March 31, 2003 and 2002, is primarily a result of a decrease in research and development personnel, data and voice transmission, and related facility costs. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our research and development department by nine developers between April 1, 2002 and March 31, 2003.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $359,533 and $545,543 for the three month periods ended March 31, 2003 and March 31, 2002 respectively, representing a decrease of $186,010 or

34% in our general and administrative costs. These costs reflect employee stock option compensation cost of $1,325 and $nil for the three-month periods ended March 31, 2003 and 2002 respectively.

The decrease of $186,010 (net of stock based compensation) in general and administrative costs between the three-month periods ended March 31, 2003 and 2002, is a result of a decrease in personnel costs, professional and legal costs, consulting fees, lease of office space, and general administrative costs. We decreased administrative personnel by 3 persons between April 1, 2002 and March 31, 2003.

Interest Income

Interest income was $1 and $3,096 for the three-month periods ended March 31, 2003 and 2002 respectively. For the three-month period ended March 31, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from March 31, 2003 to March 31, 2002.

Interest Expense

Our interest expense was $76,891 and $20,106 for the three-month period ended March 31, 2003 and 2002 respectively. The increase in interest expense resulted from the increase in financing activities for the three-month period ended March 31, 2003, including the Series A and Series B promissory notes payable.

Income Taxes

For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $827,123 and $1,042,994 for the three month period ended March 31, 2003 and 2002 respectively. The primary reason for the decrease in net loss is due to the implementation of our restructuring plan that involved the reduction in personnel between April 2002 to March 2003 of 19 employees and their related costs.

Since inception through March 31, 2003, we have incurred aggregate net losses of $34.4 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2003, we had $227,403 in cash and cash equivalents and a working capital deficiency of $1,883,426.

Operating Activities

Our operating activities resulted in net cash outflows of $482,673 for the three-month period ended March 31, 2003. Operating activities resulted in net cash outflows $2.6 million and $7.6 million respectively for the years ended December 31, 2002 and 2001. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $9,847 for the three-month period ended March 31, 2003. Investing activities resulted in net cash outflows of $0.01 million and $0.9 million respectively for the years ended December 31, 2002 and 2001. The investing activities in fiscal 2002 was limited due to our cash conservation plans and in 2001 consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our then growing employee headcount, and our research and development needs including test equipment. At March 31, 2003, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $603,703 for the three month period ended March 31, 2003 from the issuance of Series B promissory notes.

On June 28, 2002, we received $428,891 (CDN$650,000) from the issuance of Series A promissory notes bearing interest at 8% per annum payable quarterly. The notes also include a 15% repayment premium due on settlement. The notes are repayable on the earlier of June 27, 2003 or when our net revenues plus any proceeds we receive from any financing exceed $1,703,229 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation or other reorganization the result of which the successor corporation has working capital of more than $1,703,229 (CDN$2,500,000). The proceeds from the promissory notes were applied towards working capital purposes.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

On December 30, 2002, we entered into two loan subscription agreements (Series B promissory notes) with two shareholders (William Laird and Margit Kristiansen) whereby if we achieve certain milestones, we would receive an aggregate of $1,226,325 (CDN$1,800,000). Each of these lenders will advance $102,194 (CDN$150,000) on each of December 30, 2002, January 31, 2003 and February 28, 2003. In addition, each of these lenders will advance a further $102,194 (CDN$150,000) three days after we provide the lenders with a written notice that: (i) we have received gross revenues of $29,484 (CDN$46,800) prior to the end of April 30, 2003; (ii) we have received gross revenues of $44,226 (CDN$70,200) prior to the end of May 31, 2003; and (iii) we have received gross revenues of $50,122 (CDN$79,560) prior to the end of June 30, 2003. The notes are repayable on the earlier of the date which is one year following the effective date of the notes, or when our cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,703,229 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,703,229 (CDN$2,500,000). The notes bear interest at a rate of 8% per annum payable quarterly. The notes also include a 15% repayment premium due on settlement. In December 2002, we received $204,387 (CDN$300,000) as the first series of proceeds from the loan subscription agreement. The proceeds from the promissory notes were applied towards working capital purposes. Subsequent to the year ended December 31, 2002, in January 2003 and February 2003, we received the next two series of proceeds of $190,162 (CDN$300,000) each. These proceeds from the promissory notes were applied toward working capital purposes. Although we did not meet the milestones as outlined in the agreements, the lenders continued to advance funds in March and April 2003, in order for us to meet our working capital requirements. As of May 1, 2003, we have received $1,021,937 (CDN$1,500,000) proceeds from these promissory notes. We expect to receive the remaining advance of $204,387 (CDN$300,000) in May 2003.

Financing activities resulted in net cash inflows of $926,533 and $9,730,855 for the fiscal years ended December 31, 2002 and 2001 respectively.

Aliant Transactions

In February 2001, we entered into a three year development agreement with Innovatia Inc., a shareholder and a wholly-owned subsidiary of Aliant Inc. The purpose of the agreement was to develop a carrier classified product which we would exclusively own or license to Aliant to use as its primary hosted messaging solution for its business and residential customers. Under the agreement, Innovatia would license certain intellectual property to us on a non-exclusive, non-transferable basis for use in the development and verification of our current products and would provide specific professional, project management, administrative and support services for the development, testing and verification of our product with an actual telecommunications company.

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

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $154,434 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant, pursuant to the software license agreement discussed below, in the quarter. The maximum amount payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the invoiced amount for a particular quarter exceeds $154,434 (CDN$226,678), we will carry forward the difference between the invoiced amount and $154,434 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.48 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $154,434 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $0.99 (CDN$1.56).

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

On March 4, 2002, we and Innovatia signed a new development agreement. The purpose of this agreement was to develop a carrier-grade unified communications product for the period January 1, 2002 to December 31, 2003. Innovatia would license certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and would provide specific professional, project management, administrative and support services. In consideration for these services, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received from the sale of our products. On November 26, 2002, Innovatia terminated the development agreement. The royalty payments will continue for six months after the termination date.

In June 2002, we entered into a three-year software license agreement with Aliant Telecom Inc. The license agreement involves the licensing of our product to Aliant for its legacy voicemail replacement and further development of our product to satisfy Aliant's requirements. As part of the agreement, Aliant paid us $0.7 million (CDN$1.125 million) as an initial payment which we received in August 2002. For the fiscal year ended December 31, 2002, we recognized as revenue $461,379 (CDN$724,504) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized as revenue when future product and services are delivered. At this time, we are unable to accurately predict when delivery will be made to

Aliant because the timing of the delivery of services by us is based on extrinsic factors such as regulatory approval from the Canadian Radio Television and Telecommunications Commission, Aliant's customer demands, delivery and development costs, timing of development cycles, third party deliverables and deployment plans for class of services based on Aliant's customer segmentation. Revenue from the Aliant contract currently is material to the Company's overall business and financial condition.

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

As at March 31, 2003, we had a working capital deficiency of $1,883,426. On December 30, 2002, we arranged a debt financing in the form of the Series B promissory notes whereby we have available to us, subject to meeting certain milestones, $1,226,325 (CDN$1,800,000) which we feel will fund operations through to the end of June, 2003. As of May 1, 2003, we have received $1,021,937 (CDN$1,500,000) proceeds from these promissory notes. We anticipate that we will have to raise additional cash beyond the Series B promissory notes of a minimum of $1.0 million no later than June 30, 2003, to provide us with approximately $800,000 in working capital to continue our normal operations. If we raise less than our targeted amount by that date, we will attempt to negotiate alternate repayment plans on both the Series A and Series B promissory notes currently outstanding.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through March 31, 2003, we have incurred aggregate net losses of $34.4 million. Our loss from operations for the fiscal year ended December 31, 2002 was $3.8 million. We also incurred a loss from operations for each of the years ended December 31, 2001 and 2000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that revenues will increase, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph on our independent chartered accountants' report on the December 31, 2002 consolidated financial statements. The audited or unaudited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

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

We hold no patents on our technology and may not be able to protect our proprietary technology.

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

Sales to one customer, Ikano Communications, comprised 69% of our revenue for the three month period ended March 31, 2003. Sales to one customer, Aliant, Inc. and its subsidiaries comprised 84% of our revenue in the year ended December 31, 2002 and 56% in the year ended December 31, 2001. Sales to three customers comprised 93% of revenues in the year ended December 31, 2000. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The market for unified messaging software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including Commworks, Comverse, Glenayre, Sema Oryx, Lucent and others have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line which may provide a more comprehensive solution than our current solutions. Increased competition in the unified messaging industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $1,653,906 (CDN$2,427,604) remains outstanding at March 31, 2003. The amount payable each quarter is the lesser of $154,434 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The quarterly amounts payable, if any, will be due on or before the first business day following the quarter end date. On October 1, 2002, the amount payable was $154,434 (CDN$226,678), on December 31, 2002, the amount payable was $154,434 (CDN$226,678) and on March 31, 2003, the amount payable was $4,967 (CDN$7,294) for total payments owing of $313,835 (CDN$460,650). We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination of cash and common shares. After December 31, 2004, we are required to pay any amount of the promissory note, which remains unpaid through the issuance of our common shares. If all or a significant portion of these payments were made in shares of our common stock, this would result in substantial additional dilution in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this quarterly report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Other than as set out above, to our knowledge we are not a party to any other litigation as at May 15, 2003. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	Amended and Restated Bylaws (4)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (5)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (9)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	27 Employment Agreement between Voice Mobility Inc. and of James Jay Hutton, dated April 1, 1998 (1)
10.3	Employment Agreement between Voice Mobility Inc. and of William Gardiner, dated August 1, 1998 (1)
10.4	Employment Agreement between Voice Mobility Inc. and of Jason Corless, dated October 1, 1998 (1)
10.5	Employment Agreement between Voice Mobility Inc. and of Budd Stewart, dated June 20, 1999 (1)
10.6	Employment Agreement between Voice Mobility Inc. and of Geoff Heston, dated August 7, 1999 (1)
10.7	Acquisition Agreement of Voice Mobility Inc., dated June 24, 1999 (1)
10.8	Agreement and Plan of Distribution of Equity Capital Group, Inc., dated April 1, 1999 (1)
10.10	Debt Settlement Agreement with Maritime Tel & Tel, dated September 15, 1997(1)
10.11	Voting, Support and Exchange Trust Agreement, dated September 30, 1999 (1)
10.12	Debt Settlement Agreement with Pacific Western Mortgage Corporation, dated March 31, 1999 (1)
10.13	Debt Settlement Agreement with Ernest Weir Gardiner, dated March 31, 1999 (1)
10.14	Stock Purchase Agreement , dated April 1, 1999(1)
10.15	Form of Subscription Agreement, dated April 1, 1999 (1)
10.16	Exchange Agreement, dated July 5, 1999 (1)
10.17	Employment Agreement between Voice Mobility Inc. and Thomas G. O'Flaherty, dated January 1, 2000 (5)
10.18	Employment Agreement between Voice Mobility Inc. and David Grinstead, dated February 1, 2000 (5)
10.19	Form of Series B Preferred Stock Subscription Agreement, dated December 27, 2000 (5)
10.20	Form of Class I Stock Purchase Warrant, dated December 29, 2000 (5)
10.21	Escrow Agreement, as amended, dated December 29, 2000 (6)
10.22	Agency Agreement, dated April 3, 2001 (6)
10.23	Special Warrant Indenture, dated April 3, 2001 (6)
10.24	Share Warrant Indenture, dated April 3, 2001 (6)
10.25	Form of Subscription Agreements for Special Warrants (6)
10.26	28 LivingLAB Agreement Between Voice Mobility Inc. and Innovatia, dated February 27, 2001 (6)
10.27	Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended, dated April 25, 2001 (8)
10.28	Class K Stock Purchase Warrant, dated April 25, 2001 (6)
10.29	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated May 11, 2001 (7)
10.30	Non-Negotiable Promissory Note in favor or Interior Holdings Ltd., dated May 11, 2001 (7)
10.31	Form of Class L Stock Purchase Warrant , dated May 11, 2001 (7)
10.32	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 14, 2001(8)
10.33	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 14, 2001(8)
10.34	Form of Class M Stock Purchase Warrant, dated June 14, 2001 (8)
10.35	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 25, 2001 (8)
10.36	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 25, 2001 (8)
10.37	Form of Class N Stock Purchase Warrant, dated June 15, 2001 (8)
10.38	Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)
10.39	Settlement Agreement between Thomas O'Flaherty and the Company dated June 29, 2001 (8)
10.40	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (9)
10.41	Amended LivingLAB Agreement between Voice Mobility Inc. and Innovatia Inc., dated March 4, 2002(9)
10.42	Addendum to LivingLAB Agreement, dated December 28, 2001 (9)
10.43	Employment Agreement between Voice Mobility Inc. and James Hutton, dated April 1, 2000 (9)
10.44

Software License Agreement, dated June 13, 2002, between Aliant Telecom Inc. and Voice Mobility Inc. (Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Commission) (10)

10.45	Form of Subscription Agreement, dated July 26, 2002 and July 31, 2002 (11)
10.46	29 Employment Agreement between Voice Mobility Inc. and Marco Pacelli, dated October 1, 2002 (11)
10.47	Subscription Agreement, dated December 30, 2002, with William Laird (11)
10.48	Subscription Agreement, dated December 30, 2002, with Margit Kristiansen (11)
10.49	Ikano Communications Agreement dated April 6, 2000 (11)
10.50	Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial S.A. de C.V. (11)
10.51*	Form of Subscription Agreement and Promissory Note, dated June 28, 2002 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes.
99.1*	Section 906 Certification of Randy Buchamer, dated May 14, 2003

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

(7) Previously submitted with our Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on June 7, 2001.

(8) Previously submitted with our Post-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on July 16, 2001.

(9) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(10) Previously submitted with our Amendment No. 2 to Form 10-Q/A as filed on January 10, 2003.

(11) Previously submitted with our Form 10-K, as filed on April 1, 2003.

(b) Reports on Form 8-K:

1) On January 9, 2003, we filed a report on Form 8-K relating to a press release issued on January 9, 2003 announcing we had secured CDN$1.8 million in the form of a line of credit.

2) On March 17, 2003, we filed a report on Form 8-K relating to a press release issued on March 17, 2003 announcing the appointment of Don Calder as Chairman and the departure of Bob Neal from our Board.

3) On March 24, 2003, we filed a report on Form 8-K relating to a press release issued on March 24, 2003 announcing the withdrawal of our Form S-4 and the Amendment No. 1 to Form S-4 filed on October 21, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Dated: May 15, 2003

CERTIFICATION

I, Randy G. Buchamer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Voice Mobility International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer