Form 10-Q
period 2003-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2003-08-14
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

33,524,448 shares of common stock issued and outstanding as of August 1, 2003. As of August 1, 2003, there were 3,450,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

3

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a) Consolidated Balance Sheets - June 30, 2003 and December 31, 2002

b) Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended June 30, 2003 and 2002 and Six Months Ended June 30, 2003 and 2002

c) Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002

d) Notes to the Consolidated Financial Statements - June 30, 2003

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

Signatures

Certification

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Nature of Operations and Basis of Presentation)

As at

	June 30,	December 31,
	2003	2002
	$	$

ASSETS
Current
Cash and cash equivalents	62,270	97,996
Other receivables	14,152	19,429
Notes receivable (Note 3)	190,406	254,833
Deferred finance costs (Notes 4 and 5)	141,929	59,426
Deferred contract costs	81,631	77,556
Prepaid expenses	62,280	68,467

Total current assets	552,668	577,707

Property and equipment [net of accumulated
amortization: June 30, 2003 - $3,318,961;
December 31, 2002 - $2,490,896]	382,694	736,549

	935,362	1,314,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	280,784	266,442
Accrued liabilities	164,970	183,206
Employee related payables	63,479	47,508
Deferred revenue	291,476	302,311
Series A promissory notes payable (Notes 4 and 10[a])	564,352	473,821
Series B promissory notes payable (Notes 5 and 10[a])	1,558,478	218,728
Current portion of promissory note payable (Note 6)	341,856	291,995

Total current liabilities	3,265,395	1,784,011

Promissory note payable (Note 6)	1,606,260	1,328,408

Total liabilities	4,871,655	3,112,419
Commitments and contingencies (Note 9)

Stockholders' deficiency (Note 8)
Common stock, $0.001 par value, authorized 100,000,000
33,524,448 outstanding [December 31, 2002 - 31,536,948]	33,524	31,537
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Series B Preferred stock, 585,698 outstanding	586	586
Additional paid-in capital	31,845,400	31,847,387
Accumulated deficit	(35,286,226)	(33,619,962)
Other accumulated comprehensive income	(529,578)	(57,712)

Total stockholders' deficiency	(3,936,293)	(1,798,163)

	935,362	1,314,256

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

	Three Months ended June 30		Six Months ended June 30
	2003	2002	2003	2002
	$	$	$	$

Sales	24,887	23,842	54,629	193,330
Cost of sales	-	130	-	14,440

Gross Profit	24,887	23,712	54,629	178,890

Operating expenses
Sales and marketing	181,793	278,382	388,105	582,085
Research and development	174,352	263,007	388,482	594,923
General and administrative	393,372	667,473	752,905	1,213,016

	749,517	1,208,862	1,529,492	2,390,024

Loss from operations	724,630	1,185,150	1,474,863	2,211,134
Interest income	-	(1,459)	(1)	(4,555)
Interest expense	114,512	21,092	191,402	41,198

Net loss for the period	839,142	1,204,783	1,666,264	2,247,777
Foreign currency translation losses	299,671	19,742	471,866	20,219

Comprehensive loss for the period	1,138,813	1,224,525	2,138,130	2,267,996

Net loss per share (Note 8[d])
Basic and diluted net loss per share	(0.02)	(0.04)	(0.04)	(0.07)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the six months ended,
	June 30, 2003	June 30, 2003
	$	$

OPERATING ACTIVITIES
Net loss for the period	(1,666,264)	(2,247,777)
Non-cash items included in net loss
Amortization	420,010	533,959
Stock based compensation	-	15,160
Bad debt expense	(30,462)	(20,049)
Loss on disposal of property and equipment	2,025	14,356
Amortization of deferred finance costs	88,762	-

	(1,185,929)	(1,704,351)
Net change in operating assets and liabilities	80,748	53,915

Cash used in operating activities	(1,105,181)	(1,650,436)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(45,456)
Proceeds on sale of property and equipment	11,183	47,904

Cash provided (used) in investing activities	11,183	2,448

FINANCING ACTIVITIES
Proceeds from series A promissory notes payable	-	428,891
Proceeds from series B promissory notes payable	1,032,229	-
Net repayments of promissory note payable	-	(13,192)
Dividend paid on preferred stock	-	(90,186)

Cash provided by financing activities	1,032,229	325,513

Effect of foreign currency on cash	26,043	5,032

Increase (decrease) in cash and cash equivalents	(35,726)	(1,317,443)
Cash and cash equivalents, beginning of period	97,996	1,732,200

Cash and cash equivalents, end of period	62,270	414,757

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2003
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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

The Company incurred an operating loss of $1,474,863 for the six-months ended June 30, 2003 [June 30, 2002 - $2,211,134] and has a working capital deficiency of $2,712,727 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financings. The Company has received conditional approval from the Toronto Stock Exchange to restructure its existing debt as described in Notes 10[a], [b] and [c]. As a result of the restructuring, the Company may receive gross proceeds of up to $742,115 (CDN$1,000,000) in connection with the issuance of the Series D promissory notes and the common stock units. As of August 13, 2003, the Company has received $54,289 (CDN$75,000) proceeds from the sale of the Series D promissory notes and $83,677 (CDN$115,600) proceeds from the sale of common shares and warrants. Management plans to continue to seek other sources of financing on favorable terms, however, there are no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. Management expects revenues to increase in 2003 from the deployment of the enhanced message software suite which will afford the Company the ability to fund its daily operations and service its debt obligations. There are no assurances that the Company will be successful in achieving these goals.

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

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems. The Company derived 73% [six months ended June 30, 2002 - 92%] of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 27% [six months ended June 30, 2002 - 8%] of its revenues from sales by its US operations. Sales to Ikano Communications comprised 38% and sales to Haddad Advanced Technology Company comprised 27% of revenues for the six-months ended June 30, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 64% of revenues for the six months ended June 30, 2002.

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

As at June 30, 2003, the former shareholder was delinquent in scheduled payments to the Company totaling $190,406.

In 2002, a shareholder and Director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

4. SERIES A PROMISSORY NOTES PAYABLE

	June 2003		December 2002
	US$	Cdn$	US$	Cdn$

Principal	482,375	650,000	412,018	650,000
Repayment premium	72,356	97,500	61,803	97,500
Accrued Interest	9,621	12,964.	0	0

	564,352	760,464	473,821	747,500

On June 28, 2002, the Company issued an aggregate of $428,891 (Cdn$650,000) of Series A promissory notes to four shareholders. The notes were repayable on the earlier of June 27, 2003, or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,855,288 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,855,288 (Cdn$2,500,000). We did not repay the Series A promissory notes on their maturity date of June 27, 2003.

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $72,356 (Cdn$97,500) has been recorded as an increase to the promissory notes balance and as a deferred financing cost. As at June 30, 2003, the deferred financing cost was fully amortized to interest expense. The notes bear interest at a rate of 8% per annum, which is payable quarterly. As at June 30, 2003, accrued interest on the promissory notes was $9,621.

5. SERIES B PROMISSORY NOTES PAYABLE
	June 2003		December 2002
	US$	Cdn$	US$	Cdn$

Principal	1,335,807	1,800,000	190,162	300,000
Repayment premium	200,371	270,000	28,524	45,000
Accrued Interest	22,300	30,050	42	66

	1,558,478	2,100,050	218,728	345,066

On December 30, 2002, the Company entered into loan subscription agreements with two shareholders for maximum loan advances of $1,335,807 (Cdn$1,800,000). The receipt of the proceeds was subject to certain dates and achieving certain revenue milestones. A promissory note was issued on the date each advance was made.

As at June 30, 2003, the Company had issued an aggregate of $1,335,807 (Cdn$1,800,000) of Series B promissory notes to two shareholders. The notes are repayable on the earlier of one year following the date of issue or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,855,287 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,855,288 (Cdn$2,500,000). The Series B promissory notes were issued on December 30, 2002, January 31, 2003, February 28, 2003, March 31, 2003, April 30, 2003 and May 31, 2003.

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $200,371 (Cdn$270,000) has been recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over one year. The notes bear interest at a rate of 8% per annum which is payable quarterly. As at June 30, 2003, accrued interest on the promissory notes was $22,300.

6. PROMISSORY NOTE PAYABLE
	June 2003		December 2002
	US$	Cdn$	US$	Cdn$

Principal	1,802,484	2,428,847	1,539,584	2,428,847
Accrued interest	145,632	196,239	80,819	127,501

	1,948,116	2,625,086	1,620,403	2,556,348
Less current portion	341,856	460,651	291,995	460,651

	1,606,260	2,164,435	1,328,408	2,095,697

The promissory note bears interest at prime plus 1% (prime rate at June 30, 2003 was 5.0%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $168,221 (Cdn$226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant and its subsidiaries in the quarter. The Maximum Amount Payable for the first two quarters ended June 30, 2002 was $nil, due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the Invoiced Amount for a particular quarter exceeds $168,221 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $168,221 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled at the lesser of $168,221 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

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

As of June 30, 2003, the current portion is calculated as $341,856 (Cdn$460,651) which consists of the amounts due for the quarters ended September 30, 2002 [$168,221 (Cdn$226,678)], December 31, 2002 [$168,221 (Cdn$226,678)], and March 31, 2003 [$4,967 (Cdn$7,295)]. If the Company made the election to settle the amount due on July 1, 2003 with common shares, this would result in the issuance of an additional 2,303,255 shares of common stock.

7. DEVELOPMENT AGREEMENT

On March 4, 2002, the Company and Innovatia signed a development agreement to develop enhanced messaging software for the period January 1, 2002 to December 31, 2003. Innovatia licensed certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and provided specific professional, project management, administrative and support services. In consideration for these services, the Company agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of the Company's products. On November 26, 2002, Innovatia terminated the development agreement. In accordance with the agreement, the royalty payments are to be payable on gross revenue for six months after the termination date. As at June 30, 2003, the Company accrued $51,723 (Cdn$69,697) for the royalty payments.

 8. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 share of common stock, par value $.001 per share and up to 1,000,000 shares of preferred stock, par value $.001 per share.

In connection with the 1999 recapitalization of VMI, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly-owned subsidiary of the Company. Each VM Canada Exchangeable Share is exchangeable for one of the Company's common shares at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one of the Company's common shares. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

As at June 30, 2003 the holders of the Exchangeable Shares are entitled to 3,450,000 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b] Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:
		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2002	2,278,269	6,267,276	0.10 - 7.25	$1.57
Options granted	(785,000)	785,000	0.17 - 0.27	$0.26
Options forfeited	2,294,594	(2,294,594)	0.19 - 6.88	$2.50

Balance, June 30, 2003	3,787,863	4,757,682	0.12 - 7.25	$1.16

[c] Warrants

As at June 30, 2003, the Company has the following common stock warrants outstanding:
	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Series F warrants	1,250,000	2.25	November 30, 2003
Series K warrants	100,000	1.50	April 25, 2004
Series O warrants	500,000	0.25	July 26, 2005
Series P warrants	700,000	0.30	July 31, 2003
Series Q warrants	377,667	Cdn. $0.45	July 31, 2003

	2,927,667

On July 28, 2003, the date of expiry for the Series P warrants and Series Q warrants was extended from July 31, 2003 to January 31, 2004.

[d] Net loss per share

The following table sets forth the computation of basic and diluted loss per share for the three months ended:
	Three Months ended June 30		Six Months ended June 30
	2003 $	2002 $	2003 $	2002 $
Numerator:

Net loss for the period	(839,142)	(1,204,783)	(1,666,264)	(2,247,777)
Dividends paid on preferred stock	-	(90,186)	-	(90,186)

	(839,142)	(1,294,969)	(1,666,264)	(2,337,963)

Denominator:

Weighted average number of common stock outstanding	32,337,772	28,294,386	31,939,572	28,045,191
Weighted average number of common stock issuable on
exercise of exchangeable shares	4,636,676	5,954,396	5,034,876	6,203,591

Average number of common stock and common stock
equivalents outstanding	36,974,448	34,248,782	36,974,448	34,248,782

Net loss per share:

Basic and diluted net loss per share	(0.02)	(0.04)	(0.04)	(0.07)

[e] Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the six-month period ended June 30, 2003 was estimated using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 2.5 years [six-month period ended June 30, 2002 - 2.5 years], a risk free interest rate of 3.57% [six-month period ended June 30, 2002 - 3.26%] and an expected volatility of 171% [six-month period ended June 30, 2002 - 159%]. The weighted average fair value of options granted in the six-month period ended June 30, 2003 was $0.20 [six-month period ended June 30, 2002 - $0.11]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

	Three Months ended June 30		Six Months ended June 30
	2003 $	2002 $	2003 $	2002 $

Net loss attributable to common shareholders	(839,142)	(1,294,969)	(1,666,264)	(2,337,963)
Compensation expense included in reported net loss	(1,325)	7,022	-	15,160
Compensation expense determined under the fair value method	(90,910)	(434,868)	(249,769)	(837,014)

Pro forma net loss	(931,377)	(1,722,815)	(1,916,033)	(3,159,817)

Basic and diluted net loss per share
As reported	(0.02)	(0.04)	(0.04)	(0.07)
Pro forma	(0.03)	(0.05)	(0.05)	(0.09)

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

10. SUBSEQUENT EVENTS

[a] On July 4, 2003, the Company received conditional approval from the Toronto Stock Exchange to convert the Series A promissory notes (CDN$650,000 principal amount), the Series B promissory notes (CDN$1,800,000 principal amount) and the Series B preferred shares (CDN$2,372,526 stated amount) into Series C promissory notes issued by our subsidiary, Voice Mobility Inc. In accordance with the terms of the Series A and Series B promissory notes, the Company will pay the 15% repayment fee owed to the holders of such notes in common shares of the Company at a price of $0.315 (CDN$0.425) per share. In consideration of agreeing to the restructuring, the Company will issue to the holders of the Series A and Series B promissory notes and the Series B preferred shares one share purchase warrant for each $1.11 (CDN$1.50) of principal amount of the Series C promissory notes. The warrants will be exercisable for a period of five years at an exercise price of $0.315 (CDN $0.425) per share.

[b] The Company has also received approval from the Toronto Stock Exchange for the issuance of up to $371,058 (CDN$500,000) of Series D promissory notes. The Company will issue one share purchase warrant for every $0.74 (CDN$1.00) in principal amount of the Series D promissory notes. The warrants will be exercisable for five years at an exercise price of $0.315 (CDN$0.425) per share.

[c] The Company has also received approval from the Toronto Stock Exchange for the issuance of up to 1,176,471 units of the Company at $0.315 (CDN$0.425) per unit. Each unit is comprised of one common share and one share purchase warrant to purchase an additional common share for a period of five years at an exercise price of $0.315 (CDN$0.425) per share.

[d] On July 28, 2003, the date of expiry for the Series P warrants and Series Q warrants was extended from July 31, 2003 to January 31, 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to consolidated unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Voice Mobility International, Inc. is engaged in the development and sales and marketing of unified voice messaging software through its wholly-owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming form at or medium.

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

Results of Operations for the Three-Month Periods ended June 30, 2003 and June 30, 2002:

Sales

Sales for the three-month period ended June 30, 2003 were $24,887, compared to $23,842 for the three-month period ended June 30, 2002 representing a 4% increase. Sales for the three-month period ended June 30, 2003 were from recognition of deferred revenue from 2001 and support services. Sales for the three-month period ended June 30, 2002 were from recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales to one customer, Haddad Advanced Technology Company, comprised 59% of revenue for the three months ended June 30, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 65% of revenues for the three months ended June 30, 2002.

Cost of sales

Cost of sales were $nil and $130 for the three-month periods ended June 30, 2003 and 2002 respectively, representing a 100% decrease. We did not record any cost of sales for the three-month period ended June 30, 2003 as all revenue earned in the quarter was recognized deferred revenue. Cost of sales for the three-month period ended June 30, 2002 was comprised of royalty costs.

The decrease in cost of sales was primarily attributed to the decrease of sales for three-month period ended June 30, 2003.

Operating Expenses

Total operating costs for the three-month period ended June 30, 2003 were $749,517compared to $1,208,862 for the three-month period ended June 30, 2002. The decrease in total costs of $459,345, or 38%, was primarily attributable to the continued implementation of our restructuring plan to conserve cash and to reduce our monthly cash burn rate. The reduction in personnel was the primary method used to reduce our operating costs. During the three month period ended June 30, 2003, we employed 20 individuals and during the three month period ended June 30, 2002 we employed 35 individuals. The difference of 15 employees resulted in a net monthly savings of $77,500. Our restructuring plan has resulted in a significant reduction in ongoing operating costs.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $181,793 and $278,382 for the three-month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $96,589 or 35%.

The decrease of $96,589 in sales and marketing expense is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our sales and marketing department by three persons between July 1, 2002 and June 30, 2003.

Research and Development

Our research and development costs were $174,352 and $263,007 respectively for the three-month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $88,655 or 34%. These costs reflect employee stock option compensation cost of $nil and $6,033 for the three-month periods ended June 30, 2003 and 2002 respectively.

The decrease of $82,622(net of stock based compensation) in research and development expense between the three-month period ended June 30, 2003 and 2002, is primarily a result of a decrease in research and development personnel, data and voice transmission, and related facility costs. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our research and development department by nine developers between July 1, 2002 and June 30, 2003.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $393,372and $667,473 for the three month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $274,101or 41% in our general and administrative costs.

The decrease of $274,101 in general and administrative costs between the three-month periods ended June 30, 2003 and 2002, is a result of a decrease in personnel costs, professional and legal costs, consulting fees, lease of office space, and general administrative costs. We decreased administrative personnel by two persons between July 1, 2002 and June 30, 2003.

Interest Income

Interest income was $nil and $1,459 for the three-month periods ended June 30, 2003 and 2002 respectively. For the three-month period ended June 30, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from June 30, 2003 to June 30, 2002.

Interest Expense

Our interest expense was $114,512 and $21,092 for the three-month period ended June 30, 2003 and 2002 respectively. The increase in interest expense resulted from the increase in financing activities for the three-month period ended June 30, 2003 (Series B promissory notes payable).

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $839,142 and $1,204,783 for the three-month period ended June 30, 2003 and 2002 respectively. The primary reason for the decrease in net loss is due to the implementation of our restructuring plan that involved the reduction in personnel between July 2002 to June 2003 of 14 employees and their related costs.

Since inception through June 30, 2003, we have incurred aggregate net losses of $35 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Six-Month Periods ended June 30, 2003 and June 30, 2002:

Sales

Sales for the six-month period ended June 30, 2003 were $54,629, compared to $193,330 for the six-month period ended June 30, 2002 representing a 72% decrease. The decrease in sales is attributed to the decrease in the volume of goods sold (and not to decreases in price) compared to the same period last year. Sales for the six-month period ended June 30, 2003 were from recognition of deferred revenue from 2000 and support services. Sales for the six-month period ended June 30, 2002 were from software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales to two customers, Ikano Communications and Haddad Advanced Technology Company, comprised 65% of revenue for the six months ended June 30, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 65% of revenues for the six months ended June 30, 2002.

Cost of sales

Cost of sales were $nil and $14,440 for the six-month periods ended June 30, 2003 and 2002 respectively, representing a 100% decrease. We did not record any cost of sales for the six-month period ended June 30, 2003 as all revenue earned in the quarter was recognized deferred revenue. Cost of sales for the six-month period ended June 30, 2002 were comprised of localization costs, royalty cost and the amortization of the telephony hardware, software licenses, and installation costs of previous versions of our product at existing customer locations (which used to be sold as a complete product including hardware and software).

The decrease in cost of sales was primarily attributed to the decrease of sales for six-month period ended June 30, 2003.

Operating Expenses

Total operating costs for the six-month period ended June 30, 2003 were $1,529,492 compared to $2,390,024 for the six-month period ended June 30, 2002. The decrease in total costs of $860,532, or 36%, was primarily attributable to the continued implementation of our restructuring plan to conserve cash and to reduce our monthly cash burn rate. The plan resulted in a significant reduction in costs and the reduction in personnel was the primary method used to reduce our operating costs. For the six-month period ended June 30, 2003, we decreased the number of employees by eight which resulted in a net monthly savings of $39,364 compared to the six months ended June 30, 2002.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $388,105 and $582,085 for the six-month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $193,980 or 33%.

The decrease of $193,980 in sales and marketing expense is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our sales and marketing department by 3 persons between July 1, 2002 and June 30, 2003.

Research and Development

Our research and development costs were $388,482 and $594,923 respectively for the six-month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $206,441 or 35%. These costs reflect employee stock option compensation cost of $nil and $14,171 for the six-month periods ended June 30, 2003 and 2002 respectively.

The decrease of $192,270 (net of stock based compensation) in research and development expense between the six-month period ended June 30, 2003 and 2002, is primarily a result of a decrease in research and development personnel, data and voice transmission, and related facility costs. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our research and development department by 9 developers between July 1, 2002 and June 30, 2003.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $752,905 and $1,213,016 for the six month periods ended June 30, 2003 and June 30, 2002 respectively, representing a decrease of $460,111 or 38% in our general and administrative costs. These costs reflect employee stock option compensation cost of $nil and $989 for the six-month periods ended June 30, 2003 and 2002 respectively.

The decrease of $459,122 (net of stock based compensation) in general and administrative costs between the six-month periods ended June 30, 2003 and 2002, is a result of a decrease in personnel costs, professional and legal costs, consulting fees, lease of office space, and general administrative costs. We decreased administrative personnel by 2 persons between July 1, 2002 and June 30, 2003.

Interest Income

Interest income was $1 and $4,555 for the six-month periods ended June 30, 2003 and 2002 respectively. For the six-month period ended June 30, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from June 30, 2003 to June 30, 2002.

Interest Expense

Our interest expense was $191,402 and $41,198 for the six-month period ended June 30, 2003 and 2002 respectively. The increase in interest expense resulted from the increase in financing activities for the six-month period ended June 30, 2003, including the Series A and Series B promissory notes payable.

Income Taxes

For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $1,666,265 and $2,247,777 for the six month period ended June 30, 2003 and 2002 respectively. The primary reason for the decrease in net loss is due to the implementation of our restructuring plan that involved the reduction in personnel between July 2002 to June 2003 of 14 employees and their related costs.

Since inception through June 30, 2003, we have incurred aggregate net losses of $35 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2003, we had $62,270 in cash and cash equivalents and a working capital deficiency of $2,712,727.

Operating Activities

Our operating activities resulted in net cash outflows of $1,105,181 for the six-month period ended June 30, 2003. Operating activities resulted in net cash outflows of $2.6 million and $7.6 million respectively for the years ended December 31, 2002 and 2001. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $11,183 for the six-month period ended June 30, 2003. Investing activities resulted in net cash outflows of $0.01 million and $0.9 million respectively for the years ended December 31, 2002 and 2001. The investing activities in fiscal 2002 was limited due to our cash conservation plans and in 2001 consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our then growing employee headcount, and our research and development needs including test equipment. At June 30, 2003, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $1,032,229 for the six month period ended June 30, 2003 from the issuance of Series B promissory notes.

On June 28, 2002, we received $428,891 (CDN$650,000) from the issuance of Series A promissory notes bearing interest at 8% per annum payable quarterly. The notes also include a 15% repayment premium due on settlement. The notes were repayable on the earlier of June 27, 2003 or when our net revenues plus any proceeds we receive from any financing exceed $1,855,288 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation or other reorganization the result of which the successor corporation has working capital of more than $1,855,288 (CDN$2,500,000). We did not repay the notes on their maturity date of June 27, 2003. The proceeds from the promissory notes were applied towards working capital purposes.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

On December 30, 2002, we entered into two loan subscription agreements (Series B promissory notes) with two shareholders (William Laird and Margit Kristiansen) whereby if we achieve certain milestones, we would receive an aggregate of $1,335,807 (CDN$1,800,000). Each of these lenders advanced $111,317 (CDN$150,000) on each of December 30, 2002, January 31, 2003 and February 28, 2003. In addition, each of these lenders advanced a further $111,317 (CDN$150,000) three days after we provide the lenders with a written notice that: (i) we have received gross revenues of $34,731 (CDN$46,800) prior to the end of April 30, 2003; (ii) we have received gross revenues of $52,096 (CDN$70,200) prior to the end of May 31, 2003; and (iii) we have received gross revenues of $59,043 (CDN$79,560) prior to the end of June 30, 2003. The notes are repayable on the earlier of the date which is one year following the effective date of the notes, or when our cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,855,288 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,855,288 (CDN$2,500,000). The notes bear interest at a rate of 8% per annum payable quarterly. The notes also include a 15% repayment premium due on settlement. In December 2002, we received $190,162 (CDN$300,000) as the first series of proceeds from the loan subscription agreement. The proceeds from the promissory notes were applied towards working capital purposes. Subsequent to the year ended December 31, 2002, in January 2003 and February 2003, we received the next two series of proceeds of $199,667 (CDN$300,000) each. These proceeds from the promissory notes were applied toward working capital purposes. Although we did not meet the milestones as outlined in the agreements, the lenders continued to advance funds in March, April and May 2003, in order for us to meet our working capital requirements. As of August 1, 2003, we have received $1,335,807 (CDN$1,800,000) proceeds from these promissory notes.

Financing activities resulted in net cash inflows of $1,032,229, $926,533 and $9,730,855 for the six-month ended June 30, 2003 and for the fiscal years ended December 31, 2002 and 2001 respectively.

Restructuring of Existing Debt

On July 4, 2003, we received conditional approval from the Toronto Stock Exchange of the following:

- conversion of the Series A promissory notes (CDN$650,000 principal amount) into Series C promissory notes in the principal amount of CDN$650,000 issued by our subsidiary, Voice Mobility Inc.;

- conversion of Series B promissory notes (CDN$1,800,000 principal amount) into Series C promissory notes in the principal amount of CDN$1,800,000 issued by our subsidiary, Voice Mobility Inc.;

- conversion of Series B preferred shares (CDN$2,372,526 stated amount) into Series C promissory notes in the principal amount of CDN$2,372,526;

- payment of the 15% repayment fee on the Series A and Series B promissory notes in our common shares at $0.315 (CDN$0.425) per share;

- issuance to the holders of the Series A and Series B promissory notes and the Series B preferred stock of one share purchase warrant for each $1.11 (CDN$1.50) principal amount of Series C promissory notes, with such warrants being exercisable at $0.315 (CDN$0.425) per share for a period of five years;

- issuance of up to $371,058 (CDN$500,000) of Series D promissory notes by our subsidiary, Voice Mobility Inc., together with one share purchase warrant for each $0.74 (CDN$1.00) principal of Series D promissory note, with such share purchase warrants being exercisable at $0.315 (CDN$0.425) per share for a period of five years; and

- issuance of up to 1,176,471 units at $0.315 (CDN$0.425) per unit, each unit comprised of one common share and one share purchase warrant, with such share purchase warrants being exercisable at $0.315 (CDN$0.425) per share for a period of five years.

The Series C promissory notes will earn interest at the rate of 8% per annum and will mature on December 31, 2005. We have agreed to repay the Series C promissory notes at a rate equal to 10% of our subsidiaries' gross sales as and when generated. Repayment of the Series C promissory notes will be secured against the assets of our subsidiary, Voice Mobility Inc. and we will guarantee repayment of the Series C promissory notes.

The Series D promissory notes will be issued by our subsidiary, Voice Mobility Inc. The Series D promissory notes will earn interest at the rate of 8% per annum and will mature on December 31, 2005.

The share purchase warrants issued in connection with the Series C and Series D promissory notes will have a call feature by which we can demand exercise of the share purchase warrants if our common stock trades at a price equal to or greater than three times the applicable exercise price for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

As a result of the restructuring, we may receive gross proceeds of up to $742,115 (CDN$1,000,000) in connection with the issuance of the Series D promissory notes and the units. As of August 13, 2003, we have received $54,289 (CDN$75,000) proceeds from the sale of the Series D promissory notes and $83,677 (CDN$115,600) proceeds from the sale of common shares and warrants.

Aliant Transactions

In February 2001, we entered into a three-year development agreement with Innovatia Inc., a shareholder and a wholly owned subsidiary of Aliant Inc. The purpose of the agreement was to develop a carrier classified product that we would exclusively own or license to Aliant to use as its primary hosted messaging solution for its business and residential customers. Under the agreement, Innovatia would license certain intellectual property to us on a non-exclusive, non-transferable basis for use in the development and verification of our current products and would provide specific professional, project management, administrative and support services for the development, testing and verification of our product with an actual telecommunications company.

On December 28, 2001, Innovatia and Voice Mobility Inc. agreed to terminate the three-year development agreement. In settlement of the services provided under this agreement, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142). Immediately thereafter, we repaid $132,059 (CDN$210,000) of the promissory note by issuing 500,000 common shares at a market price of $0.26 (CDN$0.42) per share.

The promissory note bears interest at prime plus 1% (prime rate at June 30, 2003 was 5.0%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $168,221 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant, pursuant to the software license agreement discussed below, in the quarter. The maximum amount payable, if any, for the first two quarters ended June 30, 2002 will be due on October 1, 2002. All subsequent amounts payable, if any, will be due on or before the first business day following the quarter end date. In the event the invoiced amount for a particular quarter exceeds $168,221 (CDN$226,678), we will carry forward the difference between the invoiced amount and $168,221 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.56 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $168,221 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $1.16 (CDN$1.56).

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

On July 1, 2003, the maximum amount payable to Aliant was $341,856 (CDN$460,651). If we were to make the election to settle this amount with common shares, this would result in the issuance of an additional 2,303,255 shares of our common stock to Aliant for such quarterly payments.

On March 4, 2002, Innovatia and Voice Mobility Inc. signed a new development agreement. The purpose of this agreement was to develop a carrier-grade unified communications product for the period January 1, 2002 to December 31, 2003. Innovatia would license certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and would provide specific professional, project management, administrative and support services. In consideration for these services, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received from the sale of our products. On November 26, 2002, Innovatia terminated the development agreement. In accordance with the agreement, the royalty payments are to be payable on gross revenue for six months after the termination date.

In June 2002, we entered into a three-year software license agreement with Aliant Telecom Inc. The license agreement involves the licensing of our product to Aliant for its legacy voicemail replacement and further development of our product to satisfy Aliant's requirements. As part of the agreement, Aliant paid us $0.7 million (CDN$1.125 million) as an initial payment, which we received in August 2002. For the fiscal year ended December 31, 2002, we recognized as revenue $461,379 (CDN$724,504) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized as revenue when future product and services are delivered. At this time, we are unable to accurately predict when delivery will be made to Aliant because the timing of the delivery of services by us is based on extrinsic factors such as regulatory approval from the Canadian Radio Television and Telecommunications Commission, Aliant's customer demands, delivery and development costs, timing of development cycles, third party deliverables and deployment plans for class of services based on Aliant's customer segmentation. Revenue from the Aliant contract currently is material to the Company's overall business and financial condition.

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2003 generated through the replacement of legacy voice mail systems.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. Even if we were to receive additional revenues beyond the revenues that we expect to be generated from our contract with Aliant, we anticipate that we will have negative cash flows during the year ended December 31, 2003. Management projects that we will require an additional $3.0 to $3.5 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Sales and Marketing	$700,000 - $800,000
General and Administrative	$800,000 - $900,000
Research and Development	$750,000 - $850,000
Capital Expenditures	$50,000 - $100,000
Working capital	$400,000 - $500,000
Debt
Payment of interest on promissory notes	$300,000 - $350,000
Total	$3,000,000 - $3,500,000

As at June 30, 2003, we had a working capital deficiency of $2,712,727. On December 30, 2002, we arranged a debt financing in the form of the Series B promissory notes whereby we had available to us, subject to meeting certain milestones, $1,335,807 (CDN$1,800,000) which we used to fund operations through to the middle of July, 2003. As noted above, on July 4, 2003, we received conditional approval from the Toronto Stock Exchange for the sale of up to $371,058 (CDN$500,000) in Series D promissory notes and $371,058 (CDN$500,000) of common shares and warrants in equity private placements. We believe that the funds raised from this debt/equity financing will fund operations through to the beginning of November, 2003. As of August 13, 2003, we have received $54,289 (CDN$75,000) proceeds from the sale of the Series D promissory notes and $83,677 (CDN$115,600) proceeds from the sale of common shares and warrants. We anticipate that we will have to raise additional cash of a minimum of $1.2 million no later than October 15, 2003 to provide us with working capital to continue our normal operations. Our debt obligations in terms of the Series A and Series B promissory notes when converted into the Series C promissory notes will extend the maturity date of these notes to December 31, 2005.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our operating results and financial position.

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

Software revenue is recognized under SOP 97-2 when persuasive evidence of an arrangement exists, when all elements essential to the functionality of the software including installation and training are delivered in accordance with the terms and conditions of the customer contracts, when the fee is fixed or determinable, and when collection is reasonably assured. Fees are considered fixed or determinable if the contracts are similar to others for which we have a standard business practice and a history of successful collection under the original payment terms.

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

Software Development Costs

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs will be capitalized and amortized on a product-by-product basis.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates, made by us and our management, in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $3.0 and $3.5 million to carry out our business plan in the next twelve months, and we may need to raise additional funds to:

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

We have a history of losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through June 30, 2003, we have incurred aggregate net losses of $35 million. Our loss from operations for the fiscal year ended December 31, 2002 was $3.8 million and for the six months ended June 30, 2003 was $1.5 million. We also incurred a loss from operations for each of the years ended December 31, 2001 and 2000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Our success and ability to compete depends to a significant degree on the proprietary technology. If any of our competitors copies or otherwise gains access to the proprietary technology or develops similar software independently, we would not be able to compete as effectively. The measures we take to protect the proprietary technology and other intellectual property rights are currently based upon a combination of copyright, trade secret and trademark laws, but may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

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

Sales to two customers, Ikano Communications and Haddad Advanced Technology Company, comprised 65% of revenue for the six months ended June 30, 2003. Sales to one customer, Aliant, Inc. and its subsidiaries comprised 84% of our revenue in the year ended December 31, 2002 and 56% in the year ended December 31, 2001. Sales to three customers comprised 93% of revenues in the year ended December 31, 2000. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The market for unified messaging software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products, which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including UTStarcom, Comverse, Glenayre, Sema Oryx, Lucent and others have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Increased competition in the unified messaging industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

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

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $1,948,116 (CDN$2,625,086) remains outstanding at June 30, 2003. The amount payable each quarter is the lesser of $168,221 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The quarterly amounts payable, if any, will be due on or before the first business day following the quarter end date. On October 1, 2002 the amount payable was $168,221 (CDN$226,678) on December 31, 2002 the amount payable was $168,221 (CDN$226,678) on March 31, 2003 the amount payable was $4,967 (CDN$7,295) and on June 30, 2003 the amount payable was $nil (CDN$nil) for total payments owing of $341,856 (CDN$460,651). We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination of cash and common shares. After December 31, 2004, we are required to pay any amount of the promissory note, which remains unpaid through the issuance of our common shares. If all or a significant portion of these payments were made in shares of our common stock, this would result in substantial additional dilution in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities.

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

On December 31, 2001, Budd Stewart, a former employee of our subsidiary, filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia (Vancouver Registry), alleging that his employment was terminated and that we breached the terms of stock option agreement. The relief sought by Mr. Stewart is damages under several causes of action for an aggregate of approximately $1,825,892. In our Statement of Defence, we deny that there was an existing employment agreement with Mr. Stewart and deny that we have breached the terms of any stock option agreement. We believe that there is no substantive merit to the claims made by Mr. Stewart and we intend to vigorously defend the action. In October 2002 and June 2003, the parties conducted examinations for discovery. A trial date has been scheduled for November 2003.

Other than as set out above, to our knowledge we are not a party to any other litigation as at August 14, 2003. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Changes in Securities and Use of Proceeds.

On April 4, 2003, in connection with the exercise of exchangeable shares of Voice Mobility Canada Limited, we issued 662,500 common shares for no additional consideration to one non-U.S. person in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933.

On June 20, 2003, in connection with the exercise of exchangeable shares of Voice Mobility Canada Limited we issued 1,325,000 common shares for no additional consideration to one non-U.S. person in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual general meeting of shareholders on June 12, 2003 in Vancouver, British Columbia, Canada.

Two proposals were approved by the shareholders at the annual general meeting as follows.

1) The following directors were elected at the annual general meeting: Mr. James J. Hutton, Randy G. Buchamer, William E. Krebs, F. David D. Scott, Morgan Sturdy, and Donald A. Calder. Each of these directors were elected for a one-year term expiring at the annual meeting of shareholders to be held in 2004. Each director that was elected received 21,544,899 votes for and 600 votes abstaining.

2) The selection of Ernst & Young LLP., Chartered Accountants, as independent chartered accountants for the year ending December 31, 2003 was ratified and the proposed board of directors were authorized to fix the remuneration of the auditors. The shareholders approved this proposal with 21,544,999 votes for and 500 votes against.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	Amended and Restated Bylaws (4)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (5)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (9)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and of James Jay Hutton, dated April 1, 1998 (1)
10.3	Employment Agreement between Voice Mobility Inc. and of William Gardiner, dated August 1, 1998 (1)
10.4	Employment Agreement between Voice Mobility Inc. and of Jason Corless, dated October 1, 1998 (1)
10.5	Employment Agreement between Voice Mobility Inc. and of Budd Stewart, dated June 20, 1999 (1)
10.6	Employment Agreement between Voice Mobility Inc. and of Geoff Heston, dated August 7, 1999 (1)
10.7	Acquisition Agreement of Voice Mobility Inc., dated June 24, 1999 (1)
10.8	30 Agreement and Plan of Distribution of Equity Capital Group, Inc., dated April 1, 1999 (1)
10.10	Debt Settlement Agreement with Maritime Tel & Tel, dated September 15, 1997(1)
10.11	Voting, Support and Exchange Trust Agreement, dated September 30, 1999 (1)
10.12	Debt Settlement Agreement with Pacific Western Mortgage Corporation, dated March 31, 1999 (1)
10.13	Debt Settlement Agreement with Ernest Weir Gardiner, dated March 31, 1999 (1)
10.14	Stock Purchase Agreement , dated April 1, 1999(1)
10.15	Form of Subscription Agreement, dated April 1, 1999 (1)
10.16	Exchange Agreement, dated July 5, 1999 (1)
10.17	Employment Agreement between Voice Mobility Inc. and Thomas G. O'Flaherty, dated January 1, 2000 (5)
10.18	Employment Agreement between Voice Mobility Inc. and David Grinstead, dated February 1, 2000 (5)
10.19	Form of Series B Preferred Stock Subscription Agreement, dated December 27, 2000 (5)
10.20	Form of Class I Stock Purchase Warrant, dated December 29, 2000 (5)
10.21	Escrow Agreement, as amended, dated December 29, 2000 (6)
10.22	Agency Agreement, dated April 3, 2001 (6)
10.23	Special Warrant Indenture, dated April 3, 2001 (6)
10.24	Share Warrant Indenture, dated April 3, 2001 (6)
10.25	Form of Subscription Agreements for Special Warrants (6)
10.26	LivingLAB Agreement Between Voice Mobility Inc. and Innovatia, dated February 27, 2001 (6)
10.27	Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended, dated April 25, 2001 (8)
10.28	Class K Stock Purchase Warrant, dated April 25, 2001 (6)
10.29	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated May 11, 2001 (7)
10.30	Non-Negotiable Promissory Note in favor or Interior Holdings Ltd., dated May 11, 2001 (7)
10.31	Form of Class L Stock Purchase Warrant , dated May 11, 2001 (7)
10.32	31 Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 14, 2001(8)
10.33	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 14, 2001(8)
10.34	Form of Class M Stock Purchase Warrant, dated June 14, 2001 (8)
10.35	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 25, 2001 (8)
10.36	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 25, 2001 (8)
10.37	Form of Class N Stock Purchase Warrant, dated June 15, 2001 (8)
10.38	Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)
10.39	Settlement Agreement between Thomas O'Flaherty and the Company dated June 29, 2001 (8)
10.40	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (9)
10.41	Amended LivingLAB Agreement between Voice Mobility Inc. and Innovatia Inc., dated March 4, 2002(9)
10.42	Addendum to LivingLAB Agreement, dated December 28, 2001 (9)
10.43	Employment Agreement between Voice Mobility Inc. and James Hutton, dated April 1, 2000 (9)
10.44

Software License Agreement, dated June 13, 2002, between Aliant Telecom Inc. and Voice Mobility Inc. (Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Commission) (10)

10.45	Form of Subscription Agreement, dated July 26, 2002 and July 31, 2002 (11)
10.46	Employment Agreement between Voice Mobility Inc. and Marco Pacelli, dated October 1, 2002 (11)
10.47	Subscription Agreement, dated December 30, 2002, with William Laird (11)
10.48	Subscription Agreement, dated December 30, 2002, with Margit Kristiansen (11)
10.49	Ikano Communications Agreement dated April 6, 2000 (11)
10.50	Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial S.A. de C.V. (11)
10.51	Form of Subscription Agreement and Promissory Note, dated June 28, 2002 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes. (12)
10.52*	32 Form of extension certificate of Class P and Class Q warrants
31*	Section 302 Certification of Randy Buchamer, dated August 14, 2003
32*	Section 906 Certification of Randy Buchamer, dated August 14, 2003

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

(8) Previously submitted with our Post-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on July 16, 2001.

(9) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(10) Previously submitted with our Amendment No. 2 to Form 10-Q/A as filed on January 10, 2003.

(11) Previously submitted with our Form 10-K, as filed on April 1, 2003.

(12) Previously submitted with our Form 10-Q, as filed on May 15, 2003.

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Dated: August 14, 2003