Form 10-Q
period 2003-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2003-11-14
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

35,565,620 shares of common stock issued and outstanding as of November 1, 2003. As of November 1, 2003, there were 3,450,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a) Consolidated Balance Sheets - September 30, 2003 and December 31, 2002

b) Consolidated Statements of Operations and Comprehensive Loss- Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and 2002

c) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002

d) Notes to the Consolidated Financial Statements - September 30, 2003

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

Certifications

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Nature of Operations and Basis of Presentation)

As at	September 30,	December 31,
	2003	2002
	$	$
ASSETS
Current
Cash and cash equivalents	162,067	97,996
Other receivables	18,595	19,429
Notes receivable (Note 3)	190,406	254,833
Deferred finance costs (Note 7)	-	59,426
Deferred contract costs	81,631	77,556
Prepaid expenses	67,053	68,467

Total current assets	519,752	577,707

Deferred finance costs (Note 7)	55,560	-
Property and equipment [net of accumulated
amortization: September 30, 2003 - $3,436,112;
December 31, 2002 - $2,490,896]	211,797	736,549

Total assets	787,109	1,314,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	225,285	266,442
Accrued liabilities	197,683	183,206
Employee related payables	54,711	47,508
Deferred revenue	294,606	302,311
Series A promissory notes payable (Note 5)	-	473,821
Series B promissory notes payable (Note 6)	-	218,728
Current portion of Series C promissory notes payable (Note 7)	17,227	-
Current portion of Series D promissory notes payable (Note 8)	1,783	-
Current portion of promissory note payable (Note 9)	341,248	291,995

Total current liabilities	1,132,543	1,784,011

Series C promissory notes payable (Note 7)	3,300,126	-
Series D promissory notes payable (Note 8)	340,028	-
Promissory note payable (Note 9)	1,629,480	1,328,408

Total liabilities	6,402,177	3,112,419
Commitments and contingencies (Note 12)

Stockholders' deficiency (Note 11)
Common stock, $0.001 par value, authorized 100,000,000
35,565,620 outstanding [December 31, 2002 - 31,536,948]	35,566	31,537
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Series B Preferred stock, [December 31, 2002 - 585,698]	-	586
Additional paid-in capital	30,004,296	31,847,387
Accumulated deficit	(35,112,067)	(33,619,962)
Other accumulated comprehensive income	(542,864)	(57,712)
Total stockholders' deficiency	(5,615,068)	(1,798,163)

Total liabilities and stockholders' deficiency	787,109	1,314,256

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

	Three Months ended September 30		Nine Months ended September 30
	2003	2002	2003	2002
	$	$	$	$

Sales	3,338	477,007	57,967	670,338
Cost of sales	-	48,378	-	62,818
Gross Profit	3,338	428,629	57,967	607,520

Operating expenses
Sales and marketing	135,202	230,102	523,307	812,187
Research and development	161,582	238,805	550,064	833,727
General and administrative	399,494	508,123	1,152,399	1,721,140

	696,278	977,030	2,225,770	3,367,054

Loss from operations	692,940	548,401	2,167,803	2,759,534
Interest income	(4)	(1,811)	(5)	(6,366)
Interest expense	211,707	46,348	403,109	87,546
Loss on debt restructuring (Note 4)	241,636	-	241,636	-

Net loss for the period	1,146,279	592,938	2,812,543	2,840,714
Foreign currency translation losses	13,286	42,459	485,152	22,240
Comprehensive loss for the period	1,159,565	550,479	3,297,695	2,818,474

Basic and diluted net income (loss) per share (Note 11[d])	0.00	(0.02)	(0.04)	(0.08)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the nine months ended,
	September 30, 2003	September 30, 2002
	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,812,543)	(2,840,714)
Non-cash items included in net loss
	564,953	781,437
Stock based compensation	3,334	18,334
Bad debt expense	(30,727)	(18,334)
Loss on disposal of property and equipment	22,700	13,512
Loss on debt restructuring	241,636	-
Amortization of deferred finance costs	230,627	-

	(1,780,020)	(2,045,765)
Net change in operating assets and liabilities	58,431	311,554

Cash used in operating activities	(1,721,589)	(1,734,211)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(49,514)
Proceeds on sale of property and equipment	13,127	50,236

Cash provided by investing activities	13,127	722

FINANCING ACTIVITIES
Proceeds from issuance of common stock	362,921	506,155
Proceeds from series A promissory notes payable	-	428,891
Proceeds from series B promissory notes payable	1,032,229	-
Proceeds from series D promissory notes payable	366,838	-
Net repayments of promissory note payable	-	(51,226)
Dividend paid on preferred stock	-	(118,661)

Cash provided by financing activities	1,761,988	765,159

Effect of foreign currency on cash	10,545	(7,974)

Increase (decrease) in cash and cash equivalents	64,071	(976,304)
Cash and cash equivalents, beginning of period	97,996	1,732,200

Cash and cash equivalents, end of period	162,067	755,896

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2003
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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

The Company incurred an operating loss of $2,167,803 for the nine-months ended September 30, 2003 and has a working capital deficiency of $612,791 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financings. On September 9, 2003, the Company received gross proceeds of $729,759 (Cdn$1,000,000) in connection with the issuance of the Series D promissory notes and the issuance of common stock units. Management plans to continue to seek other sources of financing on favorable terms, however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and, if necessary, on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. MAJOR CUSTOMERS AND SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems. The Company derived 74% [nine months ended September 30, 2002 - 98%] of its revenues to external customers from sales by its Canadian operations and has substantially all its assets in Canada. The Company derived 26% [nine months ended September 30, 2002 - 2%] of its revenues from sales by its US operations. Sales to two customers comprised 62% of revenues for the nine-months ended September 30, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 86% of revenues for the nine months ended September 30, 2002.

3. NOTES RECEIVABLE

As at September 30, 2003, the former majority shareholder of the predecessor corporation, Equity Capital Group, Inc., was delinquent in scheduled payments to the Company totaling $190,406.

In 2002, an existing shareholder and director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

4. RESTRUCTURING OF DEBT AND PREFERRED SHARES

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred shares were settled in full in exchange for the issuance of new debt, common stock and share purchase warrants. The exchange of old debt for new debt, common stock and share purchase warrants has been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The exchange of convertible preferred shares for new debt and share purchase warrants has been accounted for in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments".

Exchange of Series A and B Promissory Notes

The existing principal amounts of the Series A promissory notes (Cdn$650,000) and Series B promissory notes (Cdn$1,800,000) were exchanged for the same $1,814,949 (Cdn$2,450,000) principal amount of Series C promissory notes. The Series C promissory notes continue to bear interest at 8% per annum payable quarterly, however, the maturity date has been extended to December 31, 2005 (refer to Note 7).

As part of the troubled debt restructuring, the Company issued 864,702 common stock and 1,633,332 Series T share purchase warrants in partial settlement of $272,242 (Cdn$367,500) representing the 15% repayment premium accrued for the Series A promissory notes and Series B promissory notes. The fair market value of the common stock, based on quoted market price, was $211,387 (Cdn$285,352) and the estimated fair value of the share purchase warrants, using the Black-Scholes option pricing model, was $302,491 (Cdn$408,333). Accordingly, a loss of $241,636 (per share loss of $0.01) was recorded in the statement of operations. No other gain or loss was recognized on the restructuring of the promissory notes.

The Series T share purchase warrants are exercisable for a period of five years at an exercise price of $0.31 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 11[c].

Exchange of Series B Convertible Preferred Shares

The Company issued Series C promissory notes with a principal amount of $1,757,093 (Cdn$2,372,526) and 1,581,684 Series T share purchase warrants in exchange for the settlement of 585,698 Series B convertible preferred shares with a stated amount of $1,757,093 (Cdn$2,372,526) and a previously recorded beneficial conversion feature of $1,341,448.

The Series C promissory notes bear interest at 8% per annum payable quarterly and mature on December 31, 2005 (refer to Note 7). The Series T share purchase warrants are exercisable for a period of five years at an exercise price of $0.31 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 11[c].

The fair value of the Series C promissory notes on the date of issuance was estimated at $1,485,177 (Cdn$2,004,841) based on a 15% market interest rate which management has determined to reflect the Company's cost of borrowing. The fair value of the Series T share purchase warrants was estimated at $292,926 using the Black-Scholes option pricing model. The $1,320,438 net difference between the $3,098,541 combined carrying value of the convertible preferred shares and previously recorded beneficial conversion feature and the $1,778,103 combined fair value of the Series C promissory notes and Series T share purchase warrants issued has been recorded as a reduction to the accumulated deficit and a reduction to the net loss attributable to common stockholders.

5. SERIES A PROMISSORY NOTES PAYABLE

On June 28, 2002, the Company issued an aggregate of $428,891 (Cdn$650,000) of Series A promissory notes to four shareholders. The notes were repayable on the earlier of June 27, 2003, or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,851,989 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,851,989 (Cdn$2,500,000).

The notes were subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $71,355 (Cdn$97,500) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost has been fully amortized to interest expense. The notes carried interest at a rate of 8% per annum, which was payable quarterly.

The notes and the repayment premium were settled on September 9, 2003 as part of the restructuring of debt and preferred shares described in Note 4.

6. SERIES B PROMISSORY NOTES PAYABLE

From December 30, 2002 to May 31, 2003, the Company issued an aggregate of $1,222,391 (Cdn$1,800,000) of Series B promissory notes to two shareholders. The notes were repayable on the earlier of one year following the date of issue or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,851,989 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,851,989 (Cdn$2,500,000).

The Series B promissory notes were issued on December 30, 2002, January 31, 2003, February 28, 2003, March 31, 2003, April 30, 2003 and May 31, 2003.

The notes were subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $197,600 (Cdn$270,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost has been fully amortized to interest expense. The notes carried interest at a rate of 8% per annum, which was payable quarterly.

The notes and the repayment premium were settled on September 9, 2003 as part of the restructuring of debt and preferred shares described in Note 4.

7. SERIES C PROMISSORY NOTES PAYABLE
	September 2003		December 2002
	US$	Cdn$	US$	Cdn$

Principal	3,572,042	4,822,526	-	-
Unamortized debt discount	(271,916)	(367,685)	-	-
Accrued interest	17,227	23,254	-	-

	3,317,353	4,478,095	-	-
Less current portion	17,227	23,254	-	-
	3,300,126	4,454,841	-	-

The Series C promissory notes were issued on September 9, 2003 as part of the restructuring of debt and preferred shares described in Note 4.

The Series C promissory notes bear interest at the rate of 8% per annum payable quarterly and will mature on December 31, 2005. The Company has agreed to repay the Series C promissory notes at a rate equal to 10% of gross sales as and when generated and as reported on the Company's quarterly and annual financial statements.

The Series C promissory notes are recorded at a discount of $271,916 (Cdn$367,685), which represents the difference between the carrying value of the Series B preferred shares settled and the fair value of the Series C promissory notes issued. The discount is subject to accretion over the 27 month term to maturity of the promissory notes.

Repayment of the Series C promissory notes are secured against the assets of the Company's subsidiary, Voice Mobility Inc. and repayment of the Series C promissory notes has been guaranteed by the Company.

8. SERIES D PROMISSORY NOTES PAYABLE
	September 2003		December 2002
	US$	Cdn$	US$	Cdn$

Principal	370,398	500,000	-	-
Repayment premium	55,560	75,000	-	-
Unamortized debt discount	(85,932)	(116,000)	-	-
Accrued Interest	1,783	2,411	-	-

	341,811	461,411	-	-
Less current portion	1,783	2,411	-	-
	340,028	459,000	-	-

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D promissory notes and 574,999 Series R share purchase warrants to four shareholders one of whom is also a director of the Company. The notes bear interest at a rate of 8% per annum, payable quarterly and will mature on December 31, 2005. The warrants are exercisable for a period of five years at an exercise price of $0.31 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 11[c].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $55,560 (Cdn$75,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the 27 month term to maturity. The gross proceeds have been allocated to the promissory notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the promissory notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option pricing model.   The discount on the notes as a result of the warrants is subject to accretion over the 27 month term to maturity of the promissory notes.

9. PROMISSORY NOTE PAYABLE
	September 2003		December 2002
	US$	Cdn$	US$	Cdn$

Principal	1,799,279	2,428,847	1,539,587	2,428,847
Accrued interest	171,449	231,439	80,819	127,501

	1,970,728	2,660,286	1,620,403	2,556,348
Less current portion	341,248	460,651	291,995	460,651

	1,629,480	2,199,635	1,328,408	2,095,697

The promissory note bears interest at prime plus 1% (prime rate at September 30, 2003 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $167,922 (Cdn$226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant and its subsidiaries in the quarter. In the event the Invoiced Amount for a particular quarter exceeds $167,922 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $167,922 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled at the lesser of $167,922 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

As of September 30, 2003, the current portion is calculated as $341,248 (Cdn$460,651), which consists of the amounts due for the quarters ended September 30, 2002 [$167,922 (Cdn$226,678)], December 31, 2002 [$167,922 (Cdn$226,678)], and March 31, 2003 [$5,404 (Cdn$7,295)]. No amounts are due for the quarters ended June 30, 2003 and September 30, 2003 respectively.

If the Company made the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 7,389,683 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the Company does not obtain additional approval for further issuances of common stock, the Company can only repay the remaining balance of the promissory note, if any, in cash.

10. DEVELOPMENT AGREEMENT

On March 4, 2002, the Company and Innovatia signed a development agreement to develop enhanced messaging software for the period January 1, 2002 to December 31, 2003. Innovatia licensed certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and provided specific professional, project management, administrative and support services. In consideration for these services, the Company agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of the Company's products. On November 26, 2002, Innovatia terminated the development agreement and the royalty payments terminated six months thereafter on May 26, 2003. As at September 30, 2003, the Company has accrued $51,631 (Cdn$69,697) for the royalty payments due on gross quarterly revenue received prior to May 26, 2003.

11. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 share of common stock, par value $.001 per share and up to 1,000,000 shares of preferred stock, par value $.001 per share.

In connection with the 1999 recapitalization of VMI, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of the Company. Each VM Canada Exchangeable Share is exchangeable for one of the Company's common shares at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one of the Company's common shares. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

As at September 30, 2003 the holders of the Exchangeable Shares are entitled to 3,450,000 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On September 9, 2003, in connection with a private placement transaction, the Company issued 1,176,470 units at $0.31 (Cdn$0.425) per unit for net cash proceeds of $362,921 (Cdn$495,750). Each unit consists of one share of common stock and one Series S share purchase warrant, with each warrant exercisable for a period of five years at an exercise price of $0.31 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 11[e].

On September 9, 2003, in connection with the exchange of the Series A and B promissory notes into the Series C promissory notes described in Note 4, the Company issued an aggregate of 864,702 common shares to settle the 15% repayment fee on the Series A and B promissory notes.

[b] Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:
		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2002	2,278,269	6,267,276	0.12 - 7.25	$1.57
Options granted	(1,017,372)	1,017,372	0.17 - 0.27	$0.26
Options forfeited	2,534,553	(2,534,553)	0.19 - 6.88	$1.76

Balance, September 30, 2003	3,795,450	4,750,095	0.12 - 7.25	$1.19

[c] Warrants

As at September 30, 2003, the Company has the following common stock warrants outstanding:
	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Series F warrants	1,250,000	2.25	November 30, 2003
Series K warrants	100,000	1.50	April 25, 2004
Series O warrants	500,000	0.25	July 26, 2005
Series P warrants	700,000	0.30	January 31, 2004
Series Q warrants	377,667	Cdn. $0.45	January 31, 2004
Series R warrants	574,999	Cdn. $0.425	September 8, 2008
Series S warrants	1,176,470	Cdn. $0.425	September 8, 2008
Series T warrants	3,215,016	Cdn. $0.425	September 8, 2008

	7,894,152

On July 28, 2003, the date of expiry for the Series P warrants and Series Q warrants was extended from July 31, 2003 to January 31, 2004 for no additional consideration.

The Series R, S and T share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than three times the applicable exercise price for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

[d] Net income (loss) per share

The following table sets forth the computation of basic and diluted loss per share for the periods ended:
	Three Months ended September 30		Nine Months ended September 30
	2003 $	2002 $	2003 $	2002 $
Numerator:

Net loss for period	(1,146,279)	(592,938)	(2,812,543)	(2,840,714)
Retained earning adjustment on the exchange of the Series B convertible preferred shares (Note 4)	1,320,438	-	1,320,438	-
Dividends paid on preferred stock	-	(28,475)	-	(118,661)

Net income (loss) attributable to common stockholders	174,159	(621,413)	(1,492,105)	(2,959,375)

Denominator:

Weighted average number of common stock outstanding	34,017,918	30,695,802	32,638,160	29,273,704
Weighted average number of common stock issuable on exercise of exchangeable shares	3,450,000	5,437,500	4,500,778	5,603,251

Weighted average number of common stock equivalents outstanding	37,467,918	36,133,302	37,138,938	34,876,955
Net income (loss) per share:

Basic and diluted income (loss) per share	0.00	(0.02)	(0.04)	(0.08)

[e] Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the nine-month period ended September 30, 2003 was estimated using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 2.5 years [nine-month period ended September 30, 2002 - 2.5 years], a risk free interest rate of 3.57% [nine-month period ended September 30, 2002 - 3.26%] and an expected volatility of 171% [nine-month period ended September 30, 2002 - 159%]. The weighted average fair value of options granted in the nine-month period ended September 30, 2003 was $0.20 [nine-month period ended September 30, 2002 - $0.10]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

	Three Months ended September 30		Nine Months ended September 30
	2003 $	2002 $	2003 $	2002 $

Net income (loss) attributable to common shareholders	174,159	(621,413)	(1,492,105)	(2,959,375)
Compensation expense included in reported net loss	3,334	3,174	3,334	18,334
Compensation expense determined under the fair value method	(203,974)	(390,930)	(453,743)	(1,227,944)

Pro forma net loss	(26,481)	(1,009,169)	(1,942,514)	(4,168,985)

Basic and diluted income (loss) per share:
As reported	0.00	(0.02)	(0.04)	(0.08)
Pro forma	(0.00)	(0.03)	(0.05)	(0.12)

12. COMMITMENTS AND CONTINGENCIES

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

13. RELATED PARTY TRANSACTIONS

On September 9, 2003, the Company issued $34,077 (Cdn$46,000) of Series D promissory note and 46,000 Series R share purchase warrants to a shareholder and director of the Company.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision's about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31,

2003. For existing variable interest entities created or acquired prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition; however, it does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial statements.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included at page 24 of this quarterly report.

We are engaged in the development and sales and marketing of unified voice messaging software through our wholly-owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

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

Results of Operations for the Three-Month Periods ended September 30, 2003 and September 30, 2002:

Sales

Sales for the three-month period ended September 30, 2003 were $3,338, compared to $477,007 for the three-month period ended September 30, 2002 representing a 99% decrease. Sales for the three-month period ended September 30, 2003 were from the recognition of deferred revenue in relation to support services. Sales for the three-month period ended September 30, 2002 were from software licence sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales to one customer, Aliant Inc., an existing shareholder of the Company comprised 100% of revenue for the three months ended September 30, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 88% of revenues for the three months ended September 30, 2002.

Cost of sales

Cost of sales were $nil and $48,378 for the three-month periods ended September 30, 2003 and 2002 respectively, representing a 100% decrease. We did not record any cost of sales for the three-month period ended September 30, 2003 as all revenue earned in the quarter was recognized deferred revenue. Cost of sales for the three-month period ended September 30, 2002 was primarily comprised of royalty costs.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2003 were $696,278 compared to $977,030 for the three-month period ended September 30, 2002. The decrease in total costs of $280,752, or 29%, was primarily attributable to the continued implementation of our restructuring plan to conserve cash and to reduce our monthly cash burn rate. The reduction in personnel was the primary method used to reduce our operating costs. During the three month period ended September 30, 2003, we employed 19 individuals and during the three-month period ended September 30, 2002 we employed 34 individuals. The difference of 15 employees resulted in a net monthly savings of $77,000. Our restructuring plan has resulted in a significant reduction in ongoing operating costs.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $135,202 and $230,102 for the three-month periods ended September 30, 2003 and September 30, 2002 respectively, representing a decrease of $94,900 or 41%.

The decrease of $94,900 in sales and marketing expense is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our sales and marketing department by four persons between October 1, 2002 and September 30, 2003.

Research and Development

Our research and development costs were $161,582 and $238,805 for the three-month periods ended September 30, 2003 and September 30, 2002 respectively, representing a decrease of $77,223 or 32%. These costs reflect employee stock option compensation cost of $nil and $4,163 for the three-month periods ended September 30, 2003 and 2002 respectively.

The decrease of $73,060 (net of stock based compensation) in research and development expense between the three-month period ended September 30, 2003 and 2002, is primarily a result of a decrease in research and development personnel, data and voice transmission, and related facility costs. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our research and development department by nine developers between October 1, 2002 and September 30, 2003.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $399,494 and $508,123 for the three month periods ended September 30, 2003 and September 30, 2002 respectively, representing a decrease of $108,629 or 21% in our general and administrative costs. These costs reflect employee stock option compensation costs of $3,334 and ($989) for the three-month periods ended September 30, 2003 and 2002 respectively.

The decrease of $106,284 (net of stock based compensation) in general and administrative costs between the three-month periods ended September 30, 2003 and 2002, is a result of the decrease in personnel costs, professional and legal costs, consulting fees, lease of office space, and general administrative costs. We decreased administrative personnel by two persons between October 1, 2002 and September 30, 2003.

Interest Income

Interest income was $4 and $1,811 for the three-month periods ended September 30, 2003 and 2002 respectively. For the three-month period ended September 30, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from September 30, 2002 to September 30, 2003.

Interest Expense

Our interest expense was $211,707 and $46,348 for the three-month period ended September 30, 2003 and 2002 respectively. The increase in interest expense resulted from the increase in the outstanding balance of our debt financing activities for the three-month period ended September 30, 2003.

Loss on Debt Restructuring

We recorded a $241,636 loss on debt restructuring as described more fully in Note 4 to the unaudited consolidated financial statements.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $1,146,279 and $592,938 for the three-month period ended September 30, 2003 and 2002 respectively. The primary reason for the increase in net loss is due to the decrease in revenue for the three-month period ended September 30, 2003 compared to the revenue recorded of $477,007 for the three-month period ended September 30, 2002. Since inception through September 30, 2003, we have incurred aggregate net losses of $35.1 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Nine-Month Periods ended September 30, 2003 and September 30, 2002:

Sales

Sales for the nine-month period ended September 30, 2003 were $57,967, compared to $670,338 for the nine-month period ended September 30, 2002 representing a 91% decrease. The decrease in sales is attributed to the decrease in the volume of goods sold (and not to decreases in price) compared to the same period last year. Sales for the nine-month period ended September 30, 2003 were from recognition of deferred revenue from 2000 and support services. Sales for the nine-month period ended September 30, 2002 were from software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales to two customers, Ikano Communications (36%) and Haddad Advanced Technology Company (26%), comprised 62% of revenue for the nine months ended September 30, 2003. Sales to Innovatia Inc., an existing shareholder of the Company, and NBTel, both wholly owned subsidiaries of Aliant Inc., comprised 86% of revenues for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we derived 74% of our sales from our Canadian operations (98% for the nine months ended September 30, 2002) and 26% from sales from our U.S. operations (2% for the nine months ended September 30, 2002).

Cost of sales

Cost of sales were $nil and $62,818 for the nine-month periods ended September 30, 2003 and 2002 respectively, representing a 100% decrease. We did not record any cost of sales for the nine-month period ended September 30, 2003 as all revenue earned in the quarter was recognized deferred revenue. Cost of sales for the nine-month period ended September 30, 2002 were comprised of localization costs, royalty cost and the amortization of the telephony hardware, software licenses, and installation costs of previous versions of our product at existing customer locations (which used to be sold as a complete product including hardware and software).

Operating Expenses

Total operating costs for the nine-month period ended September 30, 2003 were $2,225,770 compared to $3,367,054 for the nine-month period ended September 30, 2002. The decrease in total costs of $1,141,284, or 34%, was primarily attributable to the continued implementation of our restructuring plan to conserve cash and to reduce our monthly cash burn rate. The plan resulted in a significant reduction in costs and the reduction in personnel was the primary method used to reduce our operating costs. For the nine-month period ended September 30, 2003, we decreased the number of employees by nine, which resulted in a net monthly savings of $46,000 compared to the nine months ended September 30, 2002.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $523,307 and $812,187 for the nine-month periods ended September 30, 2003 and September 30, 2002 respectively, representing a decrease of $288,880 or 36%.

The decrease of $288,880 in sales and marketing expense is a result of a decrease in sales and marketing personnel, advertising and promotions, consulting fees, and general sales and marketing expenses. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our sales and marketing department by four persons between October 1, 2002 and September 30, 2003.

Research and Development

Our research and development costs were $550,064 and $833,727 respectively for the nine-month periods ended September 30, 2003 and September 30, 2002 respectively, representing a decrease of $283,663 or 34%. These costs reflect employee stock option compensation cost of $nil and $18,334 for the nine-month periods ended September 30, 2003 and 2002 respectively.

The decrease of $265,329 (net of stock based compensation) in research and development expense between the nine-month period ended September 30, 2003 and 2002, is primarily a result of a decrease in research and development personnel, data and voice transmission, and related facility costs. The primary reason for the decrease in costs is a result of a cost reduction plan. We decreased personnel in our research and development department by nine developers between October 1, 2002 and September 30, 2003.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,152,399 and $1,721,140 for the nine month periods ended September 30, 2003 and September 30, 2002 respectively, representing a decrease of $568,741 or 33% in our general and administrative costs. These costs reflect employee stock option compensation costs of $3,334 and $nil for the nine-month period ended September 30, 2003, and 2002 respectively.

The decrease of $565,407 (net of stock based compensation) in general and administrative costs between the nine-month periods ended September 30, 2003 and 2002, is a result of the decrease in personnel costs, professional and legal costs, consulting fees, lease of office space, and general administrative costs. We decreased administrative personnel by two persons between October 1, 2002 and September 30, 2003.

Interest Income

Interest income was $5 and $6,366 for the nine-month periods ended September 30, 2003 and 2002 respectively. For the nine-month period ended September 30, 2002, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from September 30, 2002 to September 30, 2003.

Interest Expense

Our interest expense was $403,109 and $87,546 for the nine-month period ended September 30, 2003 and 2002 respectively. The increase in interest expense resulted from the increase in financing activities for the nine-month period ended September 30, 2003, including the Series A, B, C and D promissory notes payable.

Loss on Debt Restructuring

We recorded a $241,636 loss on debt restructuring as described more fully in Note 4 to the unaudited consolidated financial statements.

Income Taxes

For financial statement purposes the Company has recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $2,812,543 and $2,840,714 for the nine-month period ended September 30, 2003 and 2002 respectively. The primary reason for the decrease in net loss is due to the implementation of our cost reduction plan that involved the reduction in personnel between October 2002 and September 2003 of 15 employees and their related costs. Along with the cost reduction plan, we recorded a loss on debt restructuring of $236,434 that took place on September 9, 2003.

Since inception through September 30, 2003, we have incurred aggregate net losses of $36.7 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2003, we had $162,067 in cash and cash equivalents and a working capital deficiency of $612,791.

Operating Activities

Our operating activities resulted in net cash outflows of $1.7 million for the nine-month period ended September 30, 2003. Operating activities resulted in net cash outflows of $2.6 million and $7.6 million respectively for the years ended December 31, 2002 and 2001. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $13,127 for the nine-month period ended September 30, 2003. Investing activities resulted in net cash outflows of $0.01 million and $0.9 million respectively for the years ended December 31, 2002 and 2001. The investing activities in fiscal 2002 was limited due to our cash conservation plans and in 2001 consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our then growing employee headcount, and our research and development needs. At September 30, 2003, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $1.8 million for the nine month period ended September 30, 2003 from the issuance of Series B and D promissory notes and the issuance of common shares and share purchase warrants in a private placement transaction in September 2003.

On June 28, 2002, we received $428,891 (CDN$650,000) from the issuance of Series A promissory notes bearing interest at 8% per annum payable quarterly. The notes included a 15% repayment premium due on settlement. The notes were repayable on the earlier of June 27, 2003 or when our net revenues plus any proceeds we receive from any financing exceed $1,855,288 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation or other reorganization the result of which the successor corporation has working capital of more than $1,855,288 (CDN$2,500,000). We did not repay the notes on their maturity date of June 27, 2003. The proceeds from the promissory notes were applied towards working capital purposes. The Series A promissory notes were exchanged into the Series C promissory note on September 9, 2003. See notes 4, 5 and 7 to the unaudited consolidated interim financial statements for further details on the Series A promissory notes and the exchange to Series C promissory notes.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

On December 30, 2002, we entered into two loan subscription agreements (Series B promissory notes) with two shareholders (William Laird and Margit Kristiansen) whereby if we achieve certain milestones, we would receive an aggregate of $1,222,391 (CDN$1,800,000). Each of these lenders advanced $101,856 (CDN$150,000) on each of December 30, 2002, January 31, 2003 and February 28, 2003. In addition, each of these lenders advanced a further $101,856 (CDN$150,000) three days after we provide the lenders with a written notice that: (i) we have received gross revenues of $34,669 (CDN$46,800) prior to the end of April 30, 2003; (ii) we have received gross revenues of $52,003 (CDN$70,200) prior to the end of May 31, 2003; and (iii) we have received gross revenues of $58,938 (CDN$79,560) prior to the end of June 30, 2003. The notes are repayable on the earlier of the date which is one year following the effective date of the notes, or when our cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,851,989 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,851,989 (CDN$2,500,000). The notes bear interest at a rate of 8% per annum payable quarterly. The notes included a 15% repayment premium due on settlement. In December 2002, we received $190,162 (CDN$300,000) as the first series of proceeds from the loan subscription agreement. The proceeds from the promissory notes were applied towards working capital purposes. Subsequent to the year ended December 31, 2002, in January 2003 and February 2003, we received the next two series of proceeds of $199,667 (CDN$300,000) each. These proceeds from the promissory notes were applied toward working capital purposes. Although we did not meet the milestones as outlined in the agreements, the lenders continued to advance funds in March, April and May 2003, in order for us to meet our working capital requirements. The Series B promissory notes were exchanged into the Series C promissory note on September 9, 2003. See notes 4, 6 and 7 to the unaudited consolidated interim financial statements for further details on the Series B promissory notes and the exchange to Series C promissory notes.

On September 9, 2003, we issued an aggregate of $366,838 (CDN$500,000) Series D promissory notes to four shareholders, one of whom is also a director of the Company. The Series D promissory notes are repayable on

December 31, 2005. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance and bear interest at a rate of 8% per annum, which is payable quarterly. We issued to the holders of the Series D notes one share purchase warrant for each $0.64 (CDN$0.8696) of principal which resulted in us issuing 574,999 warrants. The warrants are exercisable for a period of five years at an exercise price of $0.31 (CDN$0.425) per share. The proceeds will be used for general working capital purposes.

On September 9, 2003, we issued an aggregate of 1,176,470 units with each unit consisting of one share of our common stock and one share purchase warrant for net proceeds of $362,921 (CDN$495,750). The warrants are exercisable for a period of five years at an exercise price of $0.31 (CDN$0.425) per share. The proceeds will be used for general working capital purposes.

Financing activities resulted in net cash inflows of $1,761,988, $926,533 and $9,730,855 for the nine-month ended September 30, 2003 and for the fiscal years ended December 31, 2002 and 2001 respectively.

Restructuring of Debt and Preferred Shares

On September 9, 2003, we restructured certain debt as follows:

- exchanged the Series A promissory notes (CDN$650,000 principal amount) into Series C promissory notes in the principal amount of CDN$650,000 issued by our subsidiary, Voice Mobility Inc.;

- exchanged the Series B promissory notes (CDN$1,800,000 principal amount) into Series C promissory notes in the principal amount of CDN$1,800,000 issued by our subsidiary, Voice Mobility Inc.;

- exchanged the Series B preferred shares (CDN$2,372,526 stated amount) into Series C promissory notes in the principal amount of CDN$2,372,526; and

- issued 864,702 shares of common stock as payment for the 15% repayment fee on the Series A and Series B promissory notes and issued to the holders of the Series A and B promissory notes and the Series B preferred stock, one share purchase warrant for each $1.11 (CDN$1.50) principal amount of Series C promissory notes, with such warrants being exercisable at $0.31 (CDN$0.425) per share for a period of five years.

The Series C promissory notes bear interest at the rate of 8% per annum payable quarterly and will mature on December 31, 2005. We have agreed to repay the Series C promissory notes at a rate equal to 10% of our subsidiaries' gross sales as and when generated. Repayment of the Series C promissory notes are secured against the assets of our subsidiary, Voice Mobility Inc. and we have guaranteed repayment of the Series C promissory notes.

The share purchase warrants issued in connection with the Series C promissory notes have a call feature by which we can demand exercise of the share purchase warrants if our common stock trades at a price equal to or greater than three times the applicable exercise price for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

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

The promissory note bears interest at prime plus 1% (prime rate at September 30, 2003 was 4.5%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $167,922 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant, pursuant to the software license agreement discussed below, in the quarter. In the event the invoiced amount for a particular quarter exceeds $167,922 (CDN$226,678), we will carry forward the difference between the invoiced amount and $167,922 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.55 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $167,922 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $1.15 (CDN$1.56).

On October 1, 2003, the maximum amount payable to Aliant was $341,248 (CDN$460,651). If we were to make the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 7,389,683 shares of our common stock to Aliant for such quarterly payments. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If we do not obtain additional approval for further issuances of common stock, we can only repay the remaining balance of the promissory note, if any, in cash.

On March 4, 2002, Innovatia and Voice Mobility Inc. signed a new development agreement. The purpose of this agreement was to develop a carrier-grade unified communications product for the period January 1, 2002 to December 31, 2003. Innovatia would license certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and would provide specific professional, project management, administrative and support services. In consideration for these services, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received from the sale of our products. On November 26, 2002, Innovatia terminated the development agreement and the royalty payments terminated six months thereafter on May 26, 2003.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2003. Management projects that we will require an additional $3.15 to $3.65 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Sales and Marketing	$700,000 - $800,000
General and Administrative	$800,000 - $900,000
Research and Development	$750,000 - $850,000
Capital Expenditures	$50,000 - $100,000
Working capital	$400,000 - $500,000
Debt
Payment of interest on promissory notes	$450,000 - $500,000
Total	$3,150,000 - $3,650,000

As at September 30, 2003, we had a working capital deficiency of $612,791. On September 9, 2003, we raised $366,838 (CDN$500,000) from the issuance of the Series D promissory notes and $362,921 (CDN$500,000) from the issuance of common shares and warrants. The proceeds from the issuance of the Series D promissory notes and the proceeds from the sales of our common shares and warrants were used to fund operations through to the end of October 2003. We anticipate that we will have to raise additional cash of approximately $1.2 million in the near term to provide us with working capital to continue our normal operations. Management is currently in the process of negotiating a debt financing in the amount of $222,000 (Cdn$300,000). The terms and conditions are not yet determined.

On September 9, 2003, we restructured our debt obligations in terms of the Series A and Series B promissory notes which extended the maturity date of these notes to December 31, 2005.

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2004 generated through the replacement of legacy voice mail systems.

We plan to raise the capital required to satisfy these immediate short-term needs and additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of our equity securities or debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision's about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For existing variable interest entities created or acquired prior to February 1, 2003, FIN 46 is effective for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition; however, it does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial statements.

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

Revenues from maintenance are recognized rateably over the term of the arrangement, generally one year, and revenues from training are generally recognized as the services are performed.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $3.15 and $3.65 million to carry out our business plan in the next twelve months, and we may need to raise additional funds to:

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

Since inception through September 30, 2003, we have incurred aggregate net losses of $35.1 million. Our loss from operations for the fiscal year ended December 31, 2002 was $3.8 million and for the nine months ended September 30, 2003 was $2.4 million. We also incurred a loss from operations for each of the years ended December 31, 2001 and 2000. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Sales to two customers comprised 62% of revenue for the nine months ended September 30, 2003. Sales to one customer, Aliant, Inc. and its subsidiaries comprised 84% of our revenue in the year ended December 31, 2002 and

56% in the year ended December 31, 2001. Sales to three customers comprised 93% of revenues in the year ended December 31, 2000. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. To date, 1 share of Series A preferred stock has been designated and is issued and outstanding and, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $1,970,728 (CDN$2,660,286) remains outstanding at September 30, 2003. The amount payable each quarter is the lesser of $167,922 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The quarterly amounts payable, if any, will be due on or before the first business day following the quarter end date. On October 1, 2003, the maximum amount payable to Aliant was $341,248 (CDN$460,651). We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination of cash and common shares. After December 31, 2004, we are required to pay any amount of the promissory note, which remains unpaid through the issuance of our common shares. If all or a significant portion of these payments were made in shares of our common stock, this would result in substantial additional dilution in the future. Refer to Note 9 to the unaudited consolidated financial statements.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On August 8, 2001, Sharon Ho commenced an action in the Superior Court of California against our company and its operating subsidiary to recover damages as a result of an alleged breach of contract, which occurred prior to April 1, 1999. On October 10, 2001, we entered into an indemnification agreement with Robert Cashman, the former majority shareholder of Equity Capital Group, to indemnify us against any claims or liabilities that existed prior to the reverse acquisition by Voice Mobility Inc. of Equity Capital Group, including the claim by Sharon Ho. On October 10, 2001, we also entered into a settlement agreement with Robert Cashman, whereby he was to pay us $290,000 to cover the costs of a proposed settlement with Sharon Ho and additional related legal expenses. The $290,000 was to be paid in instalments from October 10, 2001 to October 25, 2002. In addition to the indemnification and settlement agreements, we have also obtained a security agreement, a guaranty agreement and a stock pledge agreement to ensure that Mr. Cashman would make the required payments. On October 15, 2001, we executed a settlement agreement and mutual release with Ms. Ho. The settlement agreement required us to pay Ms. Ho $252,500 to be paid in instalments from October 10, 2001 to October 1, 2002, which we paid in full as at September 30, 2002. On March 8, 2002, William Krebs, a shareholder and director of our company, agreed to indemnify our company against any losses that may be incurred by us on the collectibility of the amounts agreed to be paid by the former majority shareholder of Equity Capital Group. On September 16, 2002, Mr. Cashman filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court, Central District of California (Case No. SA02-16986 JR.) We took action under the pledge agreement and the security agreement and took possession of certain assets of Mr. Cashman. On January 27, 2003, we sold a portion of those assets and realized cash of approximately $53,000.

On December 31, 2001, Budd Stewart, a former employee of our subsidiary, filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia (Vancouver Registry), alleging that his employment was terminated and that we breached the terms of stock option agreement. The relief sought by Mr. Stewart is damages under several causes of action for an aggregate of approximately $1,825,892. In our Statement of Defence, we deny that there was an existing employment agreement with Mr. Stewart and deny that we have breached the terms of any stock option agreement. We believe that there is no substantive merit to the claims made by Mr. Stewart and we intend to vigorously defend the action. In October 2002 and June 2003, the parties conducted examinations for discovery. A trial date was scheduled for November 2003 but the date has been adjourned. The trial date is unknown at this time.

Other than as set out above, to our knowledge we are not a party to any other litigation as at November 14, 2003. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Changes in Securities and Use of Proceeds.

On September 9, 2003, in connection with a private placement transaction, we issued 1,176,470 units at $0.31 (CDN$0.425) per unit for net proceeds of $362,921 (CDN$495,750) to two non-U.S. persons in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933. Each unit consists of one share of our common stock and one share purchase warrant, with each warrant exercisable for a period of five years at an exercise price of $0.31 (CDN$0.425) per share. The proceeds from the private placement were used to funds working capital requirements.

On September 9, 2003, in connection with the exchange of the Series A and B promissory notes into the Series C promissory notes, we issued an aggregate of 864,702 common shares at a price of $0.31 (CDN$0.425) per share as payment for the 15% repayment fee on the Series A and B promissory notes to four non-U.S. persons in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On September 9, 2003, in connection with the exchange of the Series A and B promissory notes into the Series C promissory notes, we issued an aggregate of 1,633,332 share purchase warrants which are exercisable for a period of five years at an exercise price of $0.31 (CDN$0.425) per share. The share purchase warrants were issued in consideration of the holders of the Series A and B promissory notes agreeing to the restructuring of these notes. The warrants were issued to four non-U.S. persons in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On September 9, 2003, in connection with the exchange of our Series B preferred stock into Series C promissory notes, we issued an aggregate of 1,581,684 share purchase warrants which are exercisable for a period of five years at an exercise price of $0.31 (CDN$0.425) per share. The share purchase warrants were issued on consideration of the holders of the Series B preferred stock agreeing to the restructuring of these shares. The warrants were issued to two non-U.S. persons in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On September 9, 2003, we issued an aggregate of $370,398 (CDN$500,000) Series D promissory notes to three shareholders and to one shareholder/director. The Series D promissory notes are repayable on December 31, 2005. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance and bear interest at a rate of 8% per annum, which is payable quarterly. We issued to the holders of the Series D notes one share purchase warrant for each $0.64 (CDN$0.8696) of principal which resulted in us issuing 574,999 warrants. The warrants are exercisable for a period of five years at an exercise price of $0.31 (CDN$0.425) per share. The notes and the share purchase warrants were issued to four non-U.S. persons in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

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
32
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
33
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

10.45	Form of Subscription Agreement, dated July 26, 2002 and July 31, 2002 (11)
10.46	Employment Agreement between Voice Mobility Inc. and Marco Pacelli, dated October 1, 2002 (11)
10.47	Subscription Agreement, dated December 30, 2002, with William Laird (11)
10.48	Subscription Agreement, dated December 30, 2002, with Margit Kristiansen (11)
10.49	Ikano Communications Agreement dated April 6, 2000 (11)
10.50	Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial S.A. de C.V. (11)
10.51	Form of Subscription Agreement and Promissory Note, dated June 28, 2002 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes. (12)
10.52	Form of extension certificate of Class P and Class Q warrants (13)
10.53*

Form of Exchange Agreements in connection with the conversion of the Series A and B Promissory Note, dated September 9, 2003 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes.

10.54*

Form of Exchange Agreements in connection with the conversion of the Series B Preferred Shares, dated September 9, 2003 between Voice Mobility Inc. and each of MICAP Holdings Inc. and Manzanita Investments Ltd.

34
10.55*

Form of Subscription Agreements in connection with the issuance of Series D Promissory Notes dated September 9, 2003 between Voice Mobility Inc, and each of Ketty Hughes, William Liard, Margit Kristiansen and William Krebs.

10.56*	Form of Subscription Agreements in connection with the unit financing dated September 9, 2003 between Voice Mobility International Inc. and each of William Laird, Bob Tassone and Kathy Fox.
10.57*

Master License and Service Agreement between Voice Mobility International Inc., and Avaya Inc., dated September 12, 2003 (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b-2)

31*	Section 302 Certification of Randy Buchamer, dated November 14, 2003
32*	Section 906 Certification of Randy Buchamer, dated November 14, 2003

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

(9) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(10) Previously submitted with our Amendment No. 2 to Form 10-Q/A as filed on January 10, 2003.

(11) Previously submitted with our Form 10-K, as filed on April 1, 2003.

(12) Previously submitted with our Form 10-Q, as filed on May 15, 2003.

(13) Previously submitted with our Form 10-Q, as filed on August 14, 2003.

(b) Reports on Form 8-K:

1) On September 12, 2003 , we filed a report on Form 8-K relating to a press release issued on September 11, 2003 announcing we had secured CDN$1.0 million in financing.

2) On September 15, 2003, we filed a report on Form 8-K relating to a press release issued on September 15, 2003 announcing our agreement with Avaya Inc. for the global distribution of VMI's enhanced messaging product.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer
Duly Authorized Officer

Dated: November 14, 2003