Form 10-K
period 2003-12-30
VOICE MOBILITY INTERNATIONAL INC
filed 2004-03-26
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

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

Yes  [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [ ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

35,236,482 common shares @ $0.85(1) = $29,951,010
(1) Average of bid and ask closing prices on March 1, 2004.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

37,065,391 common shares issued and outstanding as of March 1, 2004. As of March 1, 2004, there were 3,350,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration.

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

Corporate Overview

We are a Nevada corporation, incorporated on October 2, 1997, under the name "Equity Capital Group, Inc.", and we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. in 1993. On June 24, 1999, we changed our name to "Voice Mobility International, Inc." We have four wholly-owned subsidiaries: Voice Mobility Inc., which is a Canadian corporation incorporated on September 15, 1993; Voice Mobility (US) Inc., which is a Nevada corporation incorporated on April 6, 2000; Voice Mobility Canada Limited, which is a Canadian corporation incorporated on May 26, 1999; and VM Sub Limited, which is a Canadian corporation incorporated on May 26, 1999.

Unless otherwise indicated, all references to "we", "us", "our" and "Voice Mobility" means Voice Mobility International, Inc., its predecessor company, Voice Mobility Inc. and its other subsidiaries.

Our principal executive and head offices are located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada. Sales and marketing operations are primarily based out of our head office. Research, development and technical support are based out of our office located at 20 - 3318 Oak Street, Victoria, British Columbia, Canada. We have a one person research office in Nova Scotia, Canada. We also have sales staff residing in California.

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

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on Intel-based commercial-off-the-shelf hardware in the service provider's preferred configuration. We can provide our enhanced messaging software only, or we can provide a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

Our enhanced messaging software suite is designed to function on industry standard commercial-off-the-shelf hardware such as Intel processor-based servers. This allows our customers to utilize their hardware manufacturer of choice, obtain the latest technology and add complementary functionality quickly and cost effectively. Our enhanced messaging software suite also uses communication and digital-signal-processing boards from NMS Communications.

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

- providing a speech interface which allows any speech recognition software to interface with our application;

- allowing users to receive any type of communication regardless of its incoming format or medium (i.e. voicemails and faxes) into one unified mailbox with the ability to control, sort and prioritize all such messages;

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

Components of Our Enhanced Messaging Product Offering

Our enhanced messaging software suite includes the following core service features:

- legacy voicemail replacement;

- real time call connect/one number;

- voicemail to email;

- fax to email;

- a single unified mailbox;

- find-me and follow-me;

- call announce and call screening;

- message notification; and

- speech recognition integration.

Our legacy voicemail replacement feature allows a telecommunication company to replace existing voicemail systems currently being used by telecommunications companies. The first stage involves installing our enhanced messaging software and migrating any existing voicemail subscribers to the messaging system. Our messaging software has been designed to allow telecommunication companies to transition their subscribers between the telecommunication company's old system and the new system. We also have the ability to interface with existing "legacy" voice-mail systems, allowing for the transfer of messages between systems. Finally, we emulate legacy voicemail telephone systems, both in terms of interfaces and features. Once the legacy voicemail subscribers are transitioned to the new messaging system, the telecommunications company has the option of adding and selling one or more of the enhanced messaging features described below.

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

Our call-announce and call-screening feature allows subscribers to identify the caller and then decide whether or not to answer a particular call or direct it to their unified mailbox. Our message notification feature notifies subscribers of new or urgent messages by voicemail, email, pager or any wireless device. Our speech recognition integration interface allows service providers to select their preferred speech recognition vendor as our enhanced messaging software can interface with all vendors specifications.

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on Intel-based commercial-off-the-shelf hardware in the service provider's preferred configuration. We can provide our enhanced messaging software only, or, we, with our partner, can provide a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

For the year ended December 31, 2003, sales consisted of the recognition of deferred revenue from the prior year. Of this total, product sales represented 36% and services represented 64%. In the year ended December 31, 2002 product sales represented 97% and services represented 3% of total sales.

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

Telecommunication companies represent our target customer opportunity. "Tier I" telecommunication companies, defined to include providers of messaging services to 100,000 - 35,000,000 end users, in particular tend to have large existing installed bases of voicemail users. The customer base of many of these telecommunication companies using legacy voicemail systems continues to grow at a rate of between 10% and 30% per year as a result of the growth in the use of wireless telecommunication devices. Currently, the Tier I telecommunication companies are looking for methods to limit spending in legacy voicemail systems and methods to cost effectively implement enhanced messaging technology.

We believe that Tier I telecommunication companies will no longer be willing to invest in legacy systems which cannot be upgraded to offer enhanced messaging services and will therefore be required to replace such legacy systems. We also believe that their decision will be driven by the demand from current and potential subscribers that they offer and implement enhanced messaging technology services. We anticipate that some of these telecommunication companies will install our enhanced messaging software and migrate their current voicemail customers over to our enhanced messaging software without interruption in service. We then expect that these telecommunication companies would begin to incrementally market the value-added service available as part of our enhanced messaging software, such as our real time call connect, voicemail to email, fax to email and unified mailbox service offerings. To support our customers, we have developed significant research that identifies end users' perceptions of enhanced messaging features, their pricing tolerances and willingness to purchase such additional enhanced messaging features. With our research, we can assist these telecommunication companies in effectively marketing our enhanced messaging services to their current and potential customer base.

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

Marketing and Distribution Methods

We intend to distribute our enhanced messaging software through strategic partners, system integrators and OEM (original equipment manufacturer) distributors, who will sell our product directly to telecommunication companies. To date, all of our sales have been through direct sales to companies. The core skills of our company lie in developing enhanced messaging software to meet the needs of large Tier 1 telecommunication companies. Although to date we have distributed all of our enhanced messaging software by direct sales, it is not our intention to build a geographically dispersed sales, support, or professional services organization. Our sales and marketing efforts will remain primarily directed at building relationships with strategic partners, system integrators and OEM distributors.

The complexity of the current voicemail systems used by telecommunication companies requires not only a sound understanding of the systems capabilities but a thorough understanding of where and how these systems can interconnect with other systems. There are very few companies that have earned the trust of the largest telecommunication companies to deal directly with the systems and technologies that are fundamental to the basic business of a telecommunication company. These companies include large switch manufacturers and large system integrators and consultants. We recognize this reality and understand that these relationships have been forged over an extended period of time. As a result of these established relationships, we anticipate that telecommunication companies will purchase their technology directly from these "trusted" companies; our partners. We are therefore dedicated to building relationships with these strategic partners or system integrators. We anticipate that telecommunication companies will purchase our enhanced messaging software directly from these strategic partners or system integrators. The strategic partner or system integrator will assist in installation, maintenance and support of our enhanced messaging software. We will play a supporting role to these strategic partners, system integrators and original equipment manufacturer distributors. We intend to limit the number of relationships we enter into with strategic partners and systems integrators, distribution partners and original equipment manufacturer distributors. The key in this area of the business is the quality of the partner, not the quantity.

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

Key Strategic Partners

Avaya: Avaya is a global communication systems, applications services company that generated $5 billion in revenue last year. Avaya offers complete network management for enterprise customers. Avaya provides services to 90% of the FORTUNE 500 companies and to the US government. Avaya is a system integration partner and an OEM distributor of our enhanced messaging product. Avaya's service provider Managed Services Division will also provide a hosted turnkey solution to the market.

NMS Communications: NMS provides communication boards, software interfaces for their hardware solutions, and access to a broad range of resources for sales, marketing and development.

Service Applications International Corporation (SAIC): SAIC is one of the leading system integrators in North America, capable of installing, integrating and managing our enhanced messaging software for a telecommunications carrier. We have also worked with SAIC in a development capacity in the development of a legacy voicemail migration tool capable of migrating subscribers from aging legacy voicemail systems to our enhanced messaging software.

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

Service providers now have the ability to operate our software on Intel processor based hardware made and distributed by commercial-off-the-shelf hardware vendors such as IBM, DELL, HP and others. This provides our strategic partners and system integrators (many have strategic relationships with certain hardware vendors) and telecommunication companies with comfort that they can choose their preferred hardware on which to operate our enhanced messaging software.

International Markets

We believe international markets should offer us strong opportunities in the long-term. Mature markets are seeking replacement technologies to enhance and replace legacy voicemail systems that are reaching the end of their useful lives. Emerging markets are being fuelled by the very basic need for high performance and low cost telecommunications infrastructure.

We perceive a specific opportunity with telecommunications companies that are either introducing messaging services to their markets for the first time, or are seeking to supplant incumbent, aging, or manufacturer discontinued platforms with next generation technology that creates new revenue opportunities through the delivery of enhanced features and functionality.

We are targeting both incumbent and emerging telecommunications companies. We are engaged with original equipment manufacturers and systems integration partners in these international markets as a means to further expand and facilitate market penetration and the acquisition of market share. Key attributes of our enhanced messaging software that facilitate this expansion are the user-friendly interfaces, our multi-language support, and our broad support for many variants of telephony connectivity.

In 2003, we experienced interest from our international markets. As we continue to offer telecommunication companies seeking to cost-effectively replace legacy messaging systems with the opportunity to enhance and expand existing systems with the deployment of our enhanced messaging system, and by delivering an enhanced messaging system to companies initiating their first deployment of messaging services, we believe our presence in, and revenues from, non-North American markets will expand in the coming years.

See Note 5 to our consolidated financial statements for financial information by geographic area.

Competition

Well-established suppliers such as Lucent and Comverse currently dominate the Tier I telecommunication company messaging market. These competitors have provided voice mail services to both wired and wireless telecommunication companies since the early 1980's. In evaluating the competitive landscape, we believe our closest competitors are companies offering voicemail and enhanced messaging systems built to satisfy the high capacity and high resiliency needs of the telecommunications company environment. Lucent and Comverse are also developing a legacy voicemail replacement product. In this segment, we have identified three primary competitors: Lucent, Comverse and IP Unity.

- Lucent is a well-entrenched supplier of voicemail systems to the Tier I telecommunications company market. Existing products include the Lucent Sierra and the Lucent IMA-CA. These products currently service 50% of the North American voicemail market. Its replacement product is the Lucent Anypath. A product built for the evolution from voicemail to unified messaging. Lucent is a large company headquartered in Murray Hills, New Jersey with 33,000 employees. The company has a portfolio stretching from switching, data networking, optical equipment and software, next-generation third generation (3G) mobility solutions, a network services organization - designing, engineering, installing, managing, monitoring and repairing some of the most sophisticated networks in the world, and the world-renowned Bell Labs.

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

- IP Unity is a relatively new player to the unified messaging market. They offer a solution targeted at the internet providers / broadband providers in the market. Their strength lies in their ability to integrate and interface with voice-over IP networks. IP Unity is a private company and does not report its financials or company details.

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

- our business and pricing models are designed to set a new expectation in the market for price and flexibility;

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

In 2003, our revenues consisted of the recognition of deferred revenue of the prior year. Of this total, revenue from Aliant, Inc. and its subsidiaries comprised 39% of our revenues in the year ended December 31, 2003. Sales to Aliant, Inc. and its subsidiaries comprised 84% of our revenues in the year ended December 31, 2002 and 56% of our revenues in the year ended December 31, 2001.

Aliant has not purchased any further software licenses from us since June, 2002 and we do not expect any further sales to Aliant in the year ended December 31, 2004.

In order to broaden and diversify our customer base, we have been seeking out strategic partners to assist with the sales and marketing of our products. We have been in contact with several potential strategic partners and have entered into a system integration agreement, and an OEM (original equipment manufacturer) sales agreement with Avaya. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base, our business, financial condition and results of operations would be materially and adversely affected if we lost any one of these significant customers.

Research and Development

Our research and development team is primarily located in our facility located in Victoria, British Columbia, Canada. The research and development team also has a research analyst located in an office at the TARA (Telecom Applications Research Alliance) facility in Halifax, Nova Scotia, Canada. Our research and development team designs, develops, tests, documents, and localizes our enhanced messaging product. The research and development team's feature and release direction is governed by all strategic product stakeholders. Each feature is detailed in written business requirements created by our business requirements team. A change control board also directs the lower level problems and enhancements for all other development work.  Releases are coordinated with our marketing, sales, and system integration/partner support departments to ensure timely delivery of the grouped features to our partners, clients, and ultimately our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. The research and development team delivered version 3.1 of our enhanced messaging software on November 7, 2003. The enhanced messaging development team's focus for the v3.1 release was massive scalability, high availability support, system integrator support, software installation flexibility, automatic speech recognition support, real-time billing support, and many other voicemail replacement features. The team worked on the product's next release for the remainder of the fiscal 2003 year which, upon its general availability in 2004, will have several infrastructure focussed features. Research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $725,456, $1,058,643 and $4,618,284 respectively.

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

Employees

As of March 1, 2004, we employed 19 people, 4 of who are engaged in marketing and sales, 11 in research, development and support, and 4 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Upon completion of such transactions at June 24, 1999, the stakeholders in Voice Mobility and Acrex (consisting of the original shareholders of Voice Mobility Inc. (43%), certain shareholders of Acrex (15%), and the investors in the Acrex private placement (32%) held approximately 90% of the capital stock of our company, thereby constituting a recapitalization of Voice Mobility Inc. through the acquisition of Equity Capital.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $3.3 and $3.9 million to carry out our business plan in the next twelve months, and we will need to raise additional funds to:

- support our planned rapid growth and carry out our business plan,

- develop new or enhanced services and technologies,

- increase our marketing efforts,

- acquire complementary businesses or technologies,

- respond to regulatory requirements, and

- respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

We have a history of losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2003, we have incurred aggregate net losses of $36 million. Our loss from operations for the fiscal year ended December 31, 2003 was $2.8 million. We also incurred a loss from operations for each of the years ended December 31, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that revenues will increase, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent chartered accountants' report on the December 31, 2003 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

We hold no patents on our proprietary technology and may not be able to protect our proprietary technology.

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

In 2003, our revenues consisted of the recognition of deferred revenue of the prior year. Of this total, revenue from Aliant, Inc. and its subsidiaries comprised 39% of our revenues in the year ended December 31, 2003. Sales to Aliant, Inc. and its subsidiaries comprised 84% of our revenues in the year ended December 31, 2002 and 56% of our revenues in the year ended December 31, 2001. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The market for unified messaging software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including Lucent, Comverse and IP Unity and others have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Increased competition in the unified messaging industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,077,855 (CDN$2,693,940) remains outstanding at December 31, 2003. The amount payable each quarter is the lesser of $174,838 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The quarterly amounts payable, if any, will be due on or before the first business day following the quarter end date. On January 1, 2004, the maximum amount payable to Aliant was $355,303 (CDN$460,651). We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination of cash and common shares. After December 31, 2004, we are required to pay any amount of the promissory note, which remains unpaid through the issuance of our common shares. If all or a significant portion of these payments were made in shares of our common stock, this would result in substantial additional dilution in the future. Refer to Note 13 to the audited consolidated financial statements for more information on the outstanding note to Innovatia.

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

Item 2. Properties.

Our principal executive offices are located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8. We lease the office facility, which is approximately 2,000 square feet in size, at a basic rate of $19,623 (CDN$25,441) per year plus expenses. This lease expires on March 31, 2005.

We also lease an engineering facility located at 20 - 3318 Oak Street, Victoria, British Columbia, Canada, V8X 1R1, which is 8,784 square feet in size, at a basic rate of $69,456 (CDN$109,572) per year plus expenses. This lease expires on May 31, 2004. Upon expiration of this lease, we will move our engineering facility, to a new space located at 3rd floor - 1001 Wharf Street, Victoria, British Columbia, Canada, V8W 1T6. The new space is 4,050 square feet in size, and will be leased at a basic rate of $35,215 (CDN$47,588) per year plus expenses. This lease expires on December 31, 2008.

We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2004. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Item 3. Legal Proceedings.

On August 8, 2001, Sharon Ho commenced an action in the Superior Court of California against our company and its operating subsidiary to recover damages as a result of an alleged breach of contract, which occurred prior to April 1, 1999. On October 10, 2001, we entered into an indemnification agreement with Robert Cashman, the former majority shareholder of our company (then named Equity Capital Group, Inc.), to indemnify us against any claims or liabilities that existed prior to the reverse acquisition by Voice Mobility Inc. of our company (then named Equity Capital Group, Inc.), including the claim by Sharon Ho. On October 10, 2001, we also entered into a settlement agreement with Robert Cashman, whereby he was to pay us $290,000 to cover the costs of a proposed settlement with Sharon Ho and additional related legal expenses. The $290,000 was to be paid in instalments from October 10, 2001 to October 25, 2002. In addition to the indemnification and settlement agreements, we also obtained a security agreement, a guaranty agreement and a stock pledge agreement to ensure that Mr. Cashman would make the required payments. On October 15, 2001, we executed a settlement agreement and mutual release with Ms. Ho. The settlement agreement required us to pay Ms. Ho $252,500 to be paid in instalments from October 10, 2001 to October 1, 2002, which we paid in full as at September 30, 2002. On March 8, 2002, William Krebs, a

shareholder and director of our company, agreed to indemnify our company against any losses that may be incurred by us on the collectibility of the amounts agreed to be paid by Mr. Cashman. On September 16, 2002, Mr. Cashman filed for bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code in U.S. Bankruptcy Court, Central District of California (Case No. SA02-16986 JR). We took action under the pledge agreement and the security agreement and took possession of certain assets of Mr. Cashman. On January 27, 2003, we sold a portion of those assets and realized cash of approximately $53,000.

On December 31, 2001, Budd Stewart, a former employee of our subsidiary, filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia (Vancouver Registry), alleging that his employment was terminated and that we breached the terms of stock option agreement. The relief sought by Mr. Stewart is damages under several causes of action for an aggregate of approximately $1,825,892. In our Statement of Defence, we deny that there was an existing employment agreement with Mr. Stewart and deny that we have breached the terms of any stock option agreement. We believe that there is no substantive merit to the claims made by Mr. Stewart and we intend to vigorously defend the action. We are also seeking costs from Mr. Stewart in this matter. In October 2002 and June 2003, the parties conducted examinations for discovery. A trial was scheduled for November 2003 but the trial had been adjourned. A trial date is scheduled for May 31, 2004.

Other than as set out above, to our knowledge we are not a party to any other litigation as at March 1, 2004. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed and commenced trading on the OTC Bulletin Board on June 30, 1999 under the symbol "VMII" and on the Toronto Stock Exchange on July 16, 2001 under the symbol "VMY". Since June 30, 1999, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board and the Toronto Stock Exchange:

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (CDN$)	Low (CDN$)
December 31, 2003	$0.90	$0.23	December 31, 2003	$1.20	$0.33
September 30, 2003	$0.31	$0.16	September 30, 2003	$0.40	$0.21
June 30, 2003	$0.27	$0.14	June 30, 2003	$0.39	$0.20
March 31, 2003	$0.29	$0.20	March 31, 2003	$0.45	$0.29
December 31, 2002	$0.33	$0.12	December 31, 2002	$0.51	$0.17
September 30, 2002	$0.27	$0.07	September 30, 2002	$0.33	$0.10
June 30, 2002	$0.30	$0.14	June 30, 2002	$0.42	$0.20
March 31, 2002	$0.35	$0.13	March 31, 2002	$0.50	$0.25

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

On March 1, 2004, the shareholders' list for our common stock showed 127 registered stockholders and 37,065,391 shares issued and outstanding. The closing sale price for our common stock on March 1, 2004, as reported on the OTC Bulletin Board, was $0.90. On March 1, 2004, there were 3,350,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding. These exchangeable shares are exchangeable, at no additional consideration, into shares of our common stock at any time.

Dividend Policy

During the year ended December 31, 2003, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

The following sets forth certain information concerning securities which were sold or issued by us during the quarter ended December 31, 2003 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On November 15, 2003, we issued a Series E promissory note to one shareholder in the aggregate amount of $115,181 (CDN$150,000) payable on demand. The note is subject to a repayment premium equal to 15% of the outstanding principal balance and bears interest at a rate of 8% per annum, which is payable quarterly.

On November 24, 2003, we issued a Series E promissory note to one shareholder in the aggregate amount of $113,705 (CDN$150,000) payable on demand. The note is subject to a repayment premium equal to 15% of the outstanding principal balance and bears interest at a rate of 8% per annum, which is payable quarterly.

On December 29, 2003, we issued two Series E promissory notes to two separate shareholders in the aggregate amount of $228,868 (CDN$300,000) payable on demand. The note is subject to a repayment premium equal to 15% of the outstanding principal balance and bears interest at a rate of 8% per annum, which is payable quarterly.

All of the Series E promissory notes were issued in "offshore transactions" to non-U.S. persons pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2003.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	4,658,249	$1.13	3,887,296
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,658,249	$1.13	3,887,296

(1) The maximum number of options issuable under our stock option plan is 10,000,000, less 954,455 options that have been granted and exercised under the plan and less 500,000 options which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2003.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for the five fiscal years ended December 31, 2003 is derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 of this annual report on Form 10-K. The statement of operations data and the balance sheet data are derived from our Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States. All amounts in the table are in thousands, except per share amounts.

Statement of Operations(1)(2)
Fiscal Year Ended December 31
(in thousands)
	2003	2002	2001	2000	1999
Sales	$58	$700	$358	$275	$56
Expenses:
Cost of sales	-	$63	$50	$86	$52
Sales and marketing	$666	$1,103	$2,238	$3,589	$1,191
Research and development	$725	$1,059	$4,618	$2,709	$2,250
General and administrative and other	$2,378	$2,384	$3,745	$3,542	$3,412
Total expenses	$3,769	$4,609	$10,651	$9,926	$6,905
Net loss	($3,711)	($3,909)	($10,293)	($9,651)	($6,849)
Deemed dividend on Series B Preferred Stock	--	--	--	($1,451)	--
22
Dividends paid on preferred stock	--	$147	$57
Reduction of beneficial conversion feature on retraction of 80,969 Series B preferred stock	--	--	($110)	--	--
Retained earnings adjustment on the exchange of the Series B preferred stock	$1,320	--	--	--	--
Net income (loss) attributable to common stockholders	($2,391)	($4,056)	($10,240)	($11,102)	($6,849)
Basic and diluted net loss per common share	($0.06)	($0.11)	($0.34)	($0.46)	($0.41)
Weighted average number of common stock and common stock equivalents outstanding used in basic and diluted per share calculation	37,612	35,406	30,068	24,031	16,904

Balance Sheet(1)(2)
Fiscal Year Ended December 31
(in thousands)
	2003	2002	2001	2000	1999
Cash and Cash Equivalents	$86	$98	$1,732	$603	$121
Working Capital (deficiency)	($1,325)	($1,206)	$1,506	$1,634	($1,126)
Total assets	$602	$1,314	$4,373	$4,665	$852
Current liabilities	$1,760	$1,784	$1,086	$1,103	$1,453
Long Term Liabilities	$5,554	$1,328	$1,576	--	--
Total Liabilities	$7,314	$3,112	$2,662	$1,103	$1,453
Total stockholders' equity (deficiency)	($6,711)	($1,798)	$1,711	$3,562	($602)

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

During the years ended December 31, 2003, 2002 and 2001, we implemented a restructuring plan in an effort to reduce our expenses and monthly burn rate. The restructuring plan consisted primarily of a reduction in employees in all areas of our operations, a reduction in our office space from 5,000 s.f. to 2,000 s.f. (saving rent of $2,000 (CDN$3,000) per month) by relocating our offices to our new premises in Burnaby, British Columbia, a reduction in the size of our office space in Victoria, British Columbia by subleasing a portion of that space and by a significant reduction in the utilization of consultants.

During the year ended December 31, 2003, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. We reduced the number of employees by eight and we reduced expenses across the company after a comprehensive review of our expenditures. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Below is a table summarizing the percentage change for each of our departments over the past three years.
Percentage change in Operating Expenses by Department
Department	2003	2002	2001
Sales and marketing (1)	(39.6)%	(50.7)%	(37.6)%
Research and development (2)	(31.5)%	(77.1)%	70.5%
General and administrative (3)	(33.2)%	(37.7)%	(0.4)%

  We have reduced Sales and marketing expenses from $3,588,642 to $665,801 from 2000 to 2003.

  We have reduced Research and development expenses from $2,709,048 to $725,456 from 2000 to 2003.

  We have reduced General and administrative expenses from $3,639,028 to $1,507,652 from 2000 to 2003.

Results of Operations for the fiscal years ended December 31, 2003 and December 31, 2002

Sales

Sales from the recognition of deferred revenue for the fiscal year ended December 31, 2003 were $57,967 compared to sales of $699,937 for the fiscal year ended December 31, 2002, representing a 92% decrease. The decrease in sales is attributed to the decrease in the volume of goods sold (and not to decreases in price) compared to the same period last year. Sales for the fiscal year ended December 31, 2003 were from recognition of deferred revenue from 2000 and support services. Sales for the fiscal year ended December 31, 2002 included software license sales, recognition of deferred revenue from 2000, mailbox subscriptions, and support services. Sales to two customers comprised 74% of revenue for the fiscal year ended December 31, 2003. Sales to Innovatia Inc., an existing shareholder of our company, and NBTel, both wholly-owned subsidiaries of Aliant Inc., comprised 84% of revenues for the fiscal year ended December 31, 2002. For the fiscal year ended December 31, 2003, we derived 74% of our sales from our Canadian operations (98% for the fiscal year ended December 31, 2002) and 26% from sales from our U.S. operations (2% for the fiscal year ended December 31, 2002).

Of the $641,970 decrease in sales, $586,265 was attributable to sales of our software license to one customer, Aliant Inc. and its subsidiaries, which comprised 84% of revenues for the fiscal year ended December 31, 2002. During the year ended December 31, 2003, we did not make any further sales to Aliant. We shifted our sales approach from direct sales to sales through channel partners. During the year, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We hope that we have established such a relationship with Avaya Inc. We have not generated any sales through channels to date.

Cost of sales

Cost of sales were $nil and $62,818 for the fiscal years ended December 31, 2003 and 2002 respectively, representing a 100% decrease. We did not record any cost of sales for the fiscal year ended December 31, 2003 as all revenue earned in the year was recognized deferred revenue. Cost of sales for the fiscal year ended December 31, 2002 was comprised of the royalty costs, any applicable selling commissions, language translation costs and amortization of the telephony hardware, software licenses, and installation costs of previous versions of our product at existing customer locations (which used to be sold as a complete product including hardware and software).

The decrease in cost of sales was primarily attributable to a decrease of $44,585 in royalty costs related to sales of our software license to one customer for the fiscal year ended December 31, 2002.

Operating Expenses

Total operating costs for the year ended December 31, 2003 were $2,898,909 compared to $4,419,528 for the previous year. The decrease in total costs of $1,520,619, or 34%, was primarily attributable to the continued implementation of our restructuring plan to conserve cash and to reduce our monthly cash burn rate. The plan resulted in a significant reduction in costs and the reduction in personnel was the primary method used to reduce our operating costs. For the fiscal year ended December 31, 2003, an aggregate of eight employees were laid off which resulted in a net aggregate monthly savings of approximately $50,000. In addition to the layoffs, all employees agreed to a rollback on salaries of between 2.5% to 5% during the year. Approximately $350,000 was attributed to a reduction in the amortization on our property and equipment and approximately $200,000 was attributed to a reduction on the use of professionals. The total cost of the restructuring plan for the fiscal year ended December 31, 2003 was $52,366.

Sales & Marketing

Our sales and marketing costs consists primarily of personnel, advertising, promotions, public relations, trade shows and business development. Total costs were $665,801 and $1,103,112 for the fiscal years ended December 31, 2003 and December 31, 2002 respectively representing a decrease of 40% in sales and marketing costs.

The decrease of $437,311 in sales and marketing expense between the fiscal years ended December 31, 2003 and 2002 is a result of a decrease in sales and marketing personnel, advertising and promotions, travel, consulting fees, and general sales and marketing expenses. The decrease in sales and marketing expenses is a result of our shift from a direct sales model to a channel partner model. This shift will allow us to utilize the brand of our channel partner to access the persons making the purchase decisions at the Tier I telecommunication companies. The shift resulted in the reduction in staff which we employed for sales support and training. From a sales perspective, we believe that this shift will allow for greater revenue potential over time. The primary reason for the decrease in costs is a result of a significant cost reduction plan. We decreased personnel in our sales and marketing department by 3 persons between December 31, 2002 and December 31, 2003.

Research and Development

Our research and development costs were $725,456 and $1,058,643 for the fiscal years ended December 31, 2003 and 2002 respectively, representing a decrease of $333,187 or 31%. Included in these costs are employee stock option compensation cost of $nil and $21,766 for the fiscal years ended December 31, 2003 and 2002 respectively.

The decrease of $311,421 (exclusive of stock based compensation) between the fiscal years ended December 31, 2003 and 2002 is primarily a result of a decrease in research and development personnel, data and voice transmission and related facility costs. The primary reason for the decrease in costs is a result of a significant cost reduction plan. We have decreased personnel in our research and development department by 5 developers between December 31, 2002 and December 31, 2003.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,507,562 and $2,257,773 for the fiscal years ended December 31, 2003 and 2002 respectively, representing a decrease of $750,211 or 33% in our general and administrative costs. Included in these costs are stock option compensation cost of $60,062 and $nil for the fiscal years ended December 31, 2003 and 2002 respectively.

The decrease of $810,273 (exclusive of stock based compensation) in general and administrative costs between the fiscal years ended December 31, 2003 and 2002, is primarily a result of a decrease in personnel costs, professional and legal costs.

Interest Income

Interest income was $5 and $7,134 for the fiscal years ended December 31, 2003 and 2002 respectively. For the fiscal year ended December 31, 2003, we earned interest income on cash through term deposits. The decrease in interest income is a result of the decrease in cash and cash equivalents from December 31, 2002 to December 31, 2003.

Interest Expense

Our interest expense was $629,043 and $133,434 for the fiscal years ended December 31, 2003 and 2002 respectively. The increase in interest expense resulted from the increase in the issuance of debt securities for the fiscal year ended December 31, 2003, including the Series A, B, C, D and E promissory notes payable.

Loss on Debt Restructuring

For the fiscal year ended December 31, 2003, we recorded a $241,636 loss on debt restructuring as described more fully in Note 7 to the audited consolidated financial statements.

Income Taxes

At December 31, 2003, we have $5,387,000 United States tax net operating losses that expire in the years 2019 through to 2022. As at December 31, 2003 we have Canadian tax net operating losses of approximately $19,023,000 that will expire in the years 2004 through 2010. Non-capital losses of our Canadian operating subsidiary Voice Mobility Inc., are restricted by Canadian Income Tax law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2003 and 2002 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Net Loss

Our net loss was $3,711,616 and $3,908,709 for the fiscal years ended December 31, 2003 and 2002 respectively. The primary reason for the decrease in net loss is due to the implementation of our restructuring plan that involved the reduction in personnel between December 2002 to December 2003 of 8 employees and their related costs. Along with the cost reduction plan, we recorded a loss on debt restructuring of $241,636 that took place on September 9, 2003.

Since inception through December 31, 2003, we have incurred aggregate net losses of $36 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

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

Research and Development

Our research and development costs were $1,058,643 and $4,618,284 for the fiscal years ended December 31, 2002 and 2001 respectively representing a decrease of 77% in research and development costs. Included in these costs are employee stock option compensation cost of $21,766 and $257,934 for the fiscal years ended December 31, 2002 and 2001 respectively.

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

The decrease of $1,195,324 (exclusive of stock based compensation) in general and administrative costs between the fiscal years ended December 31, 2002 and 2001, is primarily a result of a decrease in personnel costs, professional and legal costs. In 2001, we filed a registration statement with the SEC and a prospectus with Canadian regulatory authorities, which resulted in professional fees and legal costs of approximately $300,000. The remaining decrease in general and administrative costs are a result of decreases in personnel in our administrative department by five (5), the related costs and our reduced usage of consultants.

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

Liquidity and Capital Resources

As of December 31, 2003, we had $85,636 in cash and cash equivalents and a working capital deficiency of $1,324,471.

Operating Activities

Our operating activities resulted in net cash outflows of $2.1 million for the fiscal year ended December 31, 2003. Operating activities resulted in net cash outflows of $2.6 million and $7.6 million respectively for the years ended December 31, 2002 and 2001. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $8,292 for the fiscal year ended December 31, 2003. Investing activities resulted in net cash outflows of $0.01 million and $0.9 million respectively for the years ended December 31, 2002 and 2001. We received proceeds of $14,290 from the sale of property and equipment and spent $5,998 on capital purchased during the period. The investing activities in fiscal 2002 was limited due to our cash conservation plans and in 2001 consisted primarily of purchases of property and equipment as a result of growth of our company and our development activities. These capital expenditures consisted of hardware, software, equipment, and furniture for our then growing employee headcount, and our research and development needs. At December 31, 2003, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $2.2 million for the fiscal year ended December 31, 2003 from the issuance of Series B, D and E promissory notes and the issuance of common shares and share purchase warrants in a private placement transaction in September 2003. Financing activities resulted in net cash inflows of $926,533 and $9,730,855 for the fiscal years ended December 31, 2002 and 2001 respectively.

On June 28, 2002, we received $428,891 (CDN$650,000) from the issuance of Series A promissory notes bearing interest at 8% per annum payable quarterly. The notes included a 15% repayment premium due on settlement. The notes were repayable on the earlier of June 27, 2003 or when our net revenues plus any proceeds we receive from any financing exceed $1,928,268 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation or other reorganization the result of which the successor corporation has working capital of more than $1,928,268 (CDN$2,500,000). We did not repay the notes on their maturity date of June 27, 2003. The proceeds from the promissory notes were applied towards working capital purposes. The Series A promissory notes were exchanged into the Series C promissory note on September 9, 2003. See Notes 7, 8 and 10 to the audited consolidated financial statements for further details on the Series A promissory notes and the exchange to Series C promissory notes.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

On December 30, 2002, we entered into two loan subscription agreements (Series B promissory notes) with two shareholders (William Laird and Margit Kristiansen) whereby if we achieve certain milestones, we would receive an aggregate of $1,222,391 (CDN$1,800,000). Each of these lenders advanced $101,866 (CDN$150,000) on each of December 30, 2002, January 31, 2003 and February 28, 2003. In addition, each of these lenders advanced a further $101,866 (CDN$150,000) three days after we provide the lenders with a written notice that: (i) we have received gross revenues of $36,097 (CDN$46,800) prior to the end of April 30, 2003; (ii) we have received gross revenues of $54,146 (CDN$70,200) prior to the end of May 31, 2003; and (iii) we have received gross revenues of $61,365 (CDN$79,560) prior to the end of June 30, 2003. The notes are repayable on the earlier of the date which is one year following the effective date of the notes, or when our cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,928,268 (CDN$2,500,000), or when we complete a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,928,268 (CDN$2,500,000). The notes bear interest at a rate of 8% per annum payable quarterly. The notes included a 15% repayment premium due on settlement. In December 2002, we received $190,162 (CDN$300,000) as the first series of proceeds from the loan subscription agreement. The proceeds from the promissory notes were applied towards working capital purposes. Subsequent to the year ended December 31, 2002, in January 2003 and February 2003, we received the next two series of proceeds of $199,667 (CDN$300,000) each. These proceeds from the promissory notes were applied toward working capital purposes. Although we did not meet the milestones as outlined in the agreements, the lenders continued to advance funds in March, April and May 2003, in order for us to meet our working capital requirements. The Series B promissory notes were exchanged into the Series C promissory note on September 9, 2003. See the section on Restructuring of Debt and Preferred Shares below and Notes 7, 8, 9 and 10 to the audited consolidated financial statements for further details on the Series B promissory notes and the exchange to Series C promissory notes.

On September 9, 2003, we issued an aggregate of $366,838 (CDN$500,000) Series D promissory notes to four shareholders, one of whom is also a director of our company. The Series D promissory notes are repayable on December 31, 2005. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance and bear interest at a rate of 8% per annum, which is payable quarterly. We issued to the holders of the Series D notes one share purchase warrant for each $0.64 (CDN$0.8696) of principal which resulted in us issuing 574,999 warrants. The warrants are exercisable for a period of five years at an exercise price of $0.33 (CDN$0.425) per share. The proceeds were used for general working capital purposes.

On September 9, 2003, we issued an aggregate of 1,176,470 units with each unit consisting of one share of our common stock and one share purchase warrant for net proceeds of $362,921 (CDN$495,750). The warrants are exercisable for a period of five years at an exercise price of $0.33 (CDN$0.425) per share. The proceeds were used for general working capital purposes.

On November 15, 2003, we issued one Series E promissory note to one shareholder in the aggregate amount of $115,181 (CDN$150,000) payable on demand. The note is subject to a repayment premium equal to 15% of the outstanding principal balance and bears interest at a rate of 8% per annum, which is payable quarterly.

On November 24, 2003, we issued one Series E promissory note to one shareholder in the aggregate amount of $113,705 (CDN$150,000) payable on demand. The note is subject to a repayment premium equal to 15% of the outstanding principal balance and bears interest at a rate of 8% per annum, which is payable quarterly.

On December 29, 2003, we issued two additional Series E promissory notes to two separate shareholders in the aggregate amount of $228,868 (CDN$300,000) payable on demand. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance and bears interest at a rate of 8% per annum, which is payable quarterly.

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

- exchanged the Series B preferred shares (CDN$2,372,526 stated amount) into Series C promissory notes in the principal amount of CDN$2,372,526; and

- issued 864,702 shares of common stock as payment for the 15% repayment fee on the Series A and Series B promissory notes and issued to the holders of the Series A and B promissory notes and the Series B preferred stock, one share purchase warrant for each $1.11 (CDN$1.50) principal amount of Series C promissory notes, with such warrants being exercisable at $0.33 (CDN$0.425) per share for a period of five years.

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

Aliant Transactions

In February 2001, we entered into a three-year development agreement with Innovatia Inc., a shareholder and a wholly-owned subsidiary of Aliant Inc. The purpose of the agreement was to develop a carrier classified product that we would exclusively own or license to Aliant to use as its primary hosted messaging solution for its business and residential customers. Under the agreement, Innovatia would license certain intellectual property to us on a non-exclusive, non-transferable basis for use in the development and verification of our current products and would provide specific professional, project management, administrative and support services for the development, testing and verification of our product with an actual telecommunications company.

On December 28, 2001, we agreed with Innovatia to terminate the three-year development agreement. In settlement of the services provided under this agreement, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142). Immediately thereafter, we repaid $132,059 (CDN$210,000) of the promissory note by issuing 500,000 common shares at a market price of $0.26 (CDN$0.42) per share.

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2003 was 4.5%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $174,838 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant, pursuant to the software license agreement discussed below, in the quarter. In the event the invoiced amount for a particular quarter exceeds $174,838 (CDN$226,678), we will carry forward the difference between the invoiced amount and $174,838 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the principal and interest in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.58 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $175,838 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $1.20 (CDN$1.56).

On January 1, 2004, the maximum amount payable to Aliant was $355,303 (CDN$460,651). If we were to make the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 2,517,701 shares of our common stock to Aliant for such quarterly payments. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If we do not obtain additional approval for further issuances of common stock, we can only repay the remaining balance of the promissory note, if any, in cash.

On March 4, 2002, Innovatia and Voice Mobility Inc. signed a new development agreement. The purpose of this agreement was to develop a carrier-grade unified communications product for the period January 1, 2002 to December 31, 2003. Innovatia agreed to license certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and would provide specific professional, project management, administrative and support services. In consideration for these services, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received from the sale of our products. On November 26, 2002, Innovatia terminated the development agreement and the royalty payments terminated six months thereafter on May 26, 2003.

In June 2002, we entered into a three-year software license agreement with Aliant Telecom Inc. The license agreement involves the licensing of our product to Aliant for its legacy voicemail replacement and further development of our product to satisfy Aliant's requirements. As part of the agreement, Aliant paid us $0.7 million (CDN$1.125 million) as an initial payment, which we received in August 2002. For the fiscal years ended December 31, 2003 and 2002, we recognized as revenue $22,381 (CDN$32,237) and $461,379 (CDN$724,504) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized as revenue when future product and services are delivered. At this time, we are unable to accurately predict when delivery will be made to Aliant because the timing of the delivery of services by us is based on extrinsic factors such as regulatory approval from the Canadian Radio Television and Telecommunications Commission, Aliant's customer demands, delivery and development costs, timing of development cycles, third party deliverables and deployment plans for class of services based on Aliant's customer segmentation. Revenue from the Aliant contract currently is material to our company's overall business and financial condition.

We believe Innovatia has not complied with the terms of its agreements with our company and as a result we are currently in discussions with Innovatia to resolve the matter.

Contractual Obligations
Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations	$1,004,777(1)	$6,569,431(1)	Nil	Nil
Capital Lease Obligations	Nil	Nil	Nil	Nil
Operating Lease Obligations	$54,838(2)	$124,391(2)	$46,336(2)	Nil
Purchase Obligations	Nil	Nil	Nil	Nil
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet Under GAAP	Nil	Nil	Nil	Nil
Total	$1,059,615	$6,693,822	$46,336	Nil

(1) Represents the obligations in connection with the outstanding Series C, D and E promissory notes and the promissory note payable to Innovatia.

(2) Represents the leases of our current office and development premises.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2004. Management projects that we will require an additional $3.3 to $3.9 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Sales and Marketing	$650,000 - $800,000
General and Administrative	$850,000 - $950,000
Research and Development	$850,000 - $950,000
Capital Expenditures	$50,000 - $100,000
Working capital	$400,000 - $500,000
Debt
Payment of interest on promissory notes	$500,000 - $600,000
Total	$3,300,000 - $3,900,000

We plan to raise the capital required to satisfy these immediate short-term needs and additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of our equity securities or debt.

Subsequent to the year ended December 31, 2003, we raised $1,181,480 (CDN$1,574,343) from the issuance of 2,333,521 common shares and 466,875 warrants. On March 4, 2004, we issued an aggregate of 900,000 units with each unit consisting of one share of our common stock and one-half of one share purchase warrant for net proceeds of $764,769 (CDN$1,021,502). During the months of January and February, 2004, we issued an aggregate of 1,399,771 shares of our common stock from the exercise of 1,344,333 warrants and 55,438 options for gross proceeds of $416,711 (CDN$552,841).

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2004 generated through the replacement of legacy voice mail systems by such providers.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2003, our independent chartered accountants included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 16(d) to our audited consolidated financial statements for the year ended December 31, 2003. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with SFAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities which requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision's about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. Financial Interpretation No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The initial adoption of Financial Interpretation No. 46 did not have a material impact on our financial position, results of operation or cash flows. For variable interest entities created or acquired prior to February 1, 2003, Financial Interpretation No. 46R is effective for our fiscal quarter ending March 31, 2004. Our company is currently evaluating the effect that the adoption of Financial Interpretation No. 46 will have on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. For existing financial instruments created before the effective date, any impact upon the adoption of SFAS 150 shall be reported as a cumulative effect of a change in an accounting principle. The initial adoption of SFAS 150 did not have a material impact on our company's financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Data
Fiscal 2003	1st Quarter Fiscal 2003	2nd Quarter Fiscal 2003	3rd Quarter Fiscal 2003	4th Quarter Fiscal 2003	Fiscal 2003
Sales	$29,742	$24,887	$3,338	-	$57,967
Gross Profit	$29,742	$24,887	$3,338	-	$57,967
Net Loss	$(827,123)	$(839,142)	$(1,146,279)	$(899,072)	$(3,711,616)
Basic and diluted Loss per share	$(0.02)	$(0.02)	$0.00	$(0.02)	$(0.06)

Fiscal 2002	1st Quarter Fiscal 2002	2nd Quarter Fiscal 2002	3rd Quarter Fiscal 2002	4th Quarter Fiscal 2002	Fiscal 2002
Sales	$169,489	$23,842	$477,007	$29,599	$699,937
Gross Profit	$155,178	$23,712	$428,630	$29,599	$637,119
Net Loss	$(1,042,994)	$(1,204,783)	$(592,938)	$(1,067,994)	$(3,908,709)
Basic and diluted Loss per shares	$(0.03)	$(0.04)	$(0.02)	$(0.02)	$(0.11)

Financial Statements filed as part of this Annual Report on Form 10-K

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Chartered Accountants.

Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Stockholders' Equity (Deficiency) for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

Voice Mobility International, Inc.

December 31, 2003 and 2002

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of
Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as at December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. as at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring net losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada, March 4, 2004	/s/ Ernst & Young LLP Chartered Accountants

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
[See Note 1 - Nature of Business and Basis of Presentation]

As at December 31	(expressed in U.S. dollars)
	2003	2002
	$	$
ASSETS [notes 10 and 12]
Current
Cash and cash equivalents	85,636	97,996
Other receivables	13,921	19,429
Note receivable [note 3]	190,406	254,833
Deferred finance costs [notes 8 and 9]	-	59,426
Deferred contract costs	81,631	77,556
Prepaid expenses	63,776	68,467
Total current assets	435,370	577,707

Deferred finance costs [note 11]	51,420	-
Property and equipment, net [note 6]	115,684	736,549
Total assets	602,474	1,314,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	269,071	266,442
Accrued liabilities [note 18]	207,194	183,206
Employee related payables	67,227	47,508
Deferred revenue	306,740	302,311
Series A promissory notes payable [note 8]	-	473,821
Series B promissory notes payable [note 9]	-	218,728
Accrued interest on Series C promissory notes payable [note 10]	17,936	-
Accrued interest on Series D promissory notes payable [note 11]	1,860	-
Series E promissory notes payable and accrued interest [note 12]	534,510	-
Current portion of promissory note payable [note 13]	355,303	291,995
Total current liabilities	1,759,841	1,784,011

Series C promissory notes payable [note 10]	3,467,563	-
Series D promissory notes payable [note 11]	363,972	-
Promissory note payable [note 13]	1,722,552	1,328,408
Total liabilities	7,313,928	3,112,419
Commitments and contingencies [note 19]

Stockholders' deficiency [note 16]
Common stock, $0.001 par value, authorized 100,000,000, 35,565,620 outstanding [2002 - 31,536,948]	35,566	31,537
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Series B Preferred stock, nil outstanding [December 31, 2002 - 585,698]	-	586
Additional paid-in capital	30,061,022	31,847,387
Accumulated deficit	(36,011,140)	(33,619,962)
Other accumulated comprehensive income	(796,903)	(57,712)
Total stockholders' deficiency	(6,711,454)	(1,798,163)
Total liabilities and stockholders' deficiency	602,474	1,314,256

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in U.S. dollars)

	2003	2002	2001
	$	$	$

Sales [notes 5 and 18]	57,967	699,937	358,191
Cost of sales [note 14]	-	62,818	49,999
Gross profit	57,697	637,119	308,192

Operating expenses
Sales and marketing [note 16[d]]	665,801	1,103,112	2,237,563
Research and development [note 16[d]]	725,456	1,058,643	4,618,284
General and administrative [note 16[d]]	1,507,652	2,257,773	3,623,980
	2,898,909	4,419,528	10,479,827
Loss from operations	2,840,942	3,782,409	10,171,635
Interest income	(5)	(7,134)	(160,095)
Interest expense	629,043	133,434	281,017
Loss on debt restructuring [note 7]	241,636	-	-
Net loss	3,711,616	3,908,709	10,292,557
Foreign currency translation (gains) losses	739,191	(19,106)	69,989
Comprehensive loss	4,450,807	3,889,603	10,362,546

Earnings (loss) per share [note 15]
Basic and diluted loss per share	(0.06)	(0.11)	(0.34)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Year ended December 31	(expressed in U.S. dollars)
									Other
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional		Accumulated
	Number		Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Total
	#	$	#	$	#	$	$	$	$	$

Balance, December 31, 2000	20,201,282	20,202	1	1	666,667	667	22,871,377	(19,323,693)	(6,829)	3,561,725
Common stock issued pursuant to special warrants	6,500,000	6,500	-	-	-	-	7,643,334	-	-	7,649,834
Common stock issued on settlement of amounts due to Innovatia Inc.	500,000	500	-	-	-	-	131,559	-	-	132,059
Common stock issued pursuant to exercise of stock options	447,500	447	-	-	-	-	405,178	-	-	405,625
Warrants issued pursuant to promissory notes	-	-	-	-	-	-	226,967	-	-	226,967
Series B preferred stock retraction	-	-	-	-	(80,969)	(81)	(352,378)	109,552	-	(242,907)
Dividends paid on preferred stock	-	-	-	-	-	-	-	(57,106)	-	(57,106)
Repurchase of vested stock options	-	-	-	-	-	-	(31,500)	-	-	(31,500)
Stock based compensation	-	-	-	-	-	-	428,817	-	-	428,817
Foreign currency translation loss	-	-	-	-	-	-	-	-	(69,989)	(69,989)
Net loss	-	-	-	-	-	-	-	(10,292,557)	-	(10,292,557)
Balance, December 31, 2001	27,648,782	27,649	1	1	585,698	586	31,323,354	(29,563,804)	(76,818)	1,710,968
Common stock issued pursuant to private placements	2,725,666	2,726	-	-	-	-	503,429	-	-	506,155
Common stock issued on exchange of exchangeable shares	1,162,500	1,162	-	-	-	-	(1,162)	-		-
Dividends paid on preferred stock	-	-	-	-	-	-	-	(147,449)	-	(147,449)
Stock based compensation	-	-	-	-	-	-	21,766	-	-	21,766
Foreign currency translation gain	-	-	-	-	-	-	-	-	19,106	19,106
Net loss	-	-	-	-	-	-	-	(3,908,709)	-	(3,908,709)
Balance, December 31, 2002	31,536,948	31,537	1	1	585,698	586	31,847,387	(33,619,962)	(57,712)	(1,798,163)
Common stock and warrants issued on settlement of Series A & B promissory notes [note 7]	864,702	865	-	-	-	-	805,939	-	-	806,804
Exchange of Series B convertible preferred stock [note 7]	-	-	-	-	(585,698)	(586)	(3,097,955)	-	-	(3,098,541)
Retained earning adjustment on the exchange of the Series B convertible preferred stock [note 7]	-	-	-	-	--	-	-	1,320,438	-	1,320,438
Warrants issued pursuant to Series D promissory notes [note 11]	-	-	-	-	-	-	85,932	-	-	85,932
Common stock issued pursuant to private placement, net of share issue costs of $3,110	1,176,470	1,176	-	-	-	-	361,645	-	-	362,821
Common stock issued on exchange of exchangeable shares	1,987,500	1,988	-	-	-	-	(1,988)	-	-	-
Stock based compensation	-	-	-	-	-	-	60,062	-	-	60,062
Foreign currency translation loss	-	-	-	-	-	-	-	-	(739,191)	(739,191)
Net loss	-	-	-	-	-	-	-	(3,711,616)	-	(3,711,616)
Balance, December 31, 2003	35,565,620	35,566	1	1	-	-	30,061,022	(36,011,140)	(796,903)	(6,711,454)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in U.S. dollars)

	2003	2002	2001
	$	$	$

OPERATING ACTIVITIES
Net loss	(3,711,616)	(3,908,709)	(10,292,577)
Non-cash items included in net loss
Amortization	671,608	1,016,750	909,746
Amortization of deferred finance costs	297,916	31,062	-
Promissory note payable issued for services	-	-	1,707,989
Non-cash interest expense	44,422	-	-
Stock based compensation	60,062	21,766	428,817
Loss on disposal of property and equipment	24,322	38,741	5,391
Loss on debt restructuring	241,636	-	-
	(2,371,650)	(2,800,390)	(7,240,614)
Net change in operating assets and liabilities [note 20]	261,035	245,380	(368,451)
Cash (used in) operating activities	(2,110,615)	(2,555,010)	(7,609,065)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,998)	(55,077)	(955,808)
Proceeds on sale of property and equipment	14,290	50,034	7,998
Cash provided by (used in) investing activities	8,292	(5,043)	(947,810)

FINANCING ACTIVITIES
Proceeds from Series A promissory notes payable	-	428,891	-
Proceeds from Series B promissory notes payable	1,032,229	190,162	-
Proceeds from Series D promissory notes payable	366,838	-	-
Proceeds from Series E promissory notes payable	457,754	-	-
Proceeds on promissory notes payable and warrants	-	-	1,404,214
Repayment of promissory notes payable	-	(51,226)	(1,397,305)
Proceeds from issuance of common stock	362,821	506,155	-
Proceeds from issuance of special warrants, net
of financing costs	-	-	7,649,834
Proceeds from release of preferred stock from escrow	-	-	1,757,093
Dividends paid on preferred stock	-	(147,449)	(57,106)
Proceeds on exercise of stock options	-	-	405,625
Repurchase of vested stock options	-	-	(31,500)
Cash provided by financing activities	2,219,642	926,533	9,730,855

Effect of change in foreign exchange rate on cash and cash equivalents	(129,679)	(684)	(44,307)

Increase (decrease) in cash and cash equivalents	(12,360)	(1,634,204)	1,129,673
Cash and cash equivalents, beginning of year	97,996	1,732,200	602,527
Cash and cash equivalents, end of year	85,636	97,996	1,732,200

See accompanying notes

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Voice Mobility International, Inc. (the "Company") is a Nevada corporation engaged in the development and sales and marketing of enhanced messaging software. The Company's enhanced messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company's principal geographic markets include North America, Europe and Asia.

Basis of presentation

The financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $3,711,616 for the year ended December 31, 2003 [2002 - $3,908,709; 2001 - $10,292,557] and has a working capital deficiency of $1,324,471 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financings. In 2003, the Company received gross proceeds in excess of $2.2 million in connection with the issuance of debt and equity financings. In addition, as of March 4, 2004, the Company has received gross proceeds in excess of $1.1 million on the completion of an equity private placement and the exercise of outstanding options and warrants (Note 21). Management plans to continue to seek other sources of financing on favorable terms, however, there can be no assurance that any such commitment can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

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

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Voice Mobility Inc., Voice Mobility (US), Inc., Voice Mobility Canada Limited, an inactive company and VM Sub Limited, also an inactive company. All intercompany balances and transactions have been eliminated on consolidation.

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

Revenue recognition

Revenues are derived from sales of software licenses, hardware, maintenance and training services. The Company has sold software licenses with maintenance and training services, hardware on a stand-alone basis and bundled arrangements including software, hardware and maintenance and training services. The Company generally licenses software to customers for an indefinite period of time.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

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

Software revenue is recognized under SOP 97-2 when persuasive evidence of an arrangement exists, when all elements essential to the functionality of the software including installation and training are delivered in accordance with the terms and conditions of the customer contract, when the fee is fixed or determinable, and when collection is reasonably assured. Fees are considered fixed or determinable if the contracts are similar to others for which the Company has a standard business practice and a history of successful collection under the original payment terms.

For software arrangements involving multiple elements, the Company allocates revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately. The Company's product and services are generally sold as part of a contract involving software, hardware, maintenance and training. Vendor specific objective evidence is used to determine the relative fair values of these various elements in each of the contracts.

Revenue for hardware sold separately is recognized under SAB 101. Hardware revenue, net of trade discounts is recognized upon shipment or when all elements essential to functionality are complete and when all significant contractual obligations have been satisfied and collection is reasonably assured. When contracts contain specific contingencies, the Company defers revenue recognition until such time as the contingencies are resolved.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Financial instruments

The Company's financial instruments consists of cash and cash equivalents, accounts receivable, other receivables, note receivable, accounts payable, employee related payables, and promissory notes payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

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

Advertising

Advertising costs are expensed in the period incurred. Advertising expense for the year ended December 31, 2003 was $nil [2002 - $8,000; 2001 - $162,000].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). The pro-forma disclosure of stock based compensation is included in Note 16[d].

Under APB 25, compensation expense for employees is based on the excess of the fair value of the Company's stock over the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with SFAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Other accumulated comprehensive loss consists only of accumulated foreign currency translation adjustments for all years presented.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision's about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The initial adoption of FIN 46 did not have a material impact on the Company's financial position, results of operations or cash flows. For variable interest entities created or acquired prior to February 1, 2003, FIN 46R is effective for the Company's fiscal quarter ending March 31, 2004. The Company is currently evaluating the effect that the adoption of FIN 46R will have on its results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. For existing financial instruments created before the effective date, any impact upon the adoption of SFAS 150 shall be reported as a cumulative effect of a change in an accounting principle. The initial adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

3. NOTE RECEIVABLE

On August 8, 2001, an action against the Company and the predecessor corporation, Equity Capital Group, Inc. ("ECG"), was filed alleging breach of contract. A settlement agreement and mutual release was signed between the Company and the plaintiff and an amount of $252,500 was paid by the Company to the plaintiff in full settlement. Prior to signing the plaintiff settlement agreement, the Company signed an indemnification agreement with the former majority shareholder of ECG that indemnified the Company against this claim and set forth a payment schedule whereby the Company would fully recover the amounts paid to the plaintiff.

As at December 31, 2003, the former shareholder of the predecessor corporation, ECG was delinquent in scheduled payments to the Company totaling $190,406.

In 2002, an existing shareholder and director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

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

 5. SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Other	Total

2003	22,381	20,586	15,000	57,967
2002	684,937	15,000	-	699,937
2001	301,991	41,200	15,000	358,191

Sales from the recognition of deferred revenue from three customers comprised 39%, 36% and 25% of revenues in 2003 respectively. Sales to one customer comprised 84% of revenues in 2002 and sales to one customer comprised 56% of revenues in 2001. No other customer accounted for greater than 10% of revenues in each of the years presented.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

6. PROPERTY AND EQUIPMENT

	Cost	Accumulated Amortization	Net Book Value
	$	$	$

2003
Computer equipment	2,754,581	2,692,691	61,890
Computer software	696,218	694,908	1,310
Office equipment and furniture	197,440	159,062	38,378
Leasehold improvements	142,854	128,748	14,106
	3,791,093	3,675,409	115,684

2002
Computer equipment	2,334,510	1,760,441	574,069
Computer equipment for customer use	25,651	3,713	21,938
Computer software	572,667	540,195	32,472
Office equipment and furniture	182,220	95,990	86,230
Leasehold improvements	112,397	90,557	21,840
	3,227,445	2,490,896	736,549

7. RESTRUCTURING OF DEBT AND PREFERRED STOCK

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred stock was settled in full in exchange for the issuance of new debt, common stock and share purchase warrants. The exchange of old debt for new debt, common stock and share purchase warrants has been accounted for in accordance with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". The exchange of convertible preferred stock for new debt and share purchase warrants has been accounted for in accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and Emerging Issues Task Force No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments".

Exchange of Series A and B Promissory Notes

The existing principal amounts of the Series A promissory notes (Cdn$650,000) and Series B promissory notes (Cdn$1,800,000) were exchanged for an equal amount of principal $1,814,949 (Cdn$2,450,000) of Series C promissory notes. The Series C promissory notes bear interest at 8% per annum payable quarterly, and are due on December 31, 2005 (refer to Note 10).

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

7. RESTRUCTURING OF DEBT AND PREFERRED STOCK (cont'd.)

As part of the troubled debt restructuring, the Company issued 864,702 common stock and 1,633,332 Class T share purchase warrants in partial settlement of $272,242 (Cdn$367,500) representing the 15% repayment premium accrued for the Series A promissory notes and Series B promissory notes. The fair market value of the common stock, based on the quoted market price, was $211,387 (Cdn$285,352) and the estimated fair value of the share purchase warrants, using the Black-Scholes option pricing model, was $302,491 (Cdn$408,333). Accordingly, a loss of $241,636 was recorded in the statement of operations. No other gain or loss was recognized on the restructuring of the promissory notes.

The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.33 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 16[e].

Exchange of Series B Convertible Preferred Stock

The Company issued Series C promissory notes with a principal amount of $1,757,093 (Cdn$2,372,526) and 1,581,684 Class T share purchase warrants in exchange for the settlement of 585,698 Series B convertible preferred stock with a stated amount of $1,757,093 (Cdn$2,372,526) and a previously recorded beneficial conversion feature of $1,341,448.

The Series C promissory notes bear interest at 8% per annum payable quarterly and mature on December 31, 2005 (refer to Note 10). The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.33 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 16[e].

The fair value of the Series C promissory notes on the date of issuance was estimated at $1,485,177 (Cdn$2,004,841) based on a 15% market interest rate which management has determined to reflect the Company's cost of borrowing. The fair value of the Class T share purchase warrants was estimated at $292,926 using the Black-Scholes option pricing model. The $1,320,438 net difference between the $3,098,541 combined carrying value of the convertible preferred stock and previously recorded beneficial conversion feature and the $1,778,103 combined fair value of the Series C promissory notes and Class T share purchase warrants issued has been recorded as a reduction to the accumulated deficit and a reduction to the net loss attributable to common stockholders.

8. SERIES A PROMISSORY NOTES PAYABLE

On June 28, 2002, the Company issued an aggregate of $428,891 (Cdn$650,000) of Series A promissory notes to four shareholders. The notes were repayable on the earlier of June 27, 2003, or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,928,268 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,928,268 (Cdn$2,500,000).

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

8. SERIES A PROMISSORY NOTES PAYABLE (cont'd.)

The notes were subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $71,355 (Cdn$97,500) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost has been fully amortized to interest expense. The notes carried interest at a rate of 8% per annum, which was payable quarterly.

The notes and the repayment premium were settled on September 9, 2003 as part of the restructuring of debt and preferred stock described in Note 7.

9. SERIES B PROMISSORY NOTES PAYABLE

From December 30, 2002 to May 31, 2003, the Company issued an aggregate of $1,222,391 (Cdn$1,800,000) of Series B promissory notes to two shareholders. The notes were repayable on the earlier of one year following the date of issue or when the Company's cumulative revenues plus the net proceeds of any debt or equity financing exceed $1,928,268 (Cdn$2,500,000) from the issuance date, or when the Company completes a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction has working capital of more than $1,928,268 (Cdn$2,500,000).

The notes were subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $197,600 (Cdn$270,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost has been fully amortized to interest expense. The notes carried interest at a rate of 8% per annum, which was payable quarterly.

The notes and the repayment premium were settled on September 9, 2003 as part of the restructuring of debt and preferred stock described in Note 7.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

10. SERIES C PROMISSORY NOTES PAYABLE
	2003		2002
	US$	Cdn$	US$	Cdn$

Principal	3,719,650	4,822,526	-	-
Unamortized debt discount	(252,087)	(326,831)	-	-
	3,467,563	4,495,695
Accrued interest	17,936	23,254	-	-
	3,485,499	4,518,949	-	-

The Series C promissory notes were issued on September 9, 2003 as part of the restructuring of debt and preferred stock described in Note 7.

The Series C promissory notes bear interest at the rate of 8% per annum payable quarterly and are due on December 31, 2005. The Company has agreed to repay the Series C promissory notes at a rate equal to 10% of gross sales as and when generated and as reported on the Company's quarterly and annual financial statements.

The Series C promissory notes were recorded at a discount of $283,598 (Cdn$367,685) to reflect the fair value based on market interest rates. The discount is subject to accretion over the 27 month term to maturity of the promissory notes.

Repayment of the Series C promissory notes have been guaranteed by the Company and are secured against the assets of the Company's subsidiary, Voice Mobility Inc.

11. SERIES D PROMISSORY NOTES PAYABLE
	2003		2002
	US$	Cdn$	US$	Cdn$

Principal	385,654	500,000	-	-
Repayment premium	57,848	75,000	-	-
Unamortized debt discount	(79,530)	(103,111)	-	-
	363,972	471,889
Accrued interest	1,860	2,411	-	-
	365,832	474,300	-	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

11. SERIES D PROMISSORY NOTES PAYABLE (cont'd.)

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D promissory notes and 574,999 Class R share purchase warrants to four shareholders one of whom is also a director of the Company. The notes bear interest at a rate of 8% per annum, payable quarterly and are due on December 31, 2005. The warrants are exercisable for a period of five years at an exercise price of $0.33 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 16[e].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $57,848 (Cdn$75,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the 27 month term to maturity. The gross proceeds have been allocated to the promissory notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the promissory notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The discount on the notes as a result of the warrants is subject to accretion over the 27 month term to maturity of the promissory notes.

12. SERIES E PROMISSORY NOTES PAYABLE
	2003		2002
	US$	Cdn$	US$	Cdn$

Principal	462,784	600,000	-	-
Repayment premium	69,418	90,000	-	-
	532,202	690,000
Accrued interest	2,308	2,992	-	-
	534,510	692,992	-	-

During the months of November and December 2003, the Company issued an aggregate of $457,754 (Cdn$600,000) Series E promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum, payable quarterly and are due on demand.

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $69,418 (Cdn$90,000) was recorded as an increase to the promissory notes balance and expensed immediately as interest since the notes are due on demand.

Repayment of the Series E promissory notes have been guaranteed by the Company and are secured against the assets of the Company's subsidiary, Voice Mobility Inc.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

13. PROMISSORY NOTE PAYABLE

	2003		2002
	US$	Cdn$	US$	Cdn$

Principal	1,873,387	2,428,847	1,539,584	2,428,847
Accrued interest	204,468	265,093	80,819	127,501
	2,077,855	2,693,940	1,620,403	2,556,348
Less current portion	355,303	460,651	291,995	460,651
	1,722,552	2,233,289	1,328,408	2,095,697

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), an existing shareholder of the Company and a wholly-owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn $2,720,142) in settlement of development services provided by Innovatia from February 1, 2001 to December 31, 2001. Immediately thereafter, the Company repaid $132,059 (Cdn $210,000) of the promissory note by issuing 500,000 common shares at a market price of $0.26 (Cdn $0.42) per share. In accordance with the requirements of the Toronto Stock Exchange, the issuance of these common shares resulted in an equivalent reduction in the number of common shares reserved for issuance under the Company's current stock option plan.

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2003 and 2002 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $174,838 (Cdn$226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant and its subsidiaries in the quarter. In the event the Invoiced Amount for a particular quarter exceeds $174,838 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $174,838 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

13. PROMISSORY NOTE PAYABLE (cont'd.)

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled at the lesser of $174,838 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

As of December 31, 2003, the current portion is calculated as $355,303 (Cdn$460,651) which consists of the amounts due for the quarters ended September 30, 2002 [$174,838 (Cdn$226,678)], December 31, 2002 [$174,838 (Cdn$226,678)] and March 31, 2003 [$5,627 (Cdn$7,295)]. No amounts are due for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 respectively.

As of December 31, 2003, if the Company made the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 2,517,701 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the Company does not obtain additional approval for further issuances of common stock, the Company can only repay the remaining balance of the promissory note, if any, in cash.

The Company believes Innovatia has not complied with the terms of its agreements and as a result the Company is currently in discussions with Innovatia to resolve the matter.

14. DEVELOPMENT AGREEMENT

On March 4, 2002, the Company and Innovatia signed a development agreement to develop enhanced messaging software for the period January 1, 2002 to December 31, 2003. Innovatia licensed certain intellectual property to the Company on a non-exclusive non-transferable basis for use in the development and verification of current products and provided specific professional, project management, administrative and support services. In consideration for these services, the Company agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of the Company's products. On November 26, 2002, Innovatia terminated the development agreement and the royalty payments terminated six months thereafter on May 26, 2003. As at December 31, 2003, the Company has accrued $53,758 (Cdn$69,697) for the royalty payments due on gross quarterly revenue received prior to May 26, 2003.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

15. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share:
	2003	2002	2001
	$	$	$

Numerator:
Net loss	(3,711,616)	(3,908,709)	(10,292,557)
Retained earnings adjustment on the exchange of the Series B convertible preferred stock (Note 7)	1,320,438	-	-
Dividends paid on preferred stock	-	(147,449)	(57,106)
Reduction of beneficial conversion feature on retraction of 80,969 Series B preferred stock	-	-	109,552
Net loss attributable to common stockholders	(2,391,178)	(4,056,158)	(10,240,111)

Denominator:
Weighted average number of common stock outstanding	33,376,040	29,588,241	23,468,254
Weighted average number of common stock issuable on exercise of Exchangeable Shares	4,235,925	5,817,397	6,600,000
Weighted average number of common stock equivalents outstanding	37,611,965	35,405,638	30,068,254

Earnings (loss) per share:
Basic and diluted loss per share	(0.06)	(0.11)	(0.34)

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share. During 2003, holders of the Exchangeable Shares exchanged 1,987,500 Exchangeable Shares into 1,987,500 common shares of the Company for no additional consideration. As at December 31, 2003, 3,450,000 Exchangeable Shares are outstanding [2002 - 5,437,500 and 2001 - 6,600,000].

For the years ending December 31, 2003, 2002 and 2001, the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be antidilutive.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $.001 per share. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $.001 per share.

[b] Common stock

2003

Private Placements

On September 9, 2003, the Company issued 1,176,470 units, at $0.31 (Cdn$0.425) per unit for net cash proceeds of $362,821 (Cdn$495,750). Each unit comprises one share of common stock and one Class S warrant, entitling the holder to one common share, exercisable at $0.33 (Cdn$0.425) at any time up to September 8, 2008. The warrants also include a call feature at the option of the Company that is described in Note 16[e].

Exchangeable Shares

During 2003, holders of the Exchangeable Shares exchanged 1,987,500 Exchangeable Shares into 1,987,500 common shares of the Company for no additional consideration.

Restructuring of Debt

On September 9, 2003, in connection with the exchange of the Series A and B promissory notes into the Series C promissory notes described in Note 7, the Company issued an aggregate of 864,702 common shares to settle the 15% repayment fee on the Series A and B promissory notes.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

[b] Common stock (cont'd.)

2002

Private Placements

On July 26, 2002, the Company issued 500,000 units, at $0.18 per unit for gross cash proceeds of $90,000. Each unit comprises one share of common stock and one non-transferable Class O warrant, entitling the holder to one common share, exercisable at $0.25 at any time up to July 26, 2005.

On July 31, 2002, the Company issued 1,400,000 units, at $0.195 per unit for gross cash proceeds of $273,000. Each unit comprises one share of common stock and one half of one non-transferable Class P warrant, entitling the holder to one common share, exercisable at $0.30 at any time up to July 31, 2003. On July 28, 2003, the date of expiry for the Class P warrants was extended from July 31, 2003 to January 31, 2004 for no additional consideration

On July 31, 2002, the Company issued 755,333 units, at Cdn$0.30 per unit for gross cash proceeds of $143,155 (Cdn$226,600). Each unit comprises one share of common stock and one half of one non-transferable Class Q warrant, entitling the holder to one common share, exercisable at Cdn$0.45 at any time up to July 31, 2003. On July 28, 2003, the date of expiry for the Class Q warrants was extended from July 31, 2003 to January 31, 2004 for no additional consideration. The Company also issued 70,333 common shares to a third party as a finders fee.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

Each whole warrant entitled the holder to acquire one common share at a price of Cdn$2.25 at any time on or before April 3, 2003. These warrants expired unexercised on April 3, 2003.

The agents were paid a commission of $590,084 (Cdn$910,000), representing 7% of the gross proceeds, and were reimbursed $64,844 (Cdn$100,000) in legal costs. The company also incurred $124,678 (Cdn$192,271) in legal and professional fees. The aggregate financing costs of $779,606 (Cdn$1,202,271) were recorded as a reduction to the gross proceeds within stockholders' equity.

In addition, the agents received a special compensation option that entitled them to purchase 650,000 Units at Cdn$2.00 per Unit at any time on or before April 3, 2003. Each Unit consists of one common share (the "compensation option") and one-half of one common share purchase warrant (the "compensation warrant"), each whole compensation warrant being exercisable to purchase one additional common share at a price of Cdn$2.25 per share at anytime on or before April 3, 2003. These compensation options and warrants expired unexercised on April 3, 2003.

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

The gross proceeds were allocated to the promissory notes and the Class K, L, M and N warrants based on the relative fair value of each security at the time of issuance. Accordingly, $1,177,247 was allocated to the promissory notes and $226,967 was allocated to the Class K, L, M and N warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the term to maturity of the promissory notes. As at December 31, 2001, the $226,967 discount and the $48,580 fees had been recorded as interest expense.

On December 28, 2001, the Class L, M and N warrants were cancelled.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

[c] Preferred stock

On December 29, 2000 the Company issued 666,667 units at $3.00 per unit for cash proceeds of $2,000,000. Each unit comprised one share of Series B non-voting convertible preferred stock and three quarter of a Class I warrant, entitling the holder to one share of common stock per warrant, exercisable at $1.75 at any time up to November 29, 2003. On December 28, 2001, the 500,000 Class I warrants were cancelled.

Each share of Series B preferred stock is convertible, at the option of the holder, into two shares of common stock and was to be automatically converted into common stock if still outstanding as of December 31, 2004.

Based on the relative fair values of the preferred stock and detachable warrants on the date of issuance, the Company allocated $1,451,000 of the proceeds to preferred stock and $549,000 of the gross proceeds to the warrants. The agreement contained a beneficial conversion feature that allowed the investors to convert the preferred stock to common stock at an effective conversion rate which was less than the closing price of the Company's common stock on December 29, 2000. The amount of the beneficial conversion feature was limited to the proceeds allocated to the preferred stock of $1,451,000 and was presented as a preferred stock dividend.

The agreement provided that under certain conditions, the Company could retract, at its option, the Series B preferred stock, at $3.00 per share together with all accrued and unpaid dividends. On March 30, 2001, the Company retracted 80,969 Series B Preferred shares at $3.00 per share for aggregate cash of $242,907. The retraction reduced the number of Series B Preferred shares outstanding from 666,667 to 585,698. Upon retraction, a portion of the retraction price was allocated to the beneficial conversion feature and decreased net loss attributable to common stockholders by $109,552.

On September 9, 2003, the 585,698 outstanding shares of Series B preferred stock were settled in exchange for the issuance of Series C promissory notes and Class T share purchase warrants as described in Note 7.

The holders of the Series B preferred stock were entitled to a $0.195 per annum non-cumulative dividend. During 2003, the Company paid cash dividends of $nil [2002 - $147,449; 2001 - $57,106].

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

The Plan provides for the granting of options, which either qualify for treatment as incentive stock options or non-statutory stock options, and entitles directors, employees and consultants to purchase common shares of the Company. Options granted are subject to approval of the Board of Directors or the Compensation Committee.

The options generally vest over a period of two to three years from the date of grant. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Activity under the Plan is as follows:
		Options Outstanding
	Shares Available for Grant	Number of Shares	Price per Share	Weighted Average Exercise Price

Balance, December 31, 2000	2,509,469	6,983,576	0.75 - 9.50	$3.03
Options granted	(2,207,732)	2,207,732	0.35 - 2.75	$2.04
Options forfeited	2,298,872	(2,298,872)	0.75 - 9.50	$4.48
Options exercised	-	(447,500)	0.75 - 1.00	$0.89
Common shares issued to Innovatia, Inc	(500,000)	-	-	-
Balance, December 31, 2001	2,100,609	6,444,936	0.35 - 7.25	$2.16
Options granted	(2,200,000)	2,200,000	0.10 - 0.18	$0.13
Options forfeited	2,377,660	(2,377,660)	0.18 - 6.88	$1.85
Balance, December 31, 2002	2,278,269	6,267,276	0.10 - 7.25	$1.57
Options granted	(1,137,372)	1,137,372	0.18 - 0.54	$0.28
Options forfeited	2,746,399	(2,746,399)	0.20 - 6.88	$1.80
Balance, December 31, 2003	3,887,296	4,658,249	0.12 - 7.25	$1.13

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2003 are as follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number Exercisable at December 31, 2003	Weighted Average Exercise Price

$0.10 - 0.50	2,827,084	$0.19	3.83	1,630,931	$0.17
$0.51 - 1.00	597,500	$0.88	2.23	489,167	$0.89
$1.01 - 2.00	397,000	$1.59	2.13	380,539	$1.59
$2.01 - 3.00	371,666	$2.33	1.43	370,462	$2.33
$3.01 - 7.25	464,999	$5.76	1.47	464,999	$5.76
	4,658,249	$1.13	3.05	3,336,098	$1.46

As at December 31, 2003, 3,638,250 [2002 - 3,119,933 and 2001 - 1,496,006] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.59.

The Company incurred non-cash stock based compensation expense reported in the statement of operations as follows:
	2003	2002	2001
	$	$	$

Sales and marketing	-	-	-
Research and development	-	21,766	257,934
General and administrative	60,062	-	170,883
	60,062	21,766	428,817

Of the $60,062 total stock based compensation expense in 2003, $671 relates to options granted to consultants at fair value [2002 - $nil; 2001 - $125,250], $nil [2002 - $21,766; 2001 - $303,567] is a result of options granted to employees in 2001 and 2000 with an exercise price less than the market price of the common stock on the date of grant and $59,391 [2002 - $nil, 2001 - $nil] is a result of an effective repricing on options granted to a director in 2002.

As at December 31, 2003, the Company has $nil in deferred compensation to be expensed in future periods based on the vesting terms of the underlying fixed plan options.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees in 2003, 2002 and 2001 was estimated using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 2.5 years [2002 - 2.5 years; 2001 - 2.5 years], a risk free interest rate of 3.57% [2002 - 3.26%; 2001 - 3.20%] and an expected volatility of 171% [2002 - 159%; 2001 - 114%]. The weighted average fair value of options granted during 2003 was $0.23 [2002 - $0.10; 2001 - $0.78]. For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

	2003	2002	2001
	$	$	$

Net loss attributable to common shareholders [Note 15]	(2,391,178)	(4,056,158)	(10,240,111)
Compensation expense included in reported net loss	59,391	21,766	303,567
Compensation expense determined under the fair value method	(569,395)	(1,630,268)	(2,587,914)
Pro forma net loss	(2,901,182)	(5,664,660)	(12,524,458)

Basic and diluted loss per share
As reported	(0.06)	(0.11)	(0.34)
Pro forma	(0.08)	(0.16)	(0.42)

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

[e] Warrants

The Company has the following common stock warrants outstanding:

	Outstanding at January 1 #	Issued #	Exercised #	Forfeited or Cancelled #	Outstanding at December 31 #	Exercise Price $US	Expiry Date
2003
Special warrants	3,250,000	-	-	3,250,000	-	Cdn.2.25	Forfeited
Compensation options	650,000	-	-	650,000	-	Cdn.2.00	Forfeited
Compensation warrants	325,000	-	-	325,000	-	Cdn.2.25	Forfeited
Class F warrants	1,250,000	-	-	1,250,000	-	2.25	Forfeited
Class K warrants	100,000	-	-	-	100,000	1.50	Apr. 25/04
Class O warrants	500,000	-	-	-	500,000	0.25	Jul. 26/05
Class P warrants	700,000	-	-	-	700,000	0.30	Jan. 31/04
Class Q warrants	377,667	-	-	-	377,667	Cdn.0.45	Jan. 31/04
Class R warrants	-	574,999	-	-	574,999	Cdn.0.425	Sep. 8/08
Class S warrants	-	1,176,470	-	-	1,176,470	Cdn.0.425	Sep. 8/08
Class T warrants	-	3,215,016	-	-	3,215,016	Cdn.0.425	Sep. 8/08
	7,152,667	4,966,485	-	5,475,000	6,644,152

2002
Special warrants	3,250,000	-	-	-	3,250,000	Cdn.2.25	Apr. 3/03
Compensation options	650,000	-	-	-	650,000	Cdn.2.00	Apr. 3/03
Compensation warrants	325,000	-	-	-	325,000	Cdn.2.25	Apr. 3/03
Class F warrants	1,250,000	-	-	-	1,250,000	2.25	Nov. 30/03
Class K warrants	100,000	-	-	-	100,000	1.50	Apr. 25/04
Class O warrants	-	500,000	-	-	500,000	0.25	Jul. 26/05
Class P warrants	-	700,000	-	-	700,000	0.30	Jul. 31/03
Class Q warrants	-	377,667	-	-	377,667	Cdn.0.45	Jul. 31/03
	5,575,000	1,577,667	-	-	7,152,667

2001
Special warrants	-	3,250,000	-	-	3,250,000	Cdn.2.25	Apr. 3/03
Compensation options	-	650,000	-	-	650,000	Cdn.2.00	Apr. 3/03
Compensation warrants	-	325,000	-	-	325,000	Cdn.2.25	Apr. 3/03
Class F and G warrants	3,750,000	-	-	2,500,000	1,250,000	2.25	Nov. 30/03
Class I warrants	500,000	-	-	500,000	-	-	Cancelled
Class K warrants	-	100,000	-	-	100,000	1.50	Apr. 25/04
Class L warrants	-	166,667	-	166,667	-	-	Cancelled
Class M warrants	-	200,000	-	200,000	-	-	Cancelled
Class N warrants	-	166,667	-	166,667	-	-	Cancelled
	4,250,000	4,858,334	-	3,533,334	5,575,000

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

16. SHARE CAPITAL (cont'd.)

On December 28, 2001, 3,533,334 warrants were cancelled by the warrant holders for no additional consideration.

On July 28, 2003, the date of expiry for the Class P warrants and Class Q warrants was extended from July 31, 2003 to January 31, 2004 for no additional consideration.

The Class R, S and T share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than three times the applicable exercise price for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

17. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:
	2003	2002	2001
	$	$	$

Tax expense (recovery) at U.S. statutory rates	(1,558,000)	(1,361,000)	(3,602,000)
Lower (higher) effective income taxes of
Canadian subsidiary	(104,000)	(149,000)	-
Change in valuation allowance	1,625,000	1,380,000	2,108,000
Change in opening valuation allowance for the
reduction in future enacted tax rates	-	116,000	931,000
Non-deductible expenses	37,000	14,000	563,000
Income tax expense (recovery)	-	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2003	2002
	$	$

Net operating loss carryforwards	8,658,000	7,031,000
Property and equipment	1,377,000	759,000
Total deferred tax assets	10,035,000	7,790,000
Valuation allowance	(10,035,000)	(7,790,000)
Net deferred tax assets	-	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

17. INCOME TAXES (cont'd.)

The net operating loss carryforwards expire as follows:

$

Canada
2004	95,000
2005	1,039,000
2006	2,549,000
2007	3,298,000
2008	7,057,000
2009	2,139,000
2010	2,846,000
19,023,000
U.S.
2019	197,000
2020	2,701,000
2021	713,000
2022	1,776,000
5,387,000
24,410,000

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

 18. RELATED PARTY TRANSACTIONS

In addition to the transactions described in Notes 3, 7, 8, 9, 10, 11, 12, 13 and 14, the Company had the following related party transactions in the normal course of operations which were recorded at amounts established and agreed between the related parties:

[a] During the year ended December 31, 2003, the Company purchased from Pacific Western Mortgage Corporation, a company controlled by a shareholder and a director of the Company, consulting services totaling $2,314 [2002 - $16,512; 2001 - $11,867]. At December 31, 2003, $2,314 is included in accrued liabilities [2002 - $12,677; 2001 - $nil].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

18. RELATED PARTY TRANSACTIONS (cont'd.)

[b] During the year ended December 31, 2003, Karina Ventures Inc., a company controlled by a shareholder and a former director of the Company, was paid $nil [2002 - $879; 2001 - $24,508] for consulting services.

[c] During the year ended December 31, 2003, the Company sold to Innovatia, Inc., a shareholder of the Company and a wholly-owned subsidiary of Aliant, Inc., and to NB Tel, also a wholly-owned subsidiary of Aliant, Inc., products and services totaling $nil [2002 - $586,265; 2001 - $202,011]. At December 31, 2003, $nil [2002 - $nil; 2001 - $219,489] is included in accounts receivable.

[d] During the year ended December 31, 2003, the Company purchased from Innovatia, Inc., a shareholder of the Company and a wholly-owned subsidiary of Aliant, Inc., development and royalty services totaling $nil [Note 14] [2002 - $44,585; 2001 - $1,707,989].

[e] During the year ended December 31, 2003, the Company issued $35,480 (Cdn$46,000) of Series D promissory note and 46,000 Class R share purchase warrants to a shareholder and director of the Company

19. COMMITMENTS AND CONTINGENCIES

[a] The Company leases its premises under operating leases which expire in 2008. The minimum lease payments are as follows:

$

2004	54,838
2005	41,611
2006	39,828
2007	42,952
2008	46,336
$225,565

The rental expense charged to the consolidated statements of operations in 2003 amounted to $118,000 [2002 - $182,000; 2001 - $247,000].

[b] On December 31, 2001, a former employee filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia claiming breach of an implied employment contract and Stock Option Agreement by the Company. The relief sought is damages under several causes of action for an aggregate of approximately $1,825,892. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has made no provision in the financial statements on the belief that the probability of a loss is remote. Any amount the Company may be obligated to pay, if any, in connection with this claim will be recorded in the period the claim is resolved.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

20. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2003	2002	2001
	$	$	$

Accounts receivable	-	221,753	(169,586)
Other receivables	5,508	251,314	(220,644)
Note receivable	58,393	17,860	(270,000)
Deferred contract costs	(4,075)	(77,556)	-
Prepaid expenses	4,691	32,960	(39,791)
Accounts payable	2,629	(171,244)	155,006
Accrued liabilities	23,988	88,186	(242,016)
Employee payables	19,719	(137,105)	30,115
Note payable	-	(205,000)	205,000
Accrued interest on promissory notes payable	145,753	81,279	226,967
Deferred revenue	4,429	142,933	(43,502)
	261,035	245,380	(368,451)

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

20. SUPPLEMENTAL CASH FLOW INFORMATION (cont'd)

Non-cash investing and financing activities are as follows:

	2003	2002	2001
	$	$	$
Series C promissory notes issued on settlement of Series A and B promissory notes	1,814,949	-	-
Common stock and warrants issued on settlement of Series A and B promissory notes	272,242	-	-
Series C promissory notes issued on settlement of Series B convertible preferred stock	1,757,093	-	-
Common stock issued on settlement of amount due to Innovatia, Inc.	-	-	132,059

Cash amounts paid for interest and income taxes are as follows:

	2003	2002	2001
	$	$	$

Cash paid for interest	164,586	16,800	54,000
Cash paid for income taxes	563	3,800	1,500

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
December 31, 2003	(expressed in U.S. dollars)

21. SUBSEQUENT EVENTS

[a] On January 7, 2004, a holder of exchangeable shares exchanged 100,000 exchangeable shares into 100,000 common shares of the Company for no additional consideration.

[b] On March 4, 2004, the Company issued 900,000 units, at Cdn$1.15 per unit for net proceeds of $764,769 (Cdn$1,021,502). Each unit comprises one share of common stock and one half of one non-transferable Class U warrant. Each whole warrant entitles the holder to one common share, exercisable at Cdn$1.36 at any time up to March 4, 2007. The Class U share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn$3.00 for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders. The Company also issued 33,750 common shares and 16,875 share purchase warrants to a third party as a finders fee.

[c] During January and February 2004, the Company issued 1,344,333 shares of common stock from the exercise of certain warrants for gross proceeds of $405,039 (Cdn$537,251).

[d] During January 2004, the Company issued 55,438 shares of common stock from the exercise of stock options for gross proceeds of $11,672 (Cdn$15,590).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at December 31, 2003 (being the end of the period covered by this annual report on Form 10-K) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer and Director	47	August 2001
James J. Hutton	President and Director	38	President - August 2001 Director - June 1999
Marco Pacelli	Executive Vice President, Sales	41	October 2002
David Raffa	Corporate Secretary	45	April 2000
William E. Krebs	Director	57	June 1999
Morgan Sturdy	Director	51	April 2000
Donald A. Calder	Chairman of the Board of Directors, Director	59	Chairman of the Board of Directors - March 2003; Director - February 2002
Robert E. Neal	Director	49	September 2003
75
Gary Donahee	Director	57	October 2003

Randy G. Buchamer - Chief Executive Officer and Director

Mr. Buchamer has been our Chief Executive Officer and a director of our company since August, 2001. Between August, 2001 and March, 1999, Mr. Buchamer provided management consulting services to various public companies for Ryden Management. From February, 1998 to March, 1999, Mr. Buchamer served as the Managing Director of Operations for the Jim Pattison Group and was responsible for supporting the $4.5 billion operations of 55 companies owned by the Jim Pattison Group. From 1996 to 1998, he served as Vice President and Chief Operating Officer of Mohawk Oil Retail Small Business Unit and from 1989 to 1996 as Vice President Corporate Services and Chief Information Officer for Mohawk Oil Company. From 1987 to 1988, he was Retail Market Specialist for Digital Equipment of Canada Limited. Mr. Buchamer founded and served, from 1981 to 1988, as President of Vartech Systems Corporation and RB Computer Products, an IBM value added reseller and North American software publisher and distributor of retail, distribution and manufacturing software solutions. From 1979 to 1981, he was Sales Manager and, from 1978 to 1979, a Sales Representative for Micom Canada Ltd. He received his Executive MBA from Simon Fraser University's Executive Management Development Program in 1994 and attended the Business Administration program at the University of Illinois. He also has completed courses at the IBM Canada Business Management School.

Mr. Buchamer also serves as a director on the following companies (each of which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934): Heartland Oil and Gas Ltd. and Bradner Ventures Ltd.

James J. Hutton - President and Director

Mr. Hutton previously served as our Chief Executive Officer from April 1998 to August 2001. He has served as the President of our company since August, 2001. Mr. Hutton has served as a director of our subsidiary since 1998. From January 1998 to August 2000, Mr. Hutton served as a director of Acrex Ventures Ltd. From 1990 to the present, he has also served as director and President of South Sycamore Group Holdings, a family company involved in diversified investments. Mr. Hutton served as Canadian Regional Manager for Ascend Communications (1995-1998). He served in various capacities for Gandalf Systems, Inc., from 1989 to 1995, starting as a sales executive and becoming Western Regional Manager. From 1987 to 1989, Mr. Hutton was a Sales Trainee in the Automotive Electronics Group of Amp of Canada. Mr. Hutton attended the University of British Columbia.

Marco Pacelli - Executive Vice President, Sales

From 1998 to 2001, Mr. Pacelli was Senior Vice President of Global Sales for Nice Systems Canada Ltd., a computer telephony interface provider of call logging and quality performance products for call centers. From 1986 to 1998, Mr. Pacelli was President and Chief Executive Officer of IBS Corporation, a startup company that developed mainframe 370, AS400 and PC based telecommunication optimization products. From 1983 to 1986, Mr. Pacelli was the Chief Executive Officer and founder of U3S, a mainframe database management software company. Mr. Pacelli received his Bachelor of Science Engineering from the University of California Los Angeles and is a graduate from the Claremont Graduate College in Business Management Computer Engineering curriculum.

David J. Raffa - Corporate Secretary

Mr. Raffa holds a B.Sc. and LL.B and is a partner of Catalyst Corporate Finance Lawyers, a boutique corporate finance law firm located in Vancouver, British Columbia, Canada. Prior to joining Catalyst in 1999, Mr. Raffa was a partner with the Vancouver law firm Campney & Murphy from 1993 to 1998. Mr. Raffa has over 15 years experience in working with and advising technology companies. He also served as a director or officer of a public and private technology companies, including companies listed on the Canadian Venture Exchange and The Toronto

Stock Exchange. Mr. Raffa is an advisor to the B.C. Securities Commission on issues affecting the technology industry. He is also Chairman of Science World's Equity Committee and a member of the board of directors of the BC Technology Industry Association.

William E. Krebs - Director

Mr. Krebs previously served as the chairman of our board of directors from 1995 to September 2000. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to August 2000, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. since 1987 and served as President and a Director of Pacific Western Capital Corp. from 1994 to 1995. From 1997 to 1999, he was a director of WaveRider Communications, Inc. and was its Secretary from 1997 through May 1999. Mr. Krebs served as director and President of TelcoPlus Enterprises Ltd. and its wholly-owned subsidiary, Intertec Telecommunications Inc., from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1973 to 1980. He served as a director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

Morgan Sturdy - Director

Since April, 2000, Morgan Sturdy serves as a director on several Canadian and United States public companies as described below. From September 1997 to April 2000, Mr. Sturdy was Executive Vice-President and Chief Operating Officer of NICE Systems North America, a computer telephony interface provider of call logging and quality performance products for call centers. For twelve years prior, he served as President of Dees Communications Engineering Ltd., an innovator in computer telephony solutions, which was then sold to NICE Systems. From 1997 to 1999, he was Chairman of the Board of Directors of Hothaus Technologies, a leader in DSP solutions for voice over IP, which was subsequently acquired by Broadcom. He is a current director of several publicly traded companies, including Creo Inc., Ignition Point and TIR Systems. Creo Inc.'s common shares are registered pursuant to Section 12 of the Securities and Exchange Act. Additionally, he sits on the board of three private technology companies including Discovery Parks, Idellex Software and Responsetek Inc. Mr. Sturdy is the past Chairman of the British Columbia Technology Association, a member of the Board of Governors of Science World and Director of the Greater Vancouver YMCA. Mr. Sturdy is a past director of National Wireless Canadian Research Foundation.

Donald A. Calder - Chairman of the Board of Directors and Director

Mr. Calder was the Vice Chair of the Board and Executive Committee of the Vancouver 2010 Bid Corporation, which won for Vancouver, British Columbia the right to host the Olympic Winter Games and Paralympic Games in 2010. Mr. Calder has been retired since 1999. Mr. Calder was CEO of BC Telecom from 1997 to 1999 and was previously the Executive Vice President of Network Operations at BC Telecom and Group Vice President of Marketing and Development with Stentor Resource Centre Inc. While at BC Telecom, Mr. Calder was responsible for negotiating and structuring the merger between BC Telecom and TELUS. Among his other community commitments, he was chair of the Vancouver General Hospital and University of British Columbia Hospital Foundation. Mr. Calder is the Chairman of the board of directors of the United Way of the Lower Mainland and was Chairman of the 1999 United Way annual fundraising campaign prior to becoming CEO of the Vancouver 2010 Bid Committee.

Robert E. Neal - Director

Robert E. Neal was reappointed to the Board in September 2003. He is retired now. Until October 21, 2002 when he was appointed Senior Vice President, Business Development, of Aliant, Inc., he was the President of Innovatia, a company within Aliant Inc.'s emerging business division that focuses on the developing and selling of Internet-based technology. He was President of Innovatia since 1997. Mr. Neal was a member of the Board as the nominee of Aliant, pursuant to an understanding with Aliant. Aliant is one of our early investors and currently its largest customer in Canada. A native of Saint John, New Brunswick, Mr. Neal began his career in the communications industry in 1979 at NBTel. In 1992 he became General Manager of NBTel Mobility. He was made president of

Datacor (Atlantic) Inc. in 1996 and became president of NBTel interActive and General Manager of Export at NBTel in the next year. In 1998, he was appointed Vice President of New Business Development.

Gary Donahee - Director

From 1986 to 2003, Mr. Donahee served in various capacities for Nortel Networks Corporation. Nortel Networks is a company that supplies communications technology and infrastructure to enable value-added internet protocol, or IP, data, voice and multimedia services that support the Internet and other public and private networks using wireline and wireless technologies whose common shares are registered with the Securities and Exchange Commission. From 1986 to 1989, Mr. Donahee was Vice President, Human Resources, from 1989 to 1993, he was Senior Vice President, Corporate Human Resources, from 1993 to 1995, he was Senior Vice President and President Major Accounts, North America, from 1996 to 1998, he was Senior Vice President and President CALA Caribbean and Latin America, from 1998 to 1999, he was Senior Vice President and President Carrier Networks EMEA and from 1999 to 2003, Mr. Donahee was Executive Vice President and President the Americas. Mr. Donahee received his Bachelor of Arts, Education from the University of New Brunswick, completed his graduate studies at the University of Western Ontario and attended the Marketing Management Program at Stanford University. Mr. Donahee served as a director at various times on a number of the boards including Bell Canada, Advanced Network Systems and the American Heart Association.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is William Krebs. William Krebs is a chartered accountant and practised for seven years. Our board of directors has also determined that William Krebs is "independent", as that term is used in Item 7(b)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2003 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert E. Neal	1(1)	1(1)	Nil
Gary Donahee	1(1)	1(1)	Nil

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership.

Code of Ethics

Effective February 11, 2004, our company's board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company's Chief Executive Officer (being our principal executive officer and principal financial officer), our company's Controller (being our principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3) compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

(5) accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company's personnel shall be accorded full access to our Chief Executive Officer or Audit Committee with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company's personnel are to be accorded full access to our company's Audit Committee if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by the Chief Executive Officer.

Our Code of Ethics and Business Conduct is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will also provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Voice Mobility International, Inc., 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8 or via email to investors@voicemobility.com.

Item 11. Executive Compensation.

During the year ended December 31, 2003, the following three (3) individuals served as executive officers of our company at various times: Randy Buchamer, James Hutton and Marco Pacelli. Our chief executive officer, Randy Buchamer, James Hutton and Marco Pacelli, being executive officers whose total salary and bonus exceeded $100,000, are considered to be named executive officers for the purposes of our executive compensation disclosure on this annual report on Form 10-K.

The following table shows, for the three-year period ended December 31, 2003, the cash and other compensation we paid to our Chief Executive Officer and to each of our executive officers who had annual compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation (1)			Long Term Compensation (2)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Randy Buchamer Chief Executive Officer (3)	2003 2002 2001	$152,570 $131,678 $49,872	N/A N/A N/A	N/A N/A N/A	83,000 470,000 400,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
James J. Hutton President(4)	2003 2002 2001	$121,239 $104,628 $105,555	N/A N/A $51,648	N/A N/A N/A	108,500 20,000 Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Marco Pacelli(5)	2003 2002 2001	$190,833 N/A N/A	N/A N/A N/A	N/A N/A N/A	127,000 Nil Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Thomas G. O'Flaherty(6)	2003 2002 2001	N/A $94,393 $105,797	N/A N/A $32,280	N/A N/A N/A	Nil Nil 125,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
William Gardiner (7)	2003 2002 2001	$42,963 $48,484 $57,401	N/A N/A N/A	N/A N/A N/A	Nil 20,000 Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
David Grinstead (8)	2003 2002 2001	N/A $83,368 $92,585	N/A N/A $27,438	N/A N/A N/A	Nil 20,000 26,600	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1) Compensation was paid to Mr. Buchamer, Mr. Hutton, Mr. O'Flaherty, Mr. Gardiner and Mr. Grinstead by VMI, our operating subsidiary. Compensation was paid to Mr. Pacelli by Voice Mobility (US) Inc., our U.S. operating subsidiary.

(2) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(3) Mr. Buchamer was appointed as our Chief Executive Officer on August 16, 2001.

(4) Mr. Hutton served as our Chief Executive Officer from April 1, 1998 to August 15, 2001. Mr. Hutton was appointed as our President on June 29, 2001.

(5) Mr. Pacelli was appointed as our Executive Vice President, Sales on October 1, 2002.

(6) Mr. O'Flaherty served as our President from January 1, 2000 to June 29, 2001.

(7) Mr. Gardiner served as our Vice President, Business Development from August 1, 1998 to December 31, 2002 and as our Chief Executive Officer from November 1997 to April 1, 1998.

(8) Mr. Grinstead served as our Executive Vice President, Business Development from February 1, 2000 to October 25, 2002.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2003.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
Name	Individual Grants				Potential Realizable Value at Assured Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options/ SARs Granted (#) (1)(2)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share) (2)	Expiration Date	5%	10%
Randy Buchamer	83,000	7.3%	Cdn$0.37	February 12, 2008	$11,000	$24.308
James J. Hutton	62,500 46,000	5.5% 4.0%	Cdn$0.26 Cdn$0.23	May 15, 2008 May 19, 2008	$9,610	$21,237
Marco Pacelli	127,000	11.2%	Cdn$0.37	February 12, 2008	$16,832	$37,194
Thomas G. O'Flaherty	Nil	Nil	N/A	N/A	Nil	Nil
William Gardiner	Nil	Nil	N/A	N/A	Nil	Nil
David Grinstead	Nil	Nil	N/A	N/A	Nil	Nil

(1) All of the above options are subject to the terms of our Second Amended and Restated 1999 Stock Option Plan and are exercisable only as they vest. The options have a term of 5 years from the date of grant.

(2) All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2003 ($0.82 per share) and the exercise price of the individual's options. No named Executive Officer exercised options during the year ended December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy Buchamner	Nil	Nil	671,805	331,195	$206,990 (2)	$162,930 (3)
James J. Hutton	Nil	Nil	64,333	64,167	$40,634 (4)	$39,723 (5)
Marco Pacelli	Nil	Nil	312,500	314,500	$217,685 (6)	$198,507 (7)
Thomas G. O'Flaherty	Nil	Nil	Nil	Nil	$0	$0
William Gardiner	Nil	Nil	Nil	Nil	$0	$0
David Grinstead	Nil	Nil	Nil	Nil	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2003 ($0.82 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Of the exercisable options, 281,250 options have an exercise price of $0.12, 18,333 options have an exercise price of $0.22, 272,222 options have an exercise price of $0.90, 50,000 options have an exercise price of $1.00 and 50,000 options have an exercise price of $1.35.

(3) Of the unexercisable options, 168,750 options have an exercise price of $0.12, 1,667 options have an exercise price of $0.22, 83,000 options have an exercise price of $0.29 and 77,778 options have an exercise price of $0.90.

(4) Of the exercisable options, 46,000 options have an exercise price of $0.18 and 18,333 options have an exercise price of $0.22.

(5) Of the unexercisable options, 62,500 options have an exercise price of $0.20 and 1,667 options have an exercise price of $0.22.

(6) Of the exercisable options, 312,500 options have an exercise price of $0.12.

(7) Of the unexercisable options, 187,500 options have an exercise price of $0.12 and 127,000 options have an exercise price of $0.29.

COMPENSATION OF DIRECTORS

We currently compensate our directors with a cash compensation of $771 (CDN$1,000) for participation in each formal meeting held by our board of directors. Our non-employee directors are also granted incentive stock options. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreements with our officers and directors and have paid no compensation to them. Our operating subsidiary, Voice Mobility Inc. and Voice Mobility (US) Inc., however, have entered into employment agreements with our named executive officers.

Randy Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an indefinite term employment agreement on August 16, 2001. He receives a salary of $154,261 (CDN$200,000) per year plus a car allowance of $386 (CDN$500) per month. On August 16, 2001, he received a one time grant of 350,000 options exercisable at $1.06 (CDN$1.37) per share. In connection with Mr. Buchamer's service as a director, on June 1, 1999, he received a grant of 50,000 options exercisable at $1.22 (CDN$1.58) per share and on June 14, 2001, he received an additional grant of 50,000 options exercisable at $1.04 (CDN$1.35). On February 26, 2002, he received a grant of 20,000 options exercisable at $0.22 (CDN$0.28) per share, on September 20, 2002, he received an additional grant of 450,000 options exercisable at $0.12 (CDN$0.16) per share and on February 13, 2003, he received an additional grant of 83,000 options exercisable at $0.29 (CDN$0.37) per share.

Marco Pacelli, Executive Vice President, Sales of our company, entered into an employment agreement on October 1, 2002 for a term of two years expiring on September 30, 2004. He receives a salary of $200,000 per year plus commissions. On September 20, 2002, he received a one time grant of 500,000 options exercisable at $0.12 (CDN$0.16) per share. The options vest as follows: 180,000 vest when we generate cumulative gross revenues of $5 million or 45,000 vest every six months commencing on October 1, 2002, whichever occurs first; 160,000 vest upon Mr. Pacelli securing a binding reseller/OEM agreement with a global reseller or 40,000 vest every six months commencing October 1, 2002, whichever occurs first; and 160,000 vest upon Mr. Pacelli securing a binding international teaming agreement or 40,000 vest every six months commencing October 1, 2002, whichever occurs first. Mr. Pacelli is entitled to terminate the employment agreement upon 90 days advance notice. We are entitled to terminate the agreement at any time for cause and without cause upon 90 days advance notice. If we terminate the agreement without cause, then we must pay Mr. Pacelli six months of his salary. On February 13, 2003, he received an additional grant of 127,000 options exercisable at $0.29 (CDN$0.37) per share

COMPENSATION COMMITTEE INTERWORKS AND INSIDER PARTICIPATION

During the year ended December 31, 2003, our compensation committee was composed of Robert Neal, David Scott, Morgan Sturdy and Don Calder. On March 13, 2003, we appointed Don Calder to the compensation committee to fill the vacancy caused by the resignation of Robert Neal. On November 5, 2003, David Scott resigned his position on the board of directors. No member is an employee or officer or former employee of our company. For the year ended December 31, 2003, no member of the compensation committee had any direct or indirect material interest in any transaction with our company in which the amount involved exceeded $60,000. During the year ended December 31, 2003, Morgan Sturdy was paid $2,314 [2002 - $3,196; 2001 - $2,556] for directors' fees. During the year ended December 31, 2003, David Scott was paid $2,314 [2002 - $2,556; 2001 - $2,556] for directors' fees. During the year ended December 31, 2003, Don Calder was paid $2,314 [2002 - $2,556; 2001 - $nil] for directors' fees.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The compensation committee of our board of directors determines compensation for our Chief Executive Officer, reviews and makes recommendations regarding compensation of executive officers, and supervises the administration of our equity plans for executives and all employees. During the year ended December 31, 2003, the committee was composed of three outside directors, Morgan Sturdy, Don Calder and Robert Neal. No member is an employee or former employee of our company. On March 13, 2003, we appointed Don Calder to the compensation committee to fill the vacancy caused by the resignation of Robert Neal. On November 5, 2003, David Scott resigned his position on the board of directors.

Executive Compensation Objectives

On behalf of our board of directors, the compensation committee reviews and makes recommendations concerning:

1. the compensation policy with respect to our employees or any of its subsidiaries insuring that our company is in compliance with all legal compensation reporting requirements;

2. the compensation of our President and our Chief Executive Officer and other officers of our company;

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

Base Salary. We target executives' base salaries according to the Watson/Wyatt 2002/2003 Salary Survey. In determining each executive officer's base salary, the compensation committee takes into account competitive market data for similar positions at high-technology companies, individual responsibilities and performance, and internal equity within our company.

Stock Options. Our equity incentives have been in the form of stock options. Stock options are issued at an exercise price of fair market value on the date of grant. Options granted in fiscal 2003 vest ratably over eleven months. Fair-market-value stock options become valuable and exercisable only if the executive officer continues to work at our company and the stock price subsequently increases.

CEO Compensation

Our Chief Executive Officer's salary and stock option grants follow the policies set forth above. Randy Buchamer succeeded James Hutton as our Chief Executive Officer on August 16, 2001. In deciding on Mr. Buchamer's compensation package, the committee considered compensation practices at companies similar in size and complexity to our company; Mr. Buchamer's base salary is set at $154,261 (CDN$200,000) per year. Upon becoming Chief Executive Officer, Mr. Buchamer received a stock option stock grant of 350,000 shares to recognize his new responsibilities and deliver a significant portion of his compensation in a manner that is aligned with shareholder interests. On February 26, 2002, Mr. Buchamer received an additional stock option grant of 20,000 shares, on September 20, 2002, received an additional stock option stock grant of 450,000 shares and on February 13, 2003, received an additional stock option grant of 83,000 shares.

THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS

Morgan Sturdy
Don Calder
Robert Neal

STOCK PRICE PERFORMANCE GRAPH

The graph below shows the four and a half-year cumulative total stockholder return assuming the investment of $100 (and the reinvestment of any dividends thereafter) on June 30, 1999, the first trading day of our common stock, in each of our common stock, the NASDAQ Telecomm Index, and a peer group(1). Our stock price performance shown in the following graph is not indicative of future stock price performance.

Comparison of 4.5 Years (6/30/99 to 12/31/03) Cumulative Total Return
Among Voice Mobility, The NASDAQ Telecomm Index, and The Peer Group Composite

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

Comverse Technology Inc.
3Com Corp
Glenayre Technologies Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 1, 2004 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 1, 2004, we had outstanding approximately 37,065,391 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William H. Laird 2930 13th Ave. S.W. Salmon Arm, BC V1E 4N7	3,363,410 (1)	9.1%
William E. Krebs c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	2,932,131 (2)	7.3%
Edith M. Both 843 Ida Lane Kamloops, BC V2B 6V2	2,650,000 (3)	7.1%
James J. Hutton c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,492,815 (4)	3.7%
Randy Buchamer c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	882,365 (5)	2.4%
Marco Pacelli c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	530,311 (6)	1.4%
Morgan Sturdy c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	150,000 (7)	**%
Donald A. Calder c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	100,000 (8)	**%
Robert Neal c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	100,000 (9)	**%
Gary Donahee c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	100,000 (10)	**%
David Raffa c/o 1400 - 1055 West Hastings Street Vancouver, BC V6E 2E9	75,000 (11)	**%
Directors and Executive Officers as a Group	12,376,031 (12)	30.6%

** Less than 1%

(1) Based on 37,065,391 shares of common stock issued and outstanding as of March 1, 2004. As of March 1, 2004, there were 3,350,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(1) Includes 339,000 shares which are owned by Mr. Laird's wife.

(2) Includes 1,762,500 shares owned by Tsalix Investment Inc. (previously Pacific Western Mortgage Corporation) of which Mr. Krebs is the sole shareholder. Of the 1,762,500 shares owned by Tsalix Investment Inc., 1,250,000 exchangeable shares are associated with the single share of Series A Preferred stock. Includes 969,631 shares owned by Margit Kristiansen, Mr. Krebs' wife. Mr. Krebs disclaims beneficial ownership of the shares owned by his wife. Includes 200,000 shares held in a self-directed registered retirement savings plan.

(3) Includes 2,650,000 shares owned by E.W.G. Investments Ltd. of which Ms. Both is a controlling shareholder.

(4) Includes 1,250,000 exchangeable shares associated with the single share of Series A Preferred stock. Includes 36,778 shares which are owned by Janis Gurney, Mr. Hutton's wife, over which Mr. Hutton disclaims beneficial ownership. Includes options to acquire an aggregate of 96,037 shares of our common stock exercisable within the next 60 days. Includes 110,000 shares held in a self-directed registered retirement savings plan.

(5) Includes options to acquire an aggregate of 882,365 shares of our common stock exercisable within the next 60 days.

(6) Includes options to acquire an aggregate of 530,311 shares of our common stock exercisable within the next 60 days.

(7) Includes options to acquire an aggregate of 150,000 shares of our common stock exercisable within the next 60 days.

(8) Includes options to acquire an aggregate of 100,000 shares of our common stock exercisable within the next 60 days.

(9) Includes options to acquire an aggregate of 100,000 shares of our common stock exercisable within the next 60 days.

(10) Includes options to acquire an aggregate of 100,000 shares of common stock exercisable within the next 60 days.

(11) Includes options to acquire an aggregate of 75,000 shares of common stock exercisable within the next 60 days.

(12) Includes 2,500,000 exchangeable shares exchangeable into 2,500,000 shares of our common stock and options to acquire 2,033,712 shares of our common stock, all exercisable within 60 days.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Item 13. Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control persons that have occurred during the last fiscal year.

During the year ended December 31, 2003, we purchased from Pacific Western Mortgage Corporation, a company controlled by William Krebs, a shareholder and director of our company, consulting services totalling $2,314 [2002 - $16,512]. We believe that the fees we have paid for these consulting services are comparable to terms we could have obtained from independent third parties.

During the year ended December 31, 2003, Morgan Sturdy, a director of our company, was paid $2,314 [2002 - $3,196] for directors' fees.

During the year ended December 31, 2003, Donald Calder, a director of our company, was paid $2,314 [2002 - $2,556] for directors' fees.

During the year ended December 31, 2003, we recognized deferred revenue from Innovatia, Inc., a shareholder of our company and a wholly-owned subsidiary of Aliant, Inc., and to NB Tel, also a wholly-owned subsidiary of Aliant, Inc., products and services totalling $22,381 [2002 - $586,265]. Aliant had appointed Robert Neal, the former President of Innovatia, to our board of directors pursuant to an arrangement we had with them. At December 31, 2003, $nil [2002 - $nil] is included in accounts receivable.

During the year ended December 31, 2003, we purchased from Innovatia, Inc., a shareholder of our company and a wholly-owned subsidiary of Aliant, Inc., development and royalty services totalling $nil [2002 - $44,585].

During the year ended December 31, 2003, we issued $35,480 (CDN$46,000) of Series D promissory note and 46,000 Class R share purchase warrants to William Krebs, a shareholder and director of our company.

During the year ended December 31, 2003, we issued to William Laird, a greater than 5% shareholder in our company, $18,848 (CDN$24,437) of Series D promissory notes and 24,437 Class R share purchase warrants and 1,076,470 shares of our common stock and 1,076,470 Class S share purchase warrants for $332,073 (CDN$457,500) in private placement transactions. We also converted certain Series A and B promissory notes held by Mr. Laird into Series C promissory notes in the amount of $935,210 (CDN$1,212,500), issued 427,940 shares of our common stock and issued 808,333 Class T share purchase warrants in a debt restructuring transaction. For further details on this debt restructuring transaction, see pages 30 and 31 of this annual report.

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

The promissory note bears interest at prime plus 1% (prime rate at December 31, 2003 was 4.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $174,838 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. In the event the invoiced amount for a particular quarter exceeds $174,838 (CDN$226,678), we will carry forward the difference between the invoiced amount and $174,838 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.58 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $174,838 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $1.20 (CDN$1.56).

As of December 31, 2003, the current portion is calculated as $355,303 (Cdn$460,651) which consists of the amounts due for the quarters ended September 30, 2002 [$174,838 (Cdn$226,678)], December 31, 2002 [$174,838 (Cdn$226,678)] and March 31, 2003 [$5,627 (Cdn$7,295)]. No amounts are due for the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003 respectively.

If we made the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 2,517,701 shares of common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If we do not obtain additional approval for further issuances of common stock, we can only repay the remaining balance of the promissory note, if any, in cash.

On March 4, 2002, we and Innovatia signed a new development agreement. The agreement to develop a carrier-grade unified communications product is for the period January 1, 2002 to December 31, 2003. Innovatia licensed certain intellectual property to us on a non-exclusive non-transferable basis for use in the development and verification of current products and provided specific professional, project management, administrative and support services. In consideration for these services, we agreed to pay Innovatia a cash royalty within 30 days after the end of each calendar quarter equal to 10% on the gross quarterly revenue received for the sale of our products. On November 26, 2002, Innovatia terminated the development agreement and the royalty payments terminated six months thereafter on May 26, 2003. As at December 31, 2003, we had accrued $53,758 (CDN$69,697) for the royalty payments due on gross quarterly revenue received prior to May 26, 2003.

We have negotiated all transactions with Aliant and its subsidiaries, including Innovatia, as if these companies were independent third parties. Our management believes that all of these transactions were completed on terms comparable to terms, which we would have obtained from independent third parties.

Item 15. Principal Accountant Fees and Services.

Audit Fees

Our independent accountants, Ernst & Young LLP, provided audit and other services during the years ended December 31, 2003 and 2002 as follows:
	2003	2002

Audit Fees	74,000	61,000
Audit Related Fees	-	-
Tax Fees	4,600	3,500
All Other Fees	-	-

Total Fees	78,600	64,500

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audited related fees paid to Ernst & Young LLP.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid to Ernst & Young LLP.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by the company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

- approved by the company's audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

The audit committee has considered the nature and amount of the fees billed by Ernst & Young LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP's independence.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
90
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
91
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
92
10.43	Employment Agreement between Voice Mobility Inc. and James Hutton, dated April 1, 2000 (9)
10.44

Software License Agreement, dated June 13, 2002, between Aliant Telecom Inc. and Voice Mobility Inc. (Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Commission) (10)

10.45	Form of Subscription Agreement, dated July 26, 2002 and July 31, 2002 (11)
10.46	Employment Agreement between Voice Mobility Inc. and Marco Pacelli, dated October 1, 2002 (11)
10.47	Subscription Agreement, dated December 30, 2002, with Wilt Laird (11)
10.48	Subscription Agreement, dated December 30, 2002, with Margit Kristiansen (11)
10.49	Ikano Communications Agreement dated April 6, 2000 (11)
10.50	Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial S.A. de C.V. (11)
10.51	Form of Subscription Agreement and Promissory Note, dated June 28, 2002 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes. (12)
10.52	Form of extension certificate of Class P and Class Q warrants (13)
10.53

Form of Exchange Agreements in connection with the conversion of the Series A and B Promissory Note, dated September 9, 2003 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes. (14)

10.54

Form of Exchange Agreements in connection with the conversion of the Series B Preferred Shares, dated September 9, 2003 between Voice Mobility Inc. and each of MICAP Holdings Inc. and Manzanita Investments Ltd. (14)

10.55

Form of Subscription Agreements in connection with the issuance of Series D Promissory Notes dated September 9, 2003 between Voice Mobility Inc, and each of Ketty Hughes, William Laird, Margit Kristiansen and William Krebs. (14)

10.56	Form of Subscription Agreements in connection with the unit financing dated September 9, 2003 between Voice Mobility International Inc. and each of William Laird, Bob Tassone and Kathy Fox. (14)
10.57

Master License and Service Agreement between Voice Mobility International Inc., and Avaya Inc., dated September 12, 2003 (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b-2). (14)

10.58*	Amendment No. 1 to Master License and Service Agreement between Voice Mobility International, Inc. and Avaya Inc., dated December 2, 2003.
93
10.59*

Form of Subscription Agreements in connection with the unit financing dated March 4, 2004 between Voice Mobility International Inc. and each of Elizabeth Ann Laird, 656938 BC Ltd., Richard Roberts, Myrna Roberts, Heinz Hofliger, Kathy Fox and Bob Tassone, Andrew Bury, Heather Bury, Constance and Stuart Ostlund, Columbia Marketing Ltd., Berkin Business SA, Paul Currie, Randall West, Mike Hope, Lila Jung, Don Sharpe, Steve Clippingdale, Chartwell Investment Services, Shalimar Business, 514742 BC Ltd., and 391566 BC Ltd.

10.60*

Form of Subscription Agreements in connection with the issuance of the Series E Promissory Notes dated November 15, 2003, November 24, 2003 and December 29, 2003 between Voice Mobility International Inc. and each of William Laird and Margit Kristiansen.

14.1*	Code of Ethics
31*	Section 302 Certification of Randy Buchamer, dated March fwingdings;, 2004
32*	Section 906 Certification of Randy Buchamer, dated March fwingdings;, 2004
21.1	Subsidiaries of our company
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

(10) Previously submitted with our Amendment No. 2 to Form 10-Q/A as filed on January 10, 2003.

(11) Previously submitted with our Form 10-K, as filed on April 1, 2003.

(12) Previously submitted with our Form 10-Q, as filed on May 15, 2003.

(13) Previously submitted with our Form 10-Q, as filed on August 14, 2003.

(14) Previously submitted with our Form 10-Q, as filed on November 14, 2003.

(b) Reports on Form 8-K

(1) On October 2, 2003, we filed a report on Form 8-K relating to a press release issued on October 2, 2003 announcing the return of Robert Neal to our Board of Directors.

(2) On October 29, 2003, we filed a report on Form 8-K relating to a press release issued on October 29, 2003 announcing the appointment of Gary R Donahee to our Board of Directors.

(3) On November 7, 2003, we filed a report on Form 8-K relating to a press release issued on November 7, 2003 announcing the departure of David Scott from our Board of Directors.

(4) On December 5, 2003, we filed a report on Form 8-K relating to a press release issued on December 5, 2003 announcing an amendment to our agreement with Avaya Inc.

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

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Randy G. Buchamer Randy G. Buchamer	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 26, 2004

/s/ James J. Hutton James J. Hutton	President and Director	March 26, 2004

/s/ Harry Chan Harry Chan	Controller (Principal Accounting Officer)	March 26, 2004

/s/ William E. Krebs William E. Krebs	Director	March 26, 2004

/s/ Donald Calder Donald Calder	Chairman of the Board and Director	March 26, 2004

/s/ Morgan P. Sturdy Morgan P. Sturdy	Director	March 26, 2004

/s/ Robert Neal Robert Neal	Director	March 26, 2004

/s/ Gary R. Donahee Gary R. Donahee	Director	March 26, 2004