Form 10QSB
period 2004-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2004-08-13
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(604)482-0000
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

38,363,752 shares of common stock issued and outstanding as of August 1, 2004. As of August 1, 2004, there were 3,340,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2004
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - June 30, 2004 and December 31, 2003

b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended June 30, 2004 and 2003 and Six Months Ended June 30, 2004 and 2003

c)	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003

d)	Notes to the Consolidated Financial Statements - June 30, 2004

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

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE
SHEETS (Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Nature of Operations and Basis of Presentation)

As at	June 30,	December 31,
	2004	2003
	$	$
ASSETS
Current
Cash and cash equivalents	84,799	85,636
Other receivables	23,672	13,921
Deferred contract costs	81,631	81,631
Prepaid expenses	24,370	63,776
Total current assets	214,472	244,964
Note receivable (Note 2)	190,406	190,406
Deferred finance costs (Note 5)	37,487	51,420
Property and equipment [net of accumulated amortization: June 30, 2004 -	52,109	115,684
$2,651,850; December 31, 2003 - $3,675,409]
Total Assets	494,474	602,474
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	253,110	269,071
Accrued liabilities	170,231	207,194
Employee related payables	64,216	67,227
Deferred revenue	298,162	306,740
Accrued interest on Series C promissory notes payable (Note 4)	89,549	17,936
Accrued interest on Series D promissory notes payable (Note 5)	9,285	1,860
Series E promissory notes payable and accrued interest (Note 6)	526,291	534,510
Series F convertible promissory note payable and accrued interest (Note 7)	112,862	--
Current portion of promissory note payable (Note 8)	345,367	355,303
Total current liabilities	1,869,073	1,759,841
Series C promissory notes payable (Note 4)	3,431,851	3,467,563
Series D promissory notes payable (Note 5)	373,119	363,972
Promissory note payable (Note 8)	1,720,494	1,722,552
Total liabilities	7,394,537	7,313,928
Stockholders' deficiency (Note 9)
Common stock, $0.001 par value, authorized 100,000,000
38,291,141 outstanding [December 31, 2003 - 35,565,620]	38,291	35,566
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	32,548,709	30,061,022
Accumulated deficit	(38,861,949)	(36,011,140)
Other accumulated comprehensive income	(625,115)	(796,903)
Total stockholders' deficiency	(6,900,063)	(6,711,454)
Total liabilities and stockholders' deficiency	494,474	602,474

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited — Expressed in U.S. Dollars)

	Three Months ended		Six Months ended
	June 30		June 30
	2004	2003	2004	2003
	$	$	$	$
Sales	--	24,887	--	54,629
Cost of sales	--	--	--	--
Gross Profit	--	24,887	--	54,629
Operating expenses
Sales and marketing (Note 9[c])	1,287,740	181,793	1,448,882	388,105
Research and development	184,306	174,352	392,074	388,482
General and administrative (Note 11)	451,295	393,372	693,069	752,905
	1,923,341	749,517	2,534,025	1,529,492
Loss from operations	1,923,341	724,630	2,534,025	1,474,863
Interest income	(452)	--	(517)	(1)
Interest expense	155,035	114,512	317,301	191,402
Net loss for the period	2,077,924	839,142	2,850,809	1,666,264
Foreign currency translation (gains) losses	(88,042)	299,671	(171,788)	471,866
Comprehensive loss for the period	1,989,882	1,138,813	2,679,021	2,138,130
Loss per share (Note 9[d])	1,989,882	1,138,813	2,679,021	2,138,130
Basic and diluted loss per share	(0.05)	(0.02)	(0.07)	(0.04)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Expressed in U.S. Dollars)

For the six months ended

	June 30,	June 30,
	2004	2003
	$	$
OPERATING ACTIVITIES
Net loss for the period	(2,850,809)	(1,666,264)
Non-cash items included in net loss
Amortization	76,880	420,010
Amortization of deferred finance costs	12,454	88,762
Non-cash interest expense	80,319	--
Non-cash sales and marketing expense	1,169,591	--
Common stock issued on settlement agreement	112,500	--
Stock based compensation	10,568	--
Bad debt expense	--	(30,462)
(Gain) loss on disposal of property and equipment	(1,546)	2,025
	(1,390,043)	(1,185,929)
Net change in working capital	104,691	80,748
Cash (used in) operating activities	(1,285,352)	(1,105,181)
INVESTING ACTIVITIES
Purchase of property and equipment	(20,401)	--
Proceeds on sale of property and equipment	4,227	11,183
Cash provided by (used in) investing activities	(16,174)	11,183
FINANCING ACTIVITIES
Proceeds from issuance of common stock	764,783	--
Proceeds from series B promissory notes payable	--	1,032,229
Proceeds from series F convertible promissory note payable	112,517	--
Proceeds from exercise of warrants	406,076	--
Proceeds from exercise of stock options	26,892	--
Cash provided by financing activities	1,310,268	1,032,229
Effect of change in foreign exchange rate on cash and cash	(9,579)	26,043
equivalents
Decrease in cash and cash equivalents	(837)	(35,726)
Cash and cash equivalents, beginning of period	85,636	97,996
Cash and cash equivalents, end of period	84,799	62,270

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2004
Unaudited

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Voice Mobility International, Inc., (the “Company”) is a Nevada corporation engaged in the development and sales and marketing of enhanced messaging software through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company’s enhanced messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company’s principal geographic markets include North America, Europe and Asia.

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $2,534,025 for the six-months ended June 30, 2004 [June 30, 2003 — $1,474,863] and has a working capital deficiency of $1,654,601 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations, as well as the growth of the business, through a series of equity and debt financings. In fiscal 2003, the Company received proceeds in excess of $2.2 million in connection with the issuance of debt and equity financing. In addition, on March 4, 2004, the Company received proceeds in excess of $1.2 million on the completion of an equity private placement and the exercise of outstanding options and warrants During the second quarter of 2004, the Company received proceeds of approximately $0.1 million on the issuance of debt and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTE RECEIVABLE

On August 8, 2001, an action against the Company and the predecessor corporation, Equity Capital Group, Inc. (“ECG”), was filed alleging breach of contract. A settlement agreement and mutual release was signed between the Company and the plaintiff and an amount of $252,500 was paid by the Company to the plaintiff in full settlement. Prior to signing the plaintiff settlement agreement, the Company signed an indemnification agreement with the former majority shareholder of ECG that indemnified the Company against this claim and set forth a payment schedule whereby the Company would fully recover the amounts paid to the plaintiff.

As at June 30, 2004, the former shareholder of ECG was delinquent in scheduled payments to the Company totaling $190,406.

In 2002, an existing shareholder and director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

3. RESTRUCTURING OF DEBT AND PREFERRED SHARES

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred shares were settled in full in exchange for the issuance of new debt, common stock and share purchase warrants. The exchange of old debt for new debt, common stock and share purchase warrants was accounted for in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. The exchange of convertible preferred shares for new debt and share purchase warrants was accounted for in accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

Exchange of Series A and B Promissory Notes

The existing principal amounts of the Series A promissory notes (Cdn$650,000) and Series B promissory notes (Cdn$1,800,000) were exchanged for the same $1,814,949 (Cdn$2,450,000) principal amount of Series C promissory notes. The Series C promissory notes continue to bear interest at 8% per annum payable quarterly, however, the maturity date has been extended to December 31, 2005 (refer to Note 4).

As part of the troubled debt restructuring, the Company issued 864,702 common stock and 1,633,332 Series T share purchase warrants in partial settlement of $272,242 (Cdn$367,500) representing the 15% repayment premium accrued for the Series A promissory notes and Series B promissory notes. The fair market value of the common stock, based on quoted market price, was $211,387 (Cdn$285,352) and the estimated fair value of the share purchase warrants, using the Black-Scholes option pricing model, was $302,491 (Cdn$408,333). Accordingly, a loss of $241,636 (per share loss of $0.01) was recorded in the statement of operations for the year ended December 31, 2003. No other gain or loss was recognized on the restructuring of the promissory notes.

The Series T share purchase warrants are exercisable for a period of five years at an exercise price of $0.32 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[c].

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

The Series C promissory notes bear interest at 8% per annum payable quarterly and mature on December 31, 2005 (refer to Note 4). The Series T share purchase warrants are exercisable for a period of five years at an exercise price of $0.32 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[c].

The fair value of the Series C promissory notes on the date of issuance was estimated at $1,485,177 (Cdn$2,004,841) based on a 15% market interest rate which management has determined to reflect the Company’s cost of borrowing. The fair value of the Series T share purchase warrants was estimated at $292,926 using the Black-Scholes option pricing model. The $1,320,438 net difference between the $3,098,541 combined carrying value of the convertible preferred shares and previously recorded beneficial conversion feature and the $1,778,103 combined fair value of the Series C promissory notes and Series T share purchase warrants issued has been recorded as a reduction to the accumulated deficit and a reduction to the net loss attributable to common stockholders.

4. SERIES C PROMISSORY NOTES PAYABLE

	June 2004		December 2003
	US$	Cdn$	US$	Cdn$
Principal	3,615,629	4,822,526	3,719,650	4,822,526
Unamortized debt discount	(183,778)	(245,123)	(252,087)	(326,831)

	3,431,851	4,577,403	3,467,563	4,495,695
Accrued interest	89,549	119,440	17,936	23,254

	3,521,400	4,696,843	3,485,499	4,518,949

The Series C promissory notes were issued on September 9, 2003 as part of the restructuring of debt and preferred shares described in Note 3.

The Series C promissory notes bear interest at the rate of 8% per annum payable quarterly and will mature on December 31, 2005. The Company has agreed to repay the Series C promissory notes at a rate equal to 10% of gross sales as and when generated and as reported on the Company’s quarterly and annual financial statements.

The Series C promissory notes were recorded at a discount of $280,397 (Cdn$367,685), to reflect the fair value based on market interest rates. The discount is subject to accretion over the 27 month term to maturity of the promissory notes.

Repayment of the Series C promissory notes have been guaranteed by the Company and are secured against the assets of the Company’s subsidiary, Voice Mobility Inc.

5. SERIES D PROMISSORY NOTES PAYABLE

	June 2004		December 2003
	US$	Cdn$	US$	Cdn$
Principal	374,869	500,000	385,654	500,000
Repayment premium	56,230	75,000	57,848	75,000
Unamortized debt discount	(57,980)	(77,333)	(79,530)	(103,111)

	373,119	497,667	363,972	471,889
Accrued Interest	9,285	12,384	1,860	2,411

	382,404	510,051	365,832	474,300

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D promissory notes and 574,999 Class R share purchase warrants to four shareholders one of whom is also a director of the Company. The notes bear interest at a rate of 8% per annum, payable quarterly and are due on December 31, 2005. The warrants are exercisable for a period of five years at an exercise price of $0.32 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[c].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $56,230 (Cdn$75,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the 27 month term to maturity. The gross proceeds have been allocated to the promissory notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the promissory notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants is subject to accretion over the 27 month term to maturity of the promissory notes.

6. SERIES E PROMISSORY NOTES PAYABLE

	June 2004		December 2003
	US$	Cdn$	US$	Cdn$
Principal	449,843	600,000	462,784	600,000
Repayment premium	67,476	90,000	69,418	90,000

	517,319	690,000	532,202	690,000
Accrued interest	8,972	11,967	2,308	2,992

	526,291	701,967	534,510	692,992

During the months of November and December 2003, the Company issued an aggregate of $457,754 (Cdn$600,000) Series E promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum, payable quarterly and are due on demand.

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $67,476 (Cdn$90,000) was recorded as an increase to the promissory notes balance and expensed immediately as interest since the notes are due on demand.

Repayment of the Series E promissory notes have been guaranteed by the Company and are secured against the assets of the Company’s subsidiary, Voice Mobility Inc.

7. SERIES F CONVERTIBLE PROMISSORY NOTE PAYABLE

	June 2004		December 2003
	US$	Cdn$	US$	Cdn$
Principal	112,517	150,075	--	--
Accrued interest	345	461	--	--

	112,862	150,536	--	--

On June 17, 2004, the Company issued a $112,517 (Cdn$150,075) Series F convertible promissory note to one shareholders. The note bears interest at a rate of 8% per annum, payable quarterly and is due on demand.

The note is convertible at the option of the holder at any time before June 17, 2006 into units at a price of Cdn$1.15 per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant.

Each warrant entitles the holder, upon giving 61 days’ notice to the Company, to purchase one common share of the Company at a price of Cdn$1.15 per share at any time before June 17, 2006.

Repayment of the Series F convertible promissory note has been guaranteed by the Company and is secured against the assets of the Company’s subsidiary, Voice Mobility Inc.

8. PROMISSORY NOTE PAYABLE

	June 2004		December 2003
	US$	Cdn$	US$	Cdn$
Principal	1,820,998	2,428,847	1,873,387	2,428,847
Accrued interest	244,863	326,598	204,468	265,093

	2,065,861	2,755,445	2,077,855	2,693,940
Less current portion	345,367	460,651	355,303	460,651

	1,720,494	2,294,794	1,722,552	2,233,289

On December 28, 2001, the Company issued Innovatia Inc. (“Innovatia”), an existing shareholder of the Company and a wholly owned subsidiary of Aliant Inc. (“Aliant”), a promissory note in the amount of $1,707,989 (Cdn $2,720,142) in settlement of development services provided by Innovatia from February 1, 2001 to December 31, 2001. Immediately thereafter, the Company repaid $132,059 (Cdn $210,000) of the promissory note by issuing 500,000 common shares at a market price of $0.26 (Cdn $0.42) per share. In accordance with the requirements of the Toronto Stock Exchange, the issuance of these common shares resulted in an equivalent reduction in the number of common shares reserved for issuance under the Company’s current stock option plan.

The promissory note bears interest at prime plus 1% (prime rate at June 30, 2004 was 3.75%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter (“Maximum Amount Payable”) is the lesser of $169,949 (Cdn$226,678) and 40% of the net aggregate amount of invoices (“Invoiced Amount”) issued by the Company to Aliant and its subsidiaries in the quarter. In the event the Invoiced Amount for a particular quarter exceeds $169,949 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $169,949 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company’s common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled at the lesser of $169,949 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by Cdn$1.56.

As of June 30, 2004, the current portion is calculated as $345,367 (Cdn$460,651), which consists of the amounts due for the quarters ended September 30, 2002 [$169,949 (Cdn$226,678)], December 31, 2002 [$169,949 (Cdn$226,678)] and March 31, 2003 [$5,469 (Cdn$7,295)]. No amounts are due for the quarters ended June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004 respectively.

As of June 30, 2004, if the Company made the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 3,204,006 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the Company does not obtain additional approval for further issuances of common stock, the Company can only repay the remaining balance of the promissory note, if any, in cash.

The Company believes Innovatia has not complied with the terms of its agreements and as a result the Company is currently in discussions with Innovatia to resolve the matter.

9. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 share of common stock, par value $.001 per share and up to 1,000,000 shares of preferred stock, par value $.001 per share.

In connection with the 1999 recapitalization of VMI, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of the Company. Each VM Canada Exchangeable Share is exchangeable for one of the Company’s common shares at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one of the Company’s common shares. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic earnings per share.

On January 7, 2004, a holder of exchangeable shares exchanged 100,000 exchangeable shares into 100,000 common shares of the Company for no additional consideration.

During January 2004, the Company issued 55,438 shares of common stock from the exercise of stock options for gross proceeds of $12,075 (Cdn$15,590).

During January and February 2004, the Company issued 1,344,333 shares of common stock from the exercise of certain warrants for gross proceeds of $406,076 (Cdn$537,251).

On March 4, 2004, in connection with a private placement transaction, the Company issued 900,000 units at $0.86 (Cdn$1.15) per unit for net cash proceeds of $764,783 (Cdn$1,021,502). Each unit consists of one share of common stock and one half of one Series U share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $1.04 (Cdn$1.36) per share. The Company also issued 33,750 common shares and 16,875 Series U share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 9[c].

On April 27, 2004, a holder of exchangeable shares exchanged 10,000 exchangeable shares into 10,000 common shares of the Company for no additional consideration.

During June 2004, the Company issued 94,500 shares of common stock from the exercise of stock options for gross proceeds of $14,817 (Cdn$20,040).

On June 23, 2004, in connection with a settlement agreement with Budd Stewart, the Company issued 187,500 shares of common stock.

As at June 30, 2004 the holders of the Exchangeable Shares are entitled to 3,340,000 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b] Stock options

The Second Amended and Restated 1999 Stock Option Plan (“Plan”) authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

	Options Outstanding
	Shares Available for Grant		Number of Shares		Exercise Price per Share	Weighted Average Exercise Price
Balance, December 31, 2003	3,887,29	6	4,658,24	9	0.12-7.25	$1.13
Options granted	(2,593,9	50)	2,593,95	0	0.64-0.97	$0.74
Options forfeited	528,634		(528,634)		0.12-5.13	$0.84
Options exercised	--		(149,938)		0.12-0.28	$0.18

Balance, June 30, 2004	1,821,98	0	6,573,62	7	0.12-7.25	$1.02

As at June 30, 2004, 5,687,627 (June 30, 2003 – 3,499,266) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.78 (June 30, 2003 – Cdn$0.64).

[c] Warrants

As at June 30, 2004, the Company has the following common stock warrants outstanding

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry
Series O warrants	250,000	0.25	July 26, 2005
Series R warrants	574,999	Cdn. $0.425	September 8, 2008
Series S warrants	1,176,470	Cdn. $0.425	September 8, 2008
Series T warrants	3,198,350	Cdn. $0.425	September 8, 2008
Series U warrants	466,875	Cdn. $1.36	March 4, 2007
Series V warrants	2,000,000	Cdn. $1.14	May 31, 2006
Series V warrants	4,000,000	Cdn. $1.14	May 31, 2007

	11,666,694

The Series R, S and T share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn. $1.275 on the Toronto Stock Exchange for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

The Series U share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn. $3.00 on the Toronto Stock Exchange for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

On June 1, 2004, the Company amended its Master License Agreement with Avaya and in this regard granted 6,000,000 Series V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The remaining 4,000,000 Series V warrants will vest based on performance based milestones. The fair value of the 2,000,000 warrants which vested immediately was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing.

[d] Loss per share

The following table sets forth the computation of basic and diluted loss per share for the three months and six months ended:

	Three Months ended June 30		Six Months ended June 30
	2004 $	2003 $	2004 $	2003 $
Numerator:
Net loss for the period	(2,077,924)	(839,142)	(2,850,809)	(1,666,264)
Denominator:
Weighted average number of common stock outstanding	37,374,223	32,337,772	38,037,086	31,939,572
Weighted average number of common stock issuable on
exercise of exchangeable shares	3,349,725	4,636,676	3,342,857	5,034,876
Weighted average number of common stock equivalents
outstanding	40,723,948	36,974,448	41,379,943	36,974,448
Loss per share:
Basic and diluted loss per share	(0.05)	(0.02)	(0.07)	(0.04)

[e]     Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company’s stock-based awards granted to employees for the six-month period ended June 30, 2004 was estimated using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0%, a weighted average expected life of 3.05 years [six-month period ended June 30, 2003 — 2.5 years], a risk free interest rate of 3.34% [six-month period ended June 30, 2003 — 3.57%] and an expected volatility of 142% [six-month period ended June 30, 2003 — 171%]. The weighted average fair value of options granted in the six-month period ended June 30, 2004 was $0.59 [six-month period ended June 30, 2003 — $0.20]. For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying SFAS 123 to the Company’s stock-based awards to employees would approximate the following:

	Three Months ended June 30		Six Months ended June 30
	2004 $	2003 $	2004 $	2003 $
Net loss attributable to common shareholders	(2,077,924)	(839,142)	(2,850,809)	(1,666,264)
Compensation expense included in reported
net loss	8,485	(1,325)	10,568	--
Compensation expense determined under the
fair value method	(882,356)	(90,910)	(942,041)	(249,769)
Pro forma net loss	(2,951,795)	(931,377)	(3,782,282)	(1,916,033)
Basic and diluted loss per share
As reported	(0.05)	(0.02)	(0.07)	(0.04)
Pro forma	(0.07)	(0.03)	(0.09)	(0.05)

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and in December 2003, issued a revision to FIN 46 (“FIN 46R”). FIN 46 and FIN 46R require an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision’s about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the benefits of the entity. FIN 46 and FIN 46R are effective for all new variable interest entities created or acquired after January 31, 2003. The initial adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s financial position, results of operations or cash flows. For variable interest entities that are not special purpose entities created or acquired prior to February 1, 2003, FIN 46R is effective for the Company’s first reporting period after December 15, 2004. The Company is currently evaluating the effect that the adoption of FIN 46R will have on its results of operations and financial condition.

11. LEGAL SETTLEMENT

On May 26, 2004, the Company entered into a settlement agreement with a former employee whereby the Company paid Cdn$150,000 in cash and issued 187,500 shares of common stock which were valued at the market price of the Company’s shares on the date of issuance ($112,500) in exchange for a dismissal of the lawsuit without costs.

12. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

13.     SUBSEQUENT EVENTS

[a]     On July 1, 2004, the Company issued an aggregate of Cdn$400,000 Series G Promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum, payable quarterly, and are due on demand

[b]     On July 20, 2004, the Company issued 72,611 shares of common stock from the exercise of stock options for gross proceeds of $19,955 (Cdn$26,616).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to consolidated unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included on page 23 of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

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

Below is a table summarizing the percentage change for each of our departments over the past three years.

Percentage change in Operating Expenses by Department
Department	2003		2002		2001
Sales and marketing (1)	(39	.6)%	(50	.7)%	(37	.6)%
Research and development (2)	(31	.5)%	(77	.1)%	70.5%
General and administrative (3)	(33	.2)%	(37	.7)%	(0	.4)%

(1)     We have reduced Sales and marketing expenses from $3,588,642 to $665,801 from fiscal 2000 to fiscal 2003.

(2)     We have reduced Research and development expenses from $2,709,048 to $725,456 from fiscal 2000 to fiscal 2003.

(3)     We have reduced General and administrative expenses from $3,639,028 to $1,507,652 from fiscal 2000 to fiscal 2003.

Results of Operations for the Three-Month Periods ended June 30, 2004 and June 30, 2003:

Sales

Sales for the three-month period ended June 30, 2004 were $nil, compared to $24,887 for the three-month period ended June 30, 2003. Sales for the three-month period ended June 30, 2003 were from recognition of deferred revenue related to Haddad Advanced Technology Company of $15,000 and support services of $9,887.

During the three-months ended June 30, 2004, we did not generate any sales. We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended June 30, 2004, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any sales through channel partners to date.

Cost of sales

Cost of sales for the three-month period ended June 30, 2003 was $nil due to the nature of the revenue earned.

Operating Expenses

Total operating costs for the three-month period ended June 30, 2004 were $1,923,341 compared to $749,517 for the three-month period ended June 30, 2003. The increase in total costs of $1,173,824, or 157%, was primarily attributable to the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya.

Sales & Marketing

Our sales and marketing costs consist primarily of Avaya business development services, personnel, advertising, promotions, public relations and business development. Total costs were $1,287,740 and $181,793 for the three-month periods ended June 30, 2004 and June 30, 2003 respectively, representing an increase of $1,105,947 or 608%.

The increase of $1,105,947 in sales and marketing expense is a result of the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya.

Research and Development

Our research and development costs were $184,306 and $174,352 respectively for the three-month periods ended June 30, 2004 and June 30, 2003 respectively, representing an increase of $9,954 or 5.7%. The increase of $9,954 is primarily a result of an increase in data and voice transmission costs and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $451,295 and $393,372 for the three month periods ended June 30, 2004 and June 30, 2003 respectively, representing an increase of $57,923 or 15%. These costs reflect stock option compensation cost of $8,485 and ($1,325) for the three-month periods ended June 30, 2004 and 2003 respectively.

The increase of $49,438 (net of stock based compensation) is a result of a settlement agreement with a former employee whereby we paid CDN$150,000 in cash and issued 187,500 shares of our common stock valued at $112,500. There was an offsetting decrease of approximately CDN$218,000 in the amortization of property and equipment in the same quarter.

Interest Expense

Our interest expense was $155,035 and $114,512 for the three-month period ended June 30, 2004 and 2003 respectively. The increase in interest expense resulted from the increase in the outstanding debt securities for the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $2,077,924 and $839,142 for the three-month period ended June 30, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya.

Since inception through June 30, 2004, we have incurred aggregate net losses of $39 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Six-Month Periods ended June 30, 2004 and June 30, 2003:

Sales

Sales for the six-month period ended June 30, 2004 were $nil, compared to $54,629 for the six-month period ended June 30, 2003. Sales for the six-month period ended June 30, 2003 were from recognition of deferred revenue related to Ikano Communications and Haddad Advanced Technology Company of $35,586 and support services of $19,043.

During the six-months ended June 30, 2004, we did not generate any sales. We have shifted our sales approach from direct sales to sales through channel partners. During the six-month period ended June 30, 2004, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any sales through channel partners to date.

Cost of sales

Cost of sales for the six-month period ended June 30, 2003 was $nil due to the nature of the revenue earned.

Operating Expenses

Total operating costs for the six-month period ended June 30, 2004 were $2,534,025 compared to $1,529,492 for the six-month period ended June 30, 2003. The increase in total costs of $1,004,533, or 66%, was primarily attributable to the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya.

Sales & Marketing

Our sales and marketing costs consist primarily of Avaya business development services, personnel, advertising, promotions, public relations and business development. Total costs were $1,448,882 and $388,105 for the six-month periods ended June 30, 2004 and June 30, 2003 respectively, representing an increase of $1,060,777 or 273%.

The increase of $1,060,777 in sales and marketing expense is a result of the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya.

Research and Development

Our research and development costs were $392,074 and $388,482 respectively for the six-month periods ended June 30, 2004 and June 30, 2003 respectively, representing an increase of $3,592 or 1%. The increase of $3,592 is primarily a result of an increase in data and voice transmission, and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $693,069 and $752,905 for the six month periods ended June 30, 2004 and June 30, 2003 respectively, representing a decrease of $59,836 or 8%. These costs reflect employee stock option compensation cost of $10,568 and $nil for the six-month periods ended June 30, 2004 and 2003 respectively.

The decrease of $70,404 (net of stock based compensation) is a result of a decrease in the amortization of property and equipment of approximately CDN$480,000 and an increase in legal and professional fees due to a settlement agreement with a former employee whereby we paid CDN$150,000 in cash and issued 187,500 shares of our common stock valued at $112,500.

Interest Expense

Our interest expense was $317,301 and $191,402 for the six-month period ended June 30, 2004 and 2003 respectively. The increase in interest expense resulted from the increase in the outstanding debt securities for the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $2,850,809 and $1,666,264 for the six-month period ended June 30, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya.

Liquidity and Capital Resources

As of June 30, 2004, we had $84,799 in cash and cash equivalents and a working capital deficiency of $1,654,601.

Operating Activities

Our operating activities resulted in net cash outflows of $1.3 million for the six-month period ended June 30, 2004. Operating activities resulted in net cash outflows $2.1 million and $2.6 million respectively for the years ended December 31, 2003 and 2002. The operating cash outflows for these periods resulted from significant investments in research and development, sales, marketing and services, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $16,174 for the six-month period ended June 30, 2004. Investing activities resulted in net cash inflows of $8,292 for the year ended December 31, 2003. Investing activities resulted in the net cash outflow of $5,043 for the year ended December 31, 2002. The investing activities in fiscal 2003 and 2002 were limited due to our cash conservation plans. At June 30, 2004, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $1.3 million for the six month period ended June 30, 2004 from the issuance of common shares and share purchase warrants in a private placement transaction in March 2004, the issuance of debt financing in June 2004, and the exercise of certain share purchase warrants and options in January, February, and June 2004.

Financing activities resulted in net cash inflows of $2.2 million for the fiscal year ended December 31, 2003 from the issuance of Series B, D and E promissory notes and the issuance of common shares and share purchase warrants in a private placement transaction in September 2003. Financing activities resulted in net cash inflows of $926,533 for the fiscal years ended December 31, 2002.

On June 28, 2002, we received $428,891 (CDN$650,000) from the issuance of Series A promissory notes bearing interest at 8% per annum payable quarterly. The notes included a 15% repayment premium due on settlement. The notes were repayable on the earlier of June 27, 2003 or when our net revenues plus any proceeds we received from any financing exceeded $1,874,344 (CDN$2,500,000), or when we completed a consolidation, merger, amalgamation or other reorganization the result of which the successor corporation has working capital of more than $1,874,344 (CDN$2,500,000). We did not repay the notes on their maturity date of June 27, 2003. The proceeds from the promissory notes were applied towards working capital purposes. The Series A promissory notes were exchanged into the Series C promissory note on September 9, 2003. See Notes 3 and 4 to the unaudited interim consolidated financial statements for further details on the Series A promissory notes and the exchange to Series C promissory notes.

In July 2002, we received $0.5 million in proceeds through a series of equity private placements. The private placements involved the issuance of both common shares and warrants. The proceeds were applied towards working capital purposes.

On December 30, 2002, we entered into two loan subscription agreements (Series B promissory notes) with two shareholders whereby if we achieved certain milestones, we would receive an aggregate of $1,222,391 (CDN$1,800,000). Each of these lenders advanced $101,866 (CDN$150,000) on each of December 30, 2002, January 31, 2003 and February 28, 2003. In addition, each of these lenders advanced a further $101,866 (CDN$150,000) three days after we provided the lenders with a written notice that: (i) we had received gross revenues of $35,088 (CDN$46,800) prior to the end of April 30, 2003; (ii) we had received gross revenues of $52,632 (CDN$70,200) prior to the end of May 31, 2003; and (iii) we had received gross revenues of $59,649 (CDN$79,560) prior to the end of June 30, 2003. The notes were repayable on the earlier of the date which is one year following the effective date of the notes, or when our cumulative revenues plus the net proceeds of any debt or equity financing exceeded $1,874,344 (CDN$2,500,000), or when we completed a consolidation, merger, amalgamation, arrangement or other reorganization as a result of which the successor corporation after completion of the transaction had working capital of more than $1,874,344 (CDN$2,500,000). The notes bear interest at a rate of 8% per annum payable quarterly. The notes included a 15% repayment premium due on settlement. In December 2002, we received $190,162 (CDN$300,000) as the first series of proceeds from the loan subscription agreement. The proceeds from the promissory notes were applied towards working capital purposes. Subsequent to the year ended December 31, 2002, in January 2003 and February 2003, we received the next two series of proceeds of $199,667 (CDN$300,000) each. These proceeds from the promissory notes were applied toward working capital purposes. Although we did not meet the milestones as outlined in the agreements, the lenders continued to advance funds in March, April and May 2003, in order for us to meet our working capital requirements. The Series B promissory notes were exchanged into the Series C promissory note on September 9, 2003. See the section on Restructuring of Debt and Preferred Shares below and Notes 3 and 4 to the unaudited interim consolidated financial statements for further details on the Series B promissory notes and the exchange to Series C promissory notes.

On September 9, 2003, we issued an aggregate of $366,838 (CDN$500,000) Series D promissory notes to four shareholders, one of whom is also a director of our company. The Series D promissory notes are repayable on December 31, 2005. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance and bear interest at a rate of 8% per annum, which is payable quarterly. We issued to the holders of the Series D notes one share purchase warrant for each $0.64 (CDN$0.8696) of principal which resulted in us issuing 574,999 warrants. The warrants are exercisable for a period of five years at an exercise price of $0.32 (CDN$0.425) per share. The proceeds were used for general working capital purposes.

On September 9, 2003, we issued an aggregate of 1,176,470 units with each unit consisting of one share of our common stock and one share purchase warrant for net proceeds of $362,921 (CDN$495,750). The warrants are exercisable for a period of five years at an exercise price of $0.32 (CDN$0.425) per share. The proceeds were used for general working capital purposes.

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

During January and February 2004, we issued 1,344,333 shares of common stock from the exercise of certain warrants for gross proceeds of $406,076 (CDN$537,251).

During January 2004, we issued 55,438 shares of common stock from the exercise of stock options for gross proceeds of $12,075 (CDN$15,590).

On March 4, 2004, we issued 900,000 units, at CDN$1.15 per unit for net proceeds of $764,783 (CDN$1,021,502). Each unit comprises one share of common stock and one half of one non-transferable Class U warrant. Each whole warrant entitles the holder to one common share, exercisable at CDN$1.36 at any time up to March 4, 2007. The Class U share purchase warrants have a call feature by which we can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than CDN$3.00 for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders. We also issued 33,750 common shares and 16,875 share purchase warrants to a third party as a finders fee.

On June 17, 2004, we issued a $112,517 (CDN$150,075) Series F Promissory note to one shareholder. The note bears interest at a rate of 8% per annum, payable quarterly, and is due on demand.

During June 2004, we issued 94,500 shares of common stock from the exercise of stock options for gross proceeds of $14,817 (CDN$20,040).

On July 1, 2004, we issued an aggregate of CDN$400,000 Series G Promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum, payable quarterly, and are due on demand

On July 20, 2004, we issued 72,611 shares of common stock from the exercise of stock options for gross proceeds of $19,955 (CDN$26,616).

Restructuring of Debt and Preferred Shares

On September 9, 2003, we restructured certain debt as follows:

— exchanged the Series A promissory notes (CDN$650,000 principal amount) into Series C promissory notes in the principal amount of CDN$650,000 issued by our subsidiary, Voice Mobility Inc.;

— exchanged the Series B promissory notes (CDN$1,800,000 principal amount) into Series C promissory notes in the principal amount of CDN$1,800,000 issued by our subsidiary, Voice Mobility Inc.;

— exchanged the Series B preferred shares (CDN$2,372,526 stated amount) into Series C promissory notes in the principal amount of CDN$2,372,526; and

— issued 864,702 shares of common stock as payment for the 15% repayment fee on the Series A and Series B promissory notes and issued to the holders of the Series A and B promissory notes and the Series B preferred stock, one share purchase warrant for each $1.11 (CDN$1.50) principal amount of Series C promissory notes, with such warrants being exercisable at $0.32 (CDN$0.425) per share for a period of five years.

The Series C promissory notes bear interest at the rate of 8% per annum payable quarterly and will mature on December 31, 2005. We have agreed to repay the Series C promissory notes at a rate equal to 10% of our subsidiaries’ gross sales as and when generated. Repayment of the Series C promissory notes are secured against the assets of our subsidiary, Voice Mobility Inc. and we have guaranteed repayment of the Series C promissory notes.

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

The promissory note bears interest at prime plus 1% (prime rate at June 30, 2004 was 3.75%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $169,949 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant, pursuant to the software license agreement discussed below, in the quarter. In the event the invoiced amount for a particular quarter exceeds $169,949 (CDN$226,678), we will carry forward the difference between the invoiced amount and $169,949 (CDN$226,678) and include the difference in the calculation of maximum amount payable for subsequent quarters. We have the option, until December 31, 2004, to settle some or all of the principal and interest in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.56 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $169,949 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $1.17 (CDN$1.56).

On July 1, 2004, the maximum amount payable to Aliant was $345,367 (CDN$460,651). If we were to make the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 3,204,006 shares of our common stock to Aliant for such quarterly payments. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If we do not obtain additional approval for further issuances of common stock, we can only repay the remaining balance of the promissory note, if any, in cash.

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

In June 2002, we entered into a three-year software license agreement with Aliant Telecom Inc. The license agreement involves the licensing of our product to Aliant for its legacy voicemail replacement and further development of our product to satisfy Aliant’s requirements. As part of the agreement, Aliant paid us $0.7 million (CDN$1.125 million) as an initial payment, which we received in August 2002. For the fiscal years ended December 31, 2003 and 2002, we recognized as revenue $22,381 (CDN$32,237) and $461,379 (CDN$724,504) of the initial payment for delivery of software licenses and services. The remaining balance of the initial payment will be recognized as revenue when future product and services are delivered. At this time, we cannot determine when or if Aliant will take delivery of our product and services. In the event that the product and services are not delivered, the remaining balance of the initial payment of CDN$388,158 and the deferred contract costs of $81,631 will be recorded to income.

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

On March 4, 2004, we issued an aggregate of 900,000 units with each unit consisting of one share of our common stock and one-half of one share purchase warrant for net proceeds of $764,783 (CDN$1,021,502). During the months of January and February 2004, we issued an aggregate of 1,399,771 shares of our common stock from the exercise of 1,344,333 warrants and 55,438 options for gross proceeds of $418,151 (CDN$552,841).

On June 17, 2004, we issued a $112,517 (CDN$150,075) Series F Promissory note to one shareholder. The note bears interest at a rate of 8% per annum, payable quarterly, and is due on demand.

On July 1, 2004, we issued an aggregate of CDN$400,000 Series G Promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum, payable quarterly, and are due on demand

We currently anticipate that revenues will increase in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2004 generated through the replacement of legacy voice mail systems by such providers.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our operating results and financial position.

Revenue Recognition

Revenues are derived from sales of software licenses, hardware and maintenance and training services. We sell software licenses with maintenance and training services, hardware on a stand-alone basis and bundled arrangements including software, hardware and maintenance and training services. We generally license our software to customers for an indefinite period of time.

We recognize revenue in accordance with Statement of Position SOP 97-2 “Software Revenue Recognition” and Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements”.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure — an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 16(d) to our audited consolidated financial statements for the year ended December 31, 2003 and Note 9[e] to our consolidated and unaudited financial statements for the six months ended June 30, 2004. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with SFAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $3.3 and $3.9 million to carry out our business plan in the next twelve months, and we will need to raise additional funds to:

        — support our planned growth and carry out our business plan,

        — develop new or enhanced services and technologies,

        —increase our marketing efforts,

        — acquire complementary businesses or technologies,

        —respond to regulatory requirements, and

        — respond to competitive pressures or unanticipated requirements.

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

Since inception through June 30, 2004, we have incurred aggregate net losses of $39 million. Our loss from operations for the six months ended June 30, 2004 was $2.5 million and the fiscal year ended December 31, 2003 was $2.8 million. We also incurred a loss from operations for each of the years ended December 31, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will achieve revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent chartered accountants’ report on the December 31, 2003 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Employees may and have left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or be independently developed by competitors. Competitors’ products may add features, increase performance or sell at lower prices. We cannot predict whether our products will continue to compete successfully with such existing rival architectures or whether new architectures will establish or gain market acceptance or provide increased competition with our products.

Substantially all of our assets, all of our directors and a majority of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

We are currently dependent on a limited number of customers and if we are unable to diversify our customer base and we lose one or more of these customers, then our revenues may decrease significantly.

During the six-months ended June 30, 2004, we did not generate any sales. In 2003, our revenues consisted of the recognition of deferred revenue of the prior year. Of this total, revenue from Aliant, Inc. and its subsidiaries comprised 39% of our revenues in the year ended December 31, 2003. Sales to Aliant, Inc. and its subsidiaries comprised 84% of our revenues in the year ended December 31, 2002 and 56% of our revenues in the year ended December 31, 2001. If our business strategy is successful, we expect that we will become less dependent on such significant customers in the future as sales increase. However, if we are unable to successfully diversify our customer base and if we lost one or more of these limited number of customers, our revenues would decrease significantly and our business, financial condition and results of operations would be materially and adversely affected.

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

A continued slowdown in capital spending by telecommunication service providers may affect our future revenues more than we currently expect. Moreover, the significant slowdown in capital spending by telecommunication service providers has created uncertainty as to market demand for the type of products we produce. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many of our customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results are expected to continue to be affected by the continued reductions in capital spending on telecommunications infrastructure by our customers.

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

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we elect to pay fees to Innovatia in common stock then our shareholders will be subject to further dilution.

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,065,861 (CDN$2,755,445) remains outstanding at June 30, 2004. The amount payable each quarter is the lesser of $169,949 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The quarterly amounts payable, if any, will be due on or before the first business day following the quarter end date. On July 1, 2004, the maximum amount payable to Aliant was $345,367 (CDN$460,651). We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination of cash and common shares. After December 31, 2004, we are required to pay any amount of the promissory note, which remains unpaid through the issuance of our common shares. If all or a significant portion of these payments were made in shares of our common stock, this would result in substantial additional dilution in the future. Refer to Note 8 to the unaudited interim consolidated financial statements for more information on the outstanding note to Innovatia.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 31, 2001, Budd Stewart, a former employee of our subsidiary, filed a Writ of Summons and Statement of Claim with the Supreme Court of British Columbia (Vancouver Registry), alleging that his employment was terminated and that we breached the terms of stock option agreement. The relief sought by Mr. Stewart was damages under several causes of action for an aggregate of approximately $1,826,000. In our Statement of Defence, we denied that there was an existing employment agreement with Mr. Stewart and denied that we had breached the terms of any stock option agreement. On May 26, 2004, we entered into a settlement agreement with Mr. Stewart, whereby he was paid CDN$150,000 and 187,500 shares of our common stock in exchange for a dismissal of his lawsuit without costs.

Other than as set out above, to our knowledge we are not a party to any other litigation as at August 1, 2004. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Changes in Securities.

On April 27, 2004, in connection with the exercise of 10,000 exchangeable shares, we issued 10,000 common shares for no additional consideration to one non-U.S. person in an offshore transaction relying on Regulation S, Section 4(2) and/or Section 3(g) under the Securities Act of 1933.

During June 2004, in connection with the exercise of stock options, we issued 94,500 shares of common stock for gross proceeds of $14,817 (CDN$20,040) to two non-U.S. persons in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On June 23, 2004, in connection with a settlement agreement with Budd Stewart, we issued 187,500 shares of common stock to one non-U.S. person in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual general meeting of shareholders on June 10, 2004 in Vancouver, British Columbia, Canada.

Two proposals were approved by the shareholders at the annual general meeting as follows.

1)     The following directors were elected at the annual general meeting: Mr. James J. Hutton, Randy G. Buchamer, William E. Krebs, Morgan Sturdy, Donald A. Calder, Robert E. Neal and Gary Donahee. Each of these directors was elected for a one-year term expiring at the annual meeting of shareholders to be held in 2005. Each director that was elected received 21,900,038 votes for and 300 votes abstaining.

2)     The selection of Ernst & Young LLP., Chartered Accountants, as independent chartered accountants for the year ending December 31, 2004 was ratified and the proposed board of directors were authorized to fix the remuneration of the auditors. The shareholders approved this proposal with 21,900,338 votes for.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

   Exhibit

   Number Description

3.1	Articles of Incorporation, dated October 1, 1997 (1)

3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)

3.6	Amended and Restated Bylaws (4)

4.1	Common Stock Certificate (1)

4.2	Form of Warrant (1)

4.3	Certificate of Designation of Series A Preferred Stock (1) 4.4 Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (5)

4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (9)

5.1	Opinion of Jones Vargas (6)

10.1	Amended and Restated 1999 Stock Option Plan (4)

10.2	Employment Agreement between Voice Mobility Inc. and of James Jay Hutton, dated April 1, 1998 (1)

10.3	Employment Agreement between Voice Mobility Inc. and of William Gardiner, dated August 1, 1998 (1)

10.4	Employment Agreement between Voice Mobility Inc. and of Jason Corless, dated October 1, 1998 (1)

10.5	Employment Agreement between Voice Mobility Inc. and of Budd Stewart, dated June 20, 1999 (1)

10.6	Employment Agreement between Voice Mobility Inc. and of Geoff Heston, dated August 7, 1999 (1)

10.7	Acquisition Agreement of Voice Mobility Inc., dated June 24, 1999 (1)

10.8	Agreement and Plan of Distribution of Equity Capital Group, Inc., dated April 1, 1999 (1)

10.10	Debt Settlement Agreement with Maritime Tel & Tel, dated September 15, 1997(1)

10.11	Voting, Support and Exchange Trust Agreement, dated September 30, 1999 (1)

10.12	Debt Settlement Agreement with Pacific Western Mortgage Corporation, dated March 31, 1999 (1)

10.13	Debt Settlement Agreement with Ernest Weir Gardiner, dated March 31, 1999 (1)

10.14	Stock Purchase Agreement , dated April 1, 1999(1)

10.15	Form of Subscription Agreement, dated April 1, 1999 (1)

10.16	Exchange Agreement, dated July 5, 1999 (1)

10.17	Employment Agreement between Voice Mobility Inc. and Thomas G. O'Flaherty, dated January 1, 2000 (5)

10.18	Employment Agreement between Voice Mobility Inc. and David Grinstead, dated February 1, 2000 (5)

10.19	Form of Series B Preferred Stock Subscription Agreement, dated December 27, 2000 (5)

10.20	Form of Class I Stock Purchase Warrant, dated December 29, 2000 (5)

10.21	Escrow Agreement, as amended, dated December 29, 2000 (6)

10.22	Agency Agreement, dated April 3, 2001 (6)

10.23	Special Warrant Indenture, dated April 3, 2001 (6)

10.24	Share Warrant Indenture, dated April 3, 2001 (6)

10.25	Form of Subscription Agreements for Special Warrants (6)

10.26	LivingLAB Agreement Between Voice Mobility Inc. and Innovatia, dated February 27, 2001 (6)

10.27	Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended, dated April 25, 2001 (8)

10.28	Class K Stock Purchase Warrant, dated April 25, 2001 (6)

10.29	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated May 11, 2001 (7)

10.30	Non-Negotiable Promissory Note in favor or Interior Holdings Ltd., dated May 11, 2001 (7)

10.31	Form of Class L Stock Purchase Warrant , dated May 11, 2001 (7)

10.32	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 14, 2001(8)

10.33	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 14, 2001(8)

10.34	Form of Class M Stock Purchase Warrant, dated June 14, 2001 (8)

10.35	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 25, 2001 (8)

10.36	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 25, 2001 (8)

10.37	Form of Class N Stock Purchase Warrant, dated June 15, 2001 (8)

10.38	Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)

10.39	Settlement Agreement between Thomas O'Flaherty and the Company dated June 29, 2001 (8)

10.40	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16,2001 (9)

10.41	Amended LivingLAB Agreement between Voice Mobility Inc. and Innovatia Inc., dated March 4, 2002(9)

10.42	Addendum to LivingLAB Agreement, dated December 28, 2001 (9)

10.43	Employment Agreement between Voice Mobility Inc. and James Hutton, datedApril 1, 2000 (9)

10.44	Software License Agreement, dated June 13, 2002, between Aliant Telecom Inc. and Voice Mobility Inc. (Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Commission) (10)

10.45	Form of Subscription Agreement, dated July 26, 2002 and July 31, 2002 (11)

10.46	Employment Agreement between Voice Mobility Inc. and Marco Pacelli, datedOctober 1, 2002 (11)

10.47	Subscription Agreement, dated December 30, 2002, with Wilt Laird (11)

10.48	Subscription Agreement, dated December 30, 2002, with Margit Kristiansen (11)

10.49	Ikano Communications Agreement dated April 6, 2000 (11)

10.50	Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial S.A. de C.V. (11)

10.51	Form of Subscription Agreement and Promissory Note, dated June 28, 2002 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes. (12)

10.52	Form of extension certificate of Class P and Class Q warrants (13)

10.53	Form of Exchange Agreements in connection with the conversion of the Series A and B Promissory Note, dated September 9, 2003 between Voice Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty Hughes. (14)

10.54	Form of Exchange Agreements in connection with the conversion of the Series B Preferred Shares, dated September 9, 2003 between Voice Mobility Inc. and each of MICAP Holdings Inc. and Manzanita Investments Ltd. (14)

10.55	Form of Subscription Agreements in connection with the issuance of Series D Promissory Notes dated September 9, 2003 between Voice Mobility Inc, and each of Ketty Hughes, William Laird, Margit Kristiansen and William Krebs. (14)

10.56	Form of Subscription Agreements in connection with the unit financing dated September 9, 2003 between Voice Mobility International Inc. and each of William Laird, Bob Tassone and Kathy Fox. (14)

10.57	Master License and Service Agreement between Voice Mobility International Inc., and Avaya Inc., dated September 12, 2003 (Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Request for Confidential Treatment filed under 17 C.F.R. 200.80(b)(4) and 240.24b-2). (14)

10.58	Amendment No. 1 to Master License and Service Agreement between Voice Mobility International, Inc. and Avaya Inc., dated December 2, 2003. (15)

10.59	Form of Subscription Agreements in connection with the unit financing dated March 4, 2004 between Voice Mobility International Inc. and each of Elizabeth Ann Laird, 656938 BC Ltd., Richard Roberts, Myrna Roberts, Heinz Hofliger, Kathy Fox and Bob Tassone, Andrew Bury, Heather Bury, Constance and Stuart Ostlund, Columbia Marketing Ltd., Berkin Business SA, Paul Currie, Randall West, Mike Hope, Lila Jung, Don Sharpe, Steve Clippingdale, Chartwell Investment Services, Shalimar Business, 514742 BC Ltd., and 391566 BC Ltd. (15)

10.60	Form of Subscription Agreements in connection with the issuance of the Series E Promissory Notes dated November 15, 2003, November 24, 2003 and December 29, 2003 between Voice Mobility International Inc. and each of William Laird and Margit Kristiansen. (15)

10.61*	Form of subscription agreement in connection with the issuance of the Series F Promissory Note dated June 17, 2004 between Voice Mobility International Inc. and William Laird.

31*	Section 302 Certification of Randy Buchamer, dated August 13, 2004

32*	Section 906 Certification of Randy Buchamer, dated August 13, 2004

*	Filed herewith.

(1)	Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2)	Previously submitted with our Form 8-K, as filed on March 16, 2000.

(3)	Previously submitted with our Form 10-KSB, as filed on March 30, 2000.

(4)	Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(5)	Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(6)	Previously submitted with our Registration Statement on Form S-1, as originally filed on May 10, 2001.

(7)	Previously submitted with our Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on June 7, 2001.

(8)	Previously submitted with our Post-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on July 16, 2001.

(9)	Previously submitted with our Form 10-K, as filed on April 1, 2002.

(10)	Previously submitted with our Amendment No. 2 to Form 10-Q/A as filed on January 10, 2003.

(11)	Previously submitted with our Form 10-K, as filed on April 1, 2003.

(12)	Previously submitted with our Form 10-Q, as filed on May 15, 2003.

(13)	Previously submitted with our Form 10-Q, as filed on August 14, 2003.

(14)	Previously submitted with our Form 10-Q, as filed on November 14, 2003.

(15)	Previously submitted with our Form 10-K, as filed on March 26, 2004.

(b)     Reports on Form 8-K:

1)     On June 2, 2004, we filed a report on Form 8-K, relating to a press release issued on June 1, 2004, announcing an amendment to our agreement with Avaya to expand the business relationships. Voice Mobility agrees to grant Avaya 6,000,000 warrants. The warrants will vest subject to certain performance based milestones.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Dated: August 13, 2004