Form 10QSB
period 2004-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2004-11-12
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

2

APPLICABLE ONLY TO CORPORATE ISSUERS

41,088,491 shares of common stock issued and outstanding as of November 1, 2004. As of November 1, 2004, there were 3,340,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [ x ]

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2004
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a) Consolidated Balance Sheets - September 30, 2004 and December 31, 2003

b) Consolidated Statements of Operations and Comprehensive Loss- Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003

c) Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003

d) Notes to the Consolidated Financial Statements - September 30, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Nature of Operations and Basis of Presentation)

As at	September 30,	December 31,
	2004	2003
	$	$
ASSETS (Notes 4, 5, 6, 7 and 8)
Current
Cash and cash equivalents	941,326	85,636
Other receivables	22,656	13,921
Deferred contract costs	81,631	81,631
Prepaid expenses	32,143	63,776
Total current assets	1,077,756	244,964

Note receivable (Notes 2 and 14[b])	190,406	190,406
Deferred finance costs (Note 5)	33,027	51,420
Property and equipment [net of accumulated amortization: September 30, 2004 - $2,774,432; December 31, 2003 - $3,675,409]	109,606	115,684
Total assets	1,410,795	602,474

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	169,626	269,071
Accrued liabilities (Note 14[b])	194,062	207,194
Employee related payables	63,486	67,227
Deferred revenue	315,225	306,740
Current portion and accrued interest on Series C promissory notes payable (Note 4)	78,404	17,936
Accrued interest on Series D promissory notes payable (Note 5)	7,991	1,860
Series E promissory notes payable and accrued interest (Note 6)	556,515	534,510
Series F convertible promissory note payable and accrued interest (Note 7)	121,355	-
Series G promissory notes payable and accrued interest (Note 8)	323,451	-
Current portion of promissory note payable (Note 9)	365,132	355,303
Total current liabilities	2,195,247	1,759,841

Series C promissory notes payable (Note 4)	3,659,310	3,467,563
Series D promissory notes payable (Note 5)	404,689	363,972
Promissory note payable (Note 9)	1,843,206	1,722,552
Total liabilities	8,102,452	7,313,928

Stockholders' deficiency (Note 10)
Common stock, $0.001 par value, authorized 100,000,000
41,016,491 outstanding [December 31, 2003 - 35,565,620]	41,016	35,566
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	33,829,079	30,061,022
Accumulated deficit	(39,539,227)	(36,011,140)
Other accumulated comprehensive loss	(1,022,526)	(796,903)
Total stockholders' deficiency	(6,691,657)	(6,711,454)
Total liabilities and stockholders' deficiency	1,410,795	602,474

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Nine Months ended
	September 30		September 30
	2004	2003	2004	2003
	$	$	$	$

Sales	12,981	3,338	12,981	57,967
Cost of sales	5,683	-	5,683	-
Gross Profit	7,298	3,338	7,298	57,967

Operating expenses
Sales and marketing (Note 10[c])	131,826	135,202	1,580,709	523,307
Research and development	161,256	161,582	553,330	550,064
General and administrative (Note 12)	217,379	399,494	910,449	1,152,399
	510,461	696,278	3,044,488	2,225,770
Loss from operations	503,163	692,940	3,037,190	2,167,803
Interest expense (income)	174,115	211,703	490,897	403,104
Loss on debt restructuring (Note 3)	-	241,636	-	241,636
Net loss for the period	677,278	1,146,279	3,528,087	2,812,543
Foreign currency translation losses	397,412	13,286	225,623	485,152
Comprehensive loss for the period	1,074,690	1,159,565	3,753,710	3,297,695

Income (loss) per share (Note 10[d])
Basic and diluted loss per share	(0.02)	0.00	(0.09)	(0.04)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited - Expressed in U.S. Dollars)

For the nine months ended,

	September 30,	September 30,
	2004	2003
	$	$

OPERATING ACTIVITIES
Net loss for the period	(3,528,087)	(2,812,543)
Non-cash items included in net loss
Amortization	97,987	564,953
Stock based compensation	12,651	3,334
Non-cash interest expense	122,051	-
Non-cash sales and marketing expense	1,169,591	-
Common stock issued on legal settlement agreement	112,500	-
Common stock issued on settlement of accounts payable	22,000	-
Bad debt expense	-	(30,727)
Loss on disposal of property and equipment	5,666	22,700
Loss on debt restructuring	-	241,636
Amortization of deferred finance costs	18,925	230,627
	(1,966,716)	(1,780,020)
Net change in working capital	162,659	58,431
Cash used in operating activities	(1,804,057)	(1,721,589)

INVESTING ACTIVITIES
Purchase of property and equipment	(100,120)	-
Proceeds on sale of property and equipment	8,496	13,127
Cash provided by (used in) investing activities	(91,624)	13,127

FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,003,475	362,921
Proceeds from Series B promissory notes payable	-	1,032,229
Proceeds from Series D promissory notes payable	-	366,838
Proceeds from Series F promissory note payable	112,517	-
Proceeds from Series G promissory note payable	303,882	-
Proceeds from exercise of warrants	406,076	-
Proceeds from exercise of stock options	47,213	-
Cash provided by financing activities	2,873,163	1,761,988

Effect of change in foreign exchange rate on cash and cash equivalents	(121,792)	10,545

Increase in cash and cash equivalents	855,690	64,071
Cash and cash equivalents, beginning of period	85,636	97,996
Cash and cash equivalents, end of period	941,326	162,067

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $3,037,190 for the nine-months ended September 30, 2004 [September 30, 2003 - $2,167,803] and has a working capital deficiency of $1,117,492 as at September 30, 2004 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2003, the Company received proceeds in excess of $2.2 million in connection with the issuance of debt and equity financing. In addition during the nine month period ended September 30, 2004, the Company received proceeds of approximately $2.9 million on the issuance of debt, equity and the exercise of outstanding options and warrants. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

2. NOTE RECEIVABLE

On August 8, 2001, an action against the Company and the predecessor corporation, Equity Capital Group, Inc. ("ECG"), was filed alleging breach of contract. A settlement agreement and mutual release was signed between the plaintiff and the Company and the Company paid an amount of $252,500 to the plaintiff in full settlement. Prior to signing the plaintiff settlement agreement, the Company signed an indemnification agreement with the former majority shareholder of ECG that indemnified the Company against this claim and set forth a payment schedule whereby the Company would fully recover the amounts paid to the plaintiff.

As at September 30, 2004, the former shareholder of the predecessor corporation, ECG, was delinquent in scheduled payments to the Company totaling $190,406.

In 2002, an existing shareholder and director of the Company agreed to indemnify the Company against any losses that may be incurred on the collectibility of the note receivable.

The note receivable was settled on November 11, 2004 (see Note 14[b]).

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

Exchange of Series A and B Promissory Notes

The existing principal amounts of the Series A promissory notes (Cdn$650,000) and Series B promissory notes (Cdn$1,800,000) were exchanged for the same $1,814,949 (Cdn$2,450,000) principal amount of Series C promissory notes. The Series C promissory notes continue to bear interest at 8% per annum payable quarterly, however, the maturity date was extended to December 31, 2005 (refer to Note 4).

As part of the troubled debt restructuring, the Company issued 864,702 common stock and 1,633,332 Series T share purchase warrants in partial settlement of $272,242 (Cdn$367,500) representing the 15% repayment premium accrued for the Series A promissory notes and Series B promissory notes. The fair market value of the common stock, based on quoted market price, was $211,387 (Cdn$285,352) and the estimated fair value of the share purchase warrants, using the Black-Scholes option pricing model, was $302,491 (Cdn$408,333). Accordingly, a loss of $241,636 was recorded in the statement of operations for the three and nine month periods ended September 30, 2003. No other gain or loss was recognized on the restructuring of the promissory notes.

The Series T share purchase warrants are exercisable for a period of five years at an exercise price of $0.34 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 10[c].

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

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

The Series C promissory notes bear interest at 8% per annum payable quarterly and mature on December 31, 2005 (refer to Note 4). The Series T share purchase warrants are exercisable for a period of five years at an exercise price of $0.34 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 10[c].

The fair value of the Series C promissory notes on the date of issuance was estimated at $1,485,177 (Cdn$2,004,841) based on a 15% market interest rate which management has determined to reflect the Company's cost of borrowing. The fair value of the Series T share purchase warrants was estimated at $292,926 using the Black-Scholes option pricing model. The $1,320,438 net difference between the $3,098,541 combined carrying value of the convertible preferred shares and previously recorded beneficial conversion feature and the $1,778,103 combined fair value of the Series C promissory notes and Series T share purchase warrants issued was recorded as a reduction to the accumulated deficit and a reduction to the net loss attributable to common stockholders for purposes of the calculation of basic and diluted income (loss) per share.

4. SERIES C PROMISSORY NOTES PAYABLE

	September 2004		December 2003
	US$	Cdn$	US$	Cdn$

Principal	3,822,548	4,822,526	3,719,650	4,822,526
Unamortized debt discount	(161,913)	(204,269)	(252,087)	(326,831)
	3,660,635	4,618,257	3,467,563	4,495,695
Accrued interest	77,079	97,243	17,936	23,254
	3,737,714	4,715,500	3,485,499	4,518,949
Less current portion and accrued interest	78,404	98,915	17,936	23,254
	3,659,310	4,616,585	3,467,563	4,495,695

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

The Series C promissory notes were recorded at a discount of $291,443 (Cdn$367,685), to reflect the fair value based on a 15% market interest rate. The discount is subject to accretion over the 27-month term to maturity of the promissory notes.

Repayment of the Series C promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004

Unaudited

5. SERIES D PROMISSORY NOTES PAYABLE

	September 2004		December 2003
	US$	Cdn$	US$	Cdn$

Principal	396,322	500,000	385,654	500,000
Repayment premium	59,448	75,000	57,848	75,000
Unamortized debt discount	(51,081)	(64,444)	(79,530)	(103,111)
	404,689	510,556	363,972	471,889
Accrued Interest	7,991	10,082	1,860	2,411
	412,680	520,638	365,832	474,300

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D promissory notes and 574,999 Series R share purchase warrants to four shareholders, one of whom is also a director of the Company. The notes bear interest at a rate of 8% per annum payable quarterly and will mature on December 31, 2005. The warrants are exercisable for a period of five years at an exercise price of $0.34 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 10[c].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $59,448 (Cdn$75,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the 27 month term to maturity. The gross proceeds have been allocated to the promissory notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the promissory notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option pricing model.   The discount on the notes as a result of the warrants is subject to accretion over the 27-month term to maturity of the promissory notes.

Repayment of the Series D promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

6. SERIES E PROMISSORY NOTES PAYABLE

	September 2004		December 2003
	US$	Cdn$	US$	Cdn$

Principal	475,587	600,000	462,784	600,000
Repayment premium	71,338	90,000	69,418	90,000
	546,925	690,000	532,202	690,000
Accrued interest	9,590	12,099	2,308	2,992
	556,515	702,099	534,510	692,992

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

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

Repayment of the Series E promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

7. SERIES F CONVERTIBLE PROMISSORY NOTE PAYABLE

	September 2004		December 2003
	US$	Cdn$	US$	Cdn$

Principal	118,956	150,075	-	-
Accrued interest	2,399	3,026	-	-
	121,355	153,101	-	-

On June 17, 2004, the Company issued a $112,517 (Cdn$150,075) Series F convertible promissory note to one shareholder. The note bears interest at a rate of 8% per annum, payable quarterly and is due on demand.

The note is convertible at the option of the holder at any time before June 17, 2006 into units at a price of Cdn$1.15 per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant.

Each warrant entitles the holder, upon giving 61 days' notice to the Company, to purchase one common share of the Company at a price of Cdn$1.15 per share at any time before June 17, 2006.

Repayment of the Series F convertible promissory note has been guaranteed by the Company and is collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

8. SERIES G PROMISSORY NOTES PAYABLE

	September 2004		December 2003
	US$	Cdn$	US$	Cdn$

Principal	317,058	400,000	-	-
Accrued interest	6,393	8,066	-	-
	323,451	408,066	-	-

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum, payable quarterly and are due on demand.

Repayment of the Series G promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

9. PROMISSORY NOTE PAYABLE

	September 2004		December 2003
	US$	Cdn$	US$	Cdn$

Principal	1,925,212	2,428,847	1,873,387	2,428,847
Accrued interest	283,126	357,192	204,468	265,093
	2,208,338	2,786,039	2,077,855	2,693,940
Less current portion	365,132	460,651	355,303	460,651
	1,843,206	2,325,388	1,722,552	2,233,289

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn $2,720,142) in settlement of development services provided by Innovatia from February 1, 2001 to December 31, 2001.

The promissory note bears interest at prime plus 1% (prime rate at September 30, 2004 was 4.0%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter ("Maximum Amount Payable") is the lesser of $179,675 (Cdn$226,678) and 40% of the net aggregate amount of invoices ("Invoiced Amount") issued by the Company to Aliant and its subsidiaries in the quarter. In the event the Invoiced Amount for a particular quarter exceeds $179,675 (Cdn$226,678), the Company will carry forward the difference between the Invoiced Amount and $179,675 (Cdn$226,678) and include the difference in the calculation of Maximum Amount Payable for subsequent quarters. The Company has the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of the Company's common share on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled at the lesser of $179,675 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant in the quarter, however the Company is required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the Maximum Amount Payable by $1.24 (Cdn$1.56).

As of September 30, 2004, the current portion is calculated as $365,132 (Cdn$460,651).

As of September 30, 2004, if the Company made the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 3,130,381 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the Company does not obtain additional approval for further issuances of common stock, the Company can only repay the remaining balance of the promissory note, if any, in cash.

The Company believes Innovatia has not complied with the terms of its development and license agreements that gave rise to the promissory note debt obligation and as a result the Company is currently in discussions with Innovatia to resolve the matter.

10. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 share of common stock, par value $.001 per share and up to 1,000,000 shares of preferred stock, par value $.001 per share.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

In connection with the 1999 recapitalization of VMI, Voice Mobility Canada Limited (VM Canada) issued 6,600,000 VM Canada Exchangeable Shares. VM Canada is a wholly owned subsidiary of the Company. Each VM Canada Exchangeable Share is exchangeable for one of the Company's common shares at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one of the Company's common shares. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to a share of its common stock and therefore the Exchangeable Shares are included in the computation of basic and diluted income (loss) per share. During the nine months ended September 30, 2004, two holders of exchangeable shares exchanged 110,000 exchangeable shares into 110,000 common shares of the Company for no additional consideration. As at September 30, 2004 the holders of the Exchangeable Shares are entitled to 3,340,000 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On March 4, 2004, in connection with a private placement transaction, the Company issued 900,000 units at $0.86 (Cdn$1.15) per unit for net cash proceeds of $764,783 (Cdn$1,021,502). Each unit consists of one share of common stock and one half of one Series U share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $1.08 (Cdn$1.36) per share. The Company also issued 33,750 common shares and 16,875 Series U share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 10[c].

On June 23, 2004, in connection with a legal settlement agreement with a former employee, the Company issued 187,500 shares of common stock with a fair value at the time of issuance of $112,500 (see Note 12).

On August 19, 2004, in connection with the settlement of an outstanding accounts payable balance with a certain vendor, the Company issued 40,000 shares of common stock with a fair value at the time of issuance of $22,000.

On August 27, 2004, in connection with a private placement transaction, the Company issued 153,846 units at $0.49 (Cdn$0.65) per unit for net cash proceeds of $76,103 (Cdn$100,000) to a director of the Company. Each unit consists of one share of common stock and one half of one Series W share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.79 (Cdn$1.00) per share. The warrants also include a call feature at the option of the Company that is described in Note 10[c].

On September 22, 2004, in connection with a private placement transaction, the Company issued 2,153,846 units at $0.51 (Cdn$0.65) per unit for net cash proceeds of $1,086,419 (Cdn$1,394,852). Each unit consists of one share of common stock and one half of one Series W share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.79 (Cdn$1.00) per share. The Company also paid $4,010 (Cdn$5,148) in cash and issued 145,631 common shares and 72,817 Series W share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 10[c].

On September 22, 2004, in connection with a private placement transaction, the Company issued 149,885 units at $0.51 (Cdn$0.66) per unit for net cash proceeds of $76,170 (Cdn$97,795). Each unit consists of one share of common stock and one half of one Series W share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.79 (Cdn$1.00) per share. The Company also paid $880 (Cdn$1,129) in cash and issued 9,531 common shares and 4,766 Series W share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 10[c].

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

During the nine months ended September 30, 2004, the Company issued 222,549 shares of common stock from the exercise of stock options for gross proceeds of $47,213 (Cdn$62,246).

During the nine months ended September 30, 2004, the Company issued 1,344,333 shares of common stock from the exercise of certain warrants for gross proceeds of $406,076 (Cdn$537,251).

[b] Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2003	3,887,296	4,658,249	0.13 - 7.25	$1.13
Options granted	(2,625,367)	2,625,367	0.55 - 1.03	$0.78
Options forfeited	734,970	(734,970)	0.20 - 5.13	$1.39
Options exercised	-	(222,549)	0.13 - 0.35	$0.22
Balance, September 30, 2004	1,996,899	6,326,097	0.13 - 7.25	$1.00

As at September 30, 2004, 5,552,097 (September 30, 2003 - 3,606,679) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.78 (September 30, 2003 - Cdn$0.61).

[c] Warrants

As at September 30, 2004, the Company has the following common stock warrants outstanding:
	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Series O warrants	250,000	0.25	July 26, 2005
Series R warrants	574,999	Cdn. $0.425	September 8, 2008
Series S warrants	1,176,470	Cdn. $0.425	September 8, 2008
Series T warrants	3,198,350	Cdn. $0.425	September 8, 2008
Series U warrants	466,875	Cdn. $1.36	March 4, 2007
Series V warrants	2,000,000	Cdn. $1.14	May 31, 2006
Series V warrants	4,000,000	Cdn. $1.14	May 31, 2007
Series W warrants	76,923	Cdn. $1.00	August 26, 2007
Series W warrants	1,229,450	Cdn. $1.00	September 21, 2007
	12,973,067

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

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

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. ("Avaya") and in this regard granted 6,000,000 Series V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statement of operations. The remaining 4,000,000 Series V warrants will vest based on performance based milestones and will expire on May 31, 2007.

The Series W share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn. $2.25 on the Toronto Stock Exchange for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

[d] Income (loss) per share

The following table sets forth the computation of basic and diluted loss per share for the periods ended:

	Three Months ended September 30		Nine Months ended September 30
	2004 $	2003 $	2004 $	2003 $
Numerator:

Net loss for period	(677,278)	(1,146,279)	(3,528,087)	(2,812,543)
Accumulated deficit adjustment on the exchange of the Series B convertible preferred shares (Note 3)	-	1,320,438	-	1,320,438
Net income (loss) attributable to common stockholders	(677,278)	174,159	(3,528,087)	(1,492,105)

Denominator:

Weighted average number of common stock outstanding	38,670,649	34,017,918	37,808,134	32,638,160
Weighted average number of common stock issuable on exercise of exchangeable shares	3,340,000	3,450,000	3,346,460	4,500,778
Weighted average number of common stock equivalents outstanding	42,010,649	37,467,918	41,154,594	37,138,938
Net income (loss) per share:

Basic and diluted income (loss) per share	(0.02)	0.00	(0.09)	(0.04)

[e] Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the three and nine-month periods ended September 30, 2004 was estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	Three Months ended September 30		Nine Months ended September 30
	2004	2003	2004	2003
Expected life of employee stock options (in years)	3.05	2.50	3.05	2.50
Volatility	135%	151%	142%	171%
Risk-free interest rate	3.34%	3.57%	3.34%	3.57%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.45	$0.20	$0.59	$0.20

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying FAS 123 to the Company's stock-based awards to employees would approximate the following:

	Three Months ended September 30		Nine Months ended September 30
	2004 $	2003 $	2004 $	2003 $

Net income (loss) attributable to common shareholders	(677,278)	174,159	(3,528,087)	(1,492,105)
Compensation expense included in reported net loss	2,083	3,334	12,651	3,334
Compensation expense determined under the fair value method	(73,598)	(203,974)	(1,015,639)	(453,743)

Pro forma net loss	(748,793)	(26,481)	(4,531,075)	(1,942,514)

Basic and diluted income (loss) per share:
As reported	(0.02)	0.00	(0.09)	(0.04)
Pro forma	(0.02)	(0.00)	(0.11)	(0.05)

11. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") and in December 2003, issued a revision to FIN 46 ("FIN 46R"). FIN 46 and FIN 46R require an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision's about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the benefits of the entity. FIN 46 and FIN 46R are effective for all new variable interest entities created or acquired after January 31, 2003. The initial adoption of FIN 46 and FIN 46R did not have a material impact on the Company's financial position, results of operations or cash flows. For variable interest entities that are not special purpose entities created or acquired prior to February 1, 2003, FIN 46R is effective for the Company's first reporting period after December 15, 2004. The Company is currently evaluating the effect that the adoption of FIN 46R will have on its results of operations and financial condition.

On March 31, 2004, the Financial Accounting Standards Board published an Exposure Draft, "Share-Based Payment." The proposed change in accounting would replace the existing requirements under FAS 123 and APB 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statements of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. The comment period for the exposure draft ended on June 30, 2004. The Company is investigating what impact the adoption of the exposure draft will have on its financial position and results of operations.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
September 30, 2004
Unaudited

12. LEGAL SETTLEMENT

On May 26, 2004, the Company entered into a settlement agreement with a former employee whereby the Company paid $118,397 (Cdn$150,000) in cash and issued 187,500 shares of common stock which were valued at the market price of the Company's shares on the date of issuance ($112,500) in exchange for a dismissal of the lawsuit without costs.

13. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

14. SUBSEQUENT EVENTS

[a] On October 20, 2004, the Company issued 72,000 shares of common stock from the exercise of stock options for gross proceeds of $9,202 (Cdn$11,520).

[b] On November 11, 2004, in exchange for the assignment of the note receivable from the former shareholder of ECG in the amount of $190,406 (see Note 2) and the securities pledged, a shareholder of the Company reduced the principal amount of their Series C Promissory Note held by $153,206 (Cdn$185,000) and forgave an accounts payable owing from the Company to the shareholder of $37,200.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included on page 26 of this quarterly report.

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

Results of Operations for the Three-Month Periods ended September 30, 2004 and September 30, 2003:

Sales

Sales for the three-month period ended September 30, 2004 were $12,981, compared to $3,338 for the three-month period ended September 30, 2003 representing a 289% increase. Sales for the three-month period ended September 30, 2004 were from technical training and support services provided to Avaya. Sales for the three-month period ended September 30, 2003 were from were from the recognition of deferred revenue in relation to support services from prior periods.

During the three-months ended September 30, 2004, we generated sales through technical training and support services. We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended September 30, 2004, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any sales through channel partners to date.

Cost of sales

Cost of sales for the three-month period ended September 30, 2004 were $5,683, compared to $nil for the three-month period ended September 30, 2003. Cost of sales for the three-month period ended September 30, 2004 were related to travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2004 were $510,461 compared to $696,278 for the three-month period ended September 30, 2003. The decrease in total costs of $185,817, or 27%, was primarily attributable to a decrease in the amortization of property and equipment of approximately $123,000 and a decrease in professional fees of approximately $47,000.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $131,826 and $135,202 for the three-month periods ended September 30, 2004 and September 30, 2003 respectively, representing a decrease of $3,376 or 2%.

The decrease of $3,376 in sales and marketing expense is a result of a decrease in advertising and promotions, consulting fees, and general sales and marketing expenses.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $161,256 and $161,582 for the three-month periods ended September 30, 2004 and September 30, 2003 respectively, representing a decrease of $326 or less than 1%.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $217,379 and $399,494 for the three month periods ended September 30, 2004 and September 30, 2003 respectively, representing a decrease of $182,115 or 46%. The decrease is primarily attributed to a decrease in the amortization of property and equipment of approximately $123,000 and a decrease in professional fees of approximately $47,000. These costs reflect employee stock option compensation costs of $2,083 and $3,334 for the three-month periods ended September 30, 2004 and 2003 respectively.

Interest Expense

Our interest expense was $174,119 and $211,707 for the three-month period ended September 30, 2004 and 2003 respectively which is based upon the underlying principal amount of the various debt financing. During the three-month period ended September 30, 2003, the company expensed the remaining portion of a 15% repayment premium of $100,573 (Cdn$138,750) on the Series B promissory notes payable.

Loss on Debt Restructuring

For the three month period ended September 30, 2003, we recorded a $241,636 loss on debt restructuring as described more fully in Note 3 to the unaudited interim consolidated financial statements.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $677,278 and $1,146,279 for the three-month period ended September 30, 2004 and 2003 respectively. The primary reason for the decrease in net loss is due to the loss on debt restructuring that took place on September 9, 2003 and our cost reduction plan.

Since inception through September 30, 2004, we have incurred aggregate net losses of approximately $40 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Nine-Month Periods ended September 30, 2004 and September 30, 2003:

Sales

Sales for the nine-month period ended September 30, 2004 were $12,981, compared to $57,967 for the nine-month period ended September 30, 2003 representing a 78% decrease. Sales for the nine-month period ended September 30, 2004 were from technical training and support services provided to Avaya. Sales for the nine-month period ended September 30, 2003 were from recognition of deferred revenue in relation to support services from prior periods.

During the nine-months ended September 30, 2004, we generated sales through technical training and support services. We have shifted our sales approach from direct sales to sales through channel partners. During the nine-month period ended September 30, 2004, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any sales through channel partners to date.

Cost of sales

Cost of sales for the nine-month period ended September 30, 2004 was $5,683, compared to $nil for the nine-month period ended September 30, 2003. Cost of sales for the nine-month period ended September 30, 2004 were related to travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the nine-month period ended September 30, 2004 were $3,044,488 compared to $2,225,770 for the nine-month period ended September 30, 2003. The increase in total costs of $818,718, or 37%, was primarily attributable to the sales and marketing expense relating to the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya. This increase in sales and marketing expense was partially offset by the decrease in general and administrative expenses.

Sales & Marketing

Our sales and marketing costs consist primarily of Avaya business development services, personnel, advertising, promotions, public relations and business development. Total costs were $1,580,709 and $523,307 for the nine-month periods ended September 30, 2004 and September 30, 2003 respectively, representing an increase of $1,057,402 or 202%. The increase of $1,057,402 in sales and marketing expense is primarily a result of the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $553,330 and $550,064 respectively for the nine-month periods ended September 30, 2004 and September 30, 2003, representing an increase of $3,266 or less than 1%. The increase of $3,266 is primarily a result of an increase in data and voice transmission, and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $910,449 and $1,152,399 for the nine month periods ended September 30, 2004 and September 30, 2003 respectively, representing a decrease of $241,950 or 21%. These costs reflect employee stock option compensation costs of $12,651 and $3,334 for the nine-month periods ended September 30, 2004 and 2003 respectively.

The decrease of $251,217 (net of stock based compensation) is a result of a combination of a decrease in the amortization of property and equipment of approximately $503,000 and an increase in legal and professional fees due to a settlement agreement with a former employee whereby we paid $118,397 (CDN$150,000) in cash and issued 187,500 shares of our common stock valued at $112,500.

Interest Expense

Our interest expense was $491,418 and $403,109 for the nine-month period ended September 30, 2004 and 2003 respectively. The interest expense in the nine-month period ended September 30, 2004 includes the amortization of the debt discount on the Series C and D promissory notes of $122,051 (Cdn $161,228), and the amortization of the 15% repayment premium of the Series D promissory note of $18,925 (Cdn $25,000) issued in September 2003. The interest expense in the nine-month period ended September 30, 2003 includes the amortization of the 15% repayment premium of $230,627 (Cdn$329,375) on the Series A and B promissory notes, which were issued between June 2002 and May 2003. The remaining interest expense for both the nine month periods ended September 30, 2004 and 2003 consists of the stated interest rate on the principal amount of the then outstanding promissory notes.

Loss on Debt Restructuring

For the nine month period ended September 30, 2003, we recorded a $241,636 loss on debt restructuring as described more fully in Note 3 to the unaudited interim consolidated financial statements.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $3,528,087 and $2,812,543 for the nine-month period ended September 30, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to the sales and marketing expense related to the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya. The increase in sales and marketing expense was partially offset by the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2004, we had $941,326 in cash and cash equivalents and a working capital deficiency of $1,117,492.

Operating Activities

Our operating activities resulted in net cash outflows of $1.8 million for the nine-month period ended September 30, 2004. Operating activities resulted in net cash outflows of $2.1 million and $2.6 million respectively for the years ended December 31, 2003 and 2002. The operating cash outflows for these periods resulted from significant investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $91,624 for the nine-month period ended September 30, 2004. Investing activities resulted in net cash inflows of $8,292 for the year ended December 31, 2003. The investing activities in fiscal 2003 were limited due to our cash conservation plans. At September 30, 2004, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $2.9 million for the nine month period ended September 30, 2004 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series F and G promissory notes, and the exercise of certain outstanding share purchase warrants and options.

Financing activities resulted in net cash inflows of $2.2 million for the fiscal year ended December 31, 2003 from the issuance of Series B, D and E promissory notes and the issuance of common shares and share purchase warrants in a private placement transaction in September 2003.

Debt Obligations

As at September 30, 2004, we have $7,360,053 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at September 30, 2004	Maturity Date
Series C promissory notes payable	$3,737,714	December 31, 2005
Series D promissory notes payable	412,680	December 31, 2005
Series E promissory notes payable	556,515	on demand
Series F convertible promissory notes payable	121,355	on demand
Series G promissory notes payable	323,451	on demand
Innovatia Inc. promissory note payable	2,208,338	as discussed below
	$7,360,053

Innovatia Inc. Promissory Note Payable

We have the option, until December 31, 2004, to settle some or all of the principal and interest in cash, common shares or a combination thereof. If paid by common shares, then 500,000 of the shares will be valued at the lesser of the market price of our shares on the Toronto Stock Exchange and $0.59 (CDN$0.75) per share, and the value of the balance of any other shares issuable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

After December 31, 2004, any amount of the promissory note which remains unpaid will continue to be settled as the lesser of $179,675 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter, however we are required to settle only with common shares and the number of common shares payable each quarter, if any, is determined by dividing the maximum amount payable by $1.24 (CDN$1.56).

As at September 30, 2004, if we were to make the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 3,130,381 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If we do not obtain additional approval for further issuances of common stock, we can only repay the remaining balance of the promissory note, if any, in cash.

We believe Innovatia has not complied with the terms of its development and license agreements that gave rise to the promissory note debt obligation with our company and as a result we are currently in discussions with Innovatia to resolve the matter.

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

The continued downturn in the telecommunications industry is causing some telecommunications companies to delay making any capital expenditures in connection with replacing their legacy voicemail systems. If telecommunication companies delay their capital expenditures, then the growth of our revenues could also be delayed.

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

On June 17, 2004, we issued a $112,517 (CDN$150,075) Series F convertible promissory note to one shareholder. The note bears interest at a rate of 8% per annum, payable quarterly, and is due on demand.

On July 1, 2004, we issued an aggregate of $303,882 (CDN$400,000) Series G promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum, payable quarterly, and are due on demand.

On July 20, 2004, we issued 72,611 shares of common stock from the exercise of stock options for gross proceeds of $20,321 (CDN$26,616).

On August 27, 2004, we issued an aggregate of 153,846 units with each unit consisting of one share of our common stock and one-half of one share purchase warrant for net proceeds of $76,103 (CDN$100,000) to a director.

On September 22, 2004, we issued an aggregate of 2,153,846 units with each unit consisting of one share of our common stock and one-half of one share purchase warrant for net proceeds of $1,086,419 (CDN$1,394,852) and issued an aggregate of 149,885 units with each unit consisting of one share of our common stock and one-half of one share purchase warrant for net proceeds of $76,170 (CDN$97,795).

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and introduce new versions of our software that are technologically feasible and of carrier class quality. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in early 2005 generated through the replacement of legacy voice mail systems or new deployments by such providers.

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

We recognize revenue in accordance with Statement of Position SOP 97-2 "Software Revenue Recognition" and Staff Accounting Bulletin 104 "Revenue Recognition ".

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

Revenue for hardware sold separately is recognized under Staff Accounting Bulletin 104. Hardware revenue, net of trade discounts is recognized upon shipment or when all elements essential to functionality are complete and when all significant contractual obligations have been satisfied and collection is reasonably assured. When contracts contain specific contingencies, we defer revenue recognition until such time as the contingencies are resolved.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 16(d) to our audited consolidated financial statements for the year ended December 31, 2003 and Note 10[e] to our unaudited consolidated interim financial statements for the three and nine months ended September 30, 2004. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

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

- support our planned growth and carry out our business plan,

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

Since inception through September 30, 2004, we have incurred aggregate net losses of approximately $40 million. Our loss from operations for the nine months ended September 30, 2004 was $3.5 million and the fiscal year ended December 31, 2003 was $2.8 million. We also incurred a loss from operations for each of the years ended December 31, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Our success and ability to compete depends to a significant degree on the proprietary technology. If any of our competitors copy or otherwise gains access to the proprietary technology or develops similar software independently, we would not be able to compete as effectively. The measures we take to protect the proprietary technology and other intellectual property rights are currently based upon a combination of copyright, trade secret and trademark laws, but may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

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

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Employees may leave and have left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve revenue will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or be independently developed by competitors. Competitors' products may add features, increase performance or sell at lower prices. We cannot predict whether our products will continue to compete successfully with such existing rival architectures or whether new architectures will establish or gain market acceptance or provide increased competition with our products.

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

We are currently dependent on one channel partner for the sale of our products and if we are unable to expand our channel partner relationships or if our channel partner is unable to generate significant sales of our products, then our revenues may not increase significantly.

During the year ended December 31, 2003, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. Instead of being dependent on a small number of customers for the sales of our products (as we were in our three previous fiscal years), we are currently dependent on our sole channel partner, Avaya Inc., for sales of our products. If Avaya is unable to generate significant sales of our products or we are unable to expand the number of channel partner relationships, then we may not be able to significantly increase our revenues and our business, financial condition and results of operations would be materially and adversely affected.

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

Our future growth and our ability to generate revenues may be materially and adversely affected by continued reductions in spending on telecommunications infrastructure by our potential customers.

A continued slowdown in capital spending by telecommunication service providers may affect our future revenues more than we currently expect. Moreover, the significant slowdown in capital spending by telecommunication service providers has created uncertainty as to market demand for the type of products we produce. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the continued downturn in industry and market conditions, many of our potential customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results are expected to continue to be affected by the continued reductions in capital spending on telecommunications infrastructure by our potential customers.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,208,338 (CDN$2,786,039) remains outstanding at September 30, 2004. The amount payable each quarter is the lesser of $179,675 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. The quarterly amounts payable, if any, will be due on or before the first business day following the quarter end date. We have the option, until December 31, 2004, to settle some or all of the promissory note, principal and interest, in cash, common shares or a combination of cash and common shares. After December 31, 2004, we are required to pay any amount of the promissory note, which remains unpaid through the issuance of our common shares. As of September 30, 2004, if we made the election to settle the entire promissory note payable with common shares, this would result in the issuance of an additional 3,130,381 shares of common stock.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge we are not a party to any litigation as at November 1, 2004. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2004, in connection with the exercise of stock options, we issued 72,611 shares of common stock for gross proceeds of $20,321 (CDN$26,616) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On August 19, 2004, in connection with a debt settlement agreement with 4 P Management Partners S.A., we issued 40,000 shares of common stock to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On August 27, 2004, in connection with a private placement transaction, we issued 153,846 units at $0.49 (CDN$0.65) per unit for net proceeds of $76,103 (CDN$100,000) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933. Each unit consists of one share of our common stock and one half of one share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.79 (CDN$1.00) per share.

On September 22, 2004, in connection with a private placement transaction, we issued 2,153,846 units at $0.51 (CDN$0.65) per unit for net proceeds of $1,086,419 (CDN$1,394,852) to thirty three non-U.S. persons (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933. Each unit consists of one share of our common stock and one half of one share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.79 (CDN$1.00) per share. We also issued 145,631 common shares and 72,817 share purchase warrants to a third party as a finders fee.

On September 22, 2004, in connection with a private placement transaction, we issued 149,885 units at $0.51 (CDN$0.66) per unit for net proceeds of $76,170 (CDN$97,795) to four non-U.S. persons (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933. Each unit consists of one share of our common stock and one half of one share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.79 (CDN$1.00) per share. We also issued 9,531 common shares and 4,766 share purchase warrants to a third party as a finders fee.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

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
32
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
33
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

34
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
10.59

Form of Subscription Agreements in connection with the unit financing dated March 4, 2004 between Voice Mobility International Inc. and each of Elizabeth Ann Laird, 656938 BC Ltd., Richard Roberts, Myrna Roberts, Heinz Hofliger, Kathy Fox and Bob Tassone, Andrew Bury, Heather Bury, Constance and Stuart Ostlund, Columbia Marketing Ltd., Berkin Business SA, Paul Currie, Randall West, Mike Hope, Lila Jung, Don Sharpe, Steve Clippingdale, Chartwell Investment Services, Shalimar Business, 514742 BC Ltd., and 391566 BC Ltd. (15)

10.60

Form of Subscription Agreements in connection with the issuance of the Series E Promissory Notes dated November 15, 2003, November 24, 2003 and December 29, 2003 between Voice Mobility Inc. and each of William Laird and Margit Kristiansen. (15)

10.61	Form of subscription agreement in connection with the issuance of the Series F Promissory Note dated June 17, 2004 between Voice Mobility Inc. and William Laird. (16)
10.62*	Form of subscription agreement in connection with the issuance of the Series G Promissory Note dated July 1, 2004 between Voice Mobility Inc. and each of William Laird and Margit Kristiansen
10.63*	Form of Debt Settlement and Subscription Agreement dated August 19, 2004 between Voice Mobility International, Inc. and 4 P Management Partners S.A.
10.64*	Form of Subscription Agreements in connection with the unit financing dated August 27, 2004 between Voice Mobility International Inc. and Morgan Sturdy.
10.65*

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Jim Cox, Jeff Reed, Alistair Boulton, Honor de Pencier, James Graham, William Greaves, Columbia Marketing Ltd., Bekin Business S.A., Wolfram Boehm, Heinz Hoefliger, Sthakwy Fishing Company Ltd., Lila Jung, 608314 BC Ltd., Kelly Selkirk, Mike Hope Brent Peters, Paul Currie, Barbara McKnight, Stanley Steed, Edward Morris, Jamie Robertson, Randall West, John Ross, Chartwell Investment Services, Shalimar Business Services, Erich Hofer, Stu Ostlund, Bill Whitehead, Monty Sutton, Doug Johnson and Bob Tassone.

10.66*

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Barbara McKnight, Chris Thomas, Renee Patterson and Don Donis.

31*	Section 302 Certification of Randy Buchamer, dated November 12, 2004
35
32*	Section 906 Certification of Randy Buchamer, dated November 12, 2004

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

(16) Previously submitted with our Form 10-QSB, as filed on August 13, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Dated: November 12, 2004