Form 10KSB
period 2004-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2005-03-31
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from [ ] to [ ]

Commission file number 000-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0777819 (I.R.S. Employer Identification No.)

100 - 4190 Lougheed Highway Burnaby, British Columbia, Canada (Address of principal executive offices)	V5C 6A8 (Zip Code)

Issuer’s telephone number  (604) 482-0000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, an no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ ]

2

State issuer's revenues for its most recent fiscal year. $12,981

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12B-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

39,799,582 common shares @ $0.52(1) = $20,695,783
(1)     Average of bid and ask closing prices on March 1, 2005.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date.

41,928,491 common shares issued and outstanding as of March 1, 2005. As of March 1, 2005, there were 2,700,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [  ]; No [X]

VOICE MOBILITY INTERNATIONAL, INC.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

We were incorporated on October 2, 1997 in the State of Nevada, under the name “Equity Capital Group, Inc.”, and we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. in 1993. On June 24, 1999, we changed our name to “Voice Mobility International, Inc.” We have four wholly-owned subsidiaries: Voice Mobility Inc., which is a Canadian corporation incorporated on September 15, 1993; Voice Mobility (US) Inc., which is a Nevada corporation incorporated on April 6, 2000; Voice Mobility Canada Limited, which is a Canadian corporation incorporated on May 26, 1999; and VM Sub Limited, which is a Canadian corporation incorporated on May 26, 1999.

Unless otherwise indicated, all references to “we”, “us”, “our” and “Voice Mobility” means Voice Mobility International, Inc., its predecessor company, Voice Mobility Inc. and its other subsidiaries.

Our principal executive and head offices are located at 100 – 4190 Lougheed Highway, Burnaby, British Columbia, Canada. Sales and marketing operations are primarily based out of our head office. Research, development and technical support are based out of our office located at 1001 Wharf Street, 3rd floor, Victoria, British Columbia, Canada. We have a one-person research office in Nova Scotia, Canada.

History

Our subsidiary, Voice Mobility Inc. was incorporated in 1993 under the name “WGT Teleserve Inc.”, and was originally focused on providing enhanced telecommunications services such as voice mail, fax handling and Internet access to specific vertical markets. In the spring of 1997, we decided to shift focus and began developing a comprehensive enhanced messaging product. Early versions of our messaging products were subsequently released in 1998, 1999 and 2000.

In June 1999, the shareholders of Voice Mobility Inc. completed a reverse acquisition whereby Voice Mobility Inc. became a wholly owned subsidiary of our company. At that point we effectively commenced operations as a US company and our common stock was quoted on the OTC Bulletin Board under the symbol VMII. Between the period of June 1999 and December 2004, we raised approximately $20 million, mostly from private investors, to fund our development initiatives and operations.

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

Business Overview

We are engaged in the enhanced messaging area of the telecommunications market. We market and deploy next generation messaging solutions that provide enhanced messaging features and functionality while ensuring integration with or replacement of existing first generation voicemail messaging systems. Our enhanced messaging software suite:

– allows telecommunications companies to replace their aging legacy voicemail systems and incorporate incremental offerings such as real time call connect, voicemail to email, fax to email and unified mailbox services; or

– can serve as a first generation voice-mail and messaging system for telecommunications companies that do not have an existing voice-mail system, with the added capability of providing incremental offerings such as real time call connect, voicemail to email, fax to email and unified mailbox services.

Legacy voicemail systems are systems that use technology that is 10 to 15 years old. These legacy systems are incapable of being upgraded, or economically upgraded, to offer enhanced messaging services, like real time call connect, voicemail to email, fax to email services and unified mailbox services.

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on Intel-based commercial-off-the-shelf computer hardware in the service provider’s preferred configuration. We can provide our enhanced messaging software only, or we can provide a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

Our enhanced messaging software suite is designed to function on industry standard commercial-off-the-shelf computer hardware such as Intel processor-based computer servers. This allows our customers to utilize their computer hardware manufacturer of choice, obtain the latest technology and add complementary functionality quickly and cost effectively. Our enhanced messaging software suite also uses communication and digital-signal-processing boards from NMS Communications.

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

Our enhanced messaging software suite addresses all of these demands by:

– allowing users to access their voicemail messages, email messages and faxes at anytime, from any location, from a wide variety of devices;

– providing a speech interface which allows any speech recognition software to interface with our software application;

– allowing users to receive any type of communication regardless of its incoming format or medium (i.e. voicemails and faxes) into one unified mailbox with the ability to control, sort and prioritize all such messages;

–providing instant notification of all messages;

– allowing users to direct faxes to any fax machine; and

– providing users a single unified phone number which allows subscribers to merge all their wired and wireless communication devices, including cellular telephone, pager, fax, home and office numbers under that one number.

Our product offering is an enhanced messaging software solution through which telecommunications companies:

–can increase their revenues by increasing the services they can offer to their subscribers;

– can offer modern and technologically advanced messaging services to ensure that there is no loss of customers to competitors offering these enhanced services;

– can reduce their costs by replacing their old legacy voicemail systems and eliminating the additional costs of maintaining their existing voice mail systems; and

– can transition their customers from their old legacy voicemail systems to a new voicemail system with no disruption in service.

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

Components of Our Enhanced Messaging Product Offering

Our enhanced messaging software suite includes the following core service features:

–legacy voicemail replacement;

– one number;

–voicemail to email;

– fax to email;

–a single unified mailbox;

–find-me and follow-me / real time call connect;

– call announce and call screening;

–message notification; and

–speech recognition integration.

Our legacy voicemail replacement feature allows a telecommunication company to replace existing voicemail systems currently being used by telecommunications companies. The first stage involves installing our enhanced messaging software and migrating any existing voicemail subscribers to our messaging system. Our messaging software has been designed to allow telecommunication companies to transition their subscribers between the telecommunication company’s old system and the new system. We also have the ability to interface with existing “legacy” voice-mail systems, allowing for the transfer of messages between systems. Finally, we emulate legacy voicemail telephone systems, both in terms of interfaces and features. Once the legacy voicemail subscribers are transitioned to the new messaging system, the telecommunications company has the option of adding and selling one or more of the enhanced messaging features described below.

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

Our voicemail to email feature allows subscribers to receive voicemail messages through the subscriber’s one number and have them delivered to one or more email mailboxes. This service gives the subscriber the ability to choose the method of retrieving voicemail messages, through email, email enabled wireless devices or more traditional retrieval methods (like over the telephone). Our software is also capable of providing voicemail notifications via pagers, short message service (SMS) devices or other wireless devices.

Our fax to email feature allows subscribers to receive faxes through the subscriber’s one number and have them delivered to one or more email mailboxes. The subscriber then has the power to determine if and where the fax is printed. Our fax-to-email service converts faxes to email attachments, and allows subscribers to view them on-screen, print, save, or forward them. This functionality essentially eliminates the need for fax machines and/or dedicated fax lines, and it also minimizes the privacy concerns with respect to communal fax machines. Our software is also capable of providing fax mail notifications via pagers, short messaging service devices or other wireless devices.

Our single unified mailbox feature allows subscribers to retrieve, store and manage all of their messages. Our service is email neutral (meaning that it does not matter which email software a subscriber actually uses), so any email application on the market today can be configured as the subscriber’s unified mailbox. In addition, subscribers are not forced to change their e-mail addresses.

Our find-me and follow-me feature allows a subscriber to program our service to locate them at up to five different telephone numbers according to the subscriber’s personal preference. For example, they may divide their working time between the office and home. To be sure they do not miss any important calls, they could program the find-me and follow-me feature so that any incoming calls are directed first to their office, then to home and finally to their cell phone. The search numbers can be arranged in any desired order and can be changed as circumstances change.

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

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on Intel-based commercial-off-the-shelf computer hardware in the service provider’s preferred configuration. We can provide our enhanced messaging software only, or, we, with our partner, can provide a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

For the year ended December 31, 2004, sales consisted of technical training and support services. For the year ended December 31, 2003, sales consisted of the recognition of deferred revenue from the prior year.

Pricing of Our Enhanced Messaging Software

We have customized pricing structures in place for strategic partners, system integrators and original equipment manufacturer (OEM) distributors that resell our enhanced messaging software to the telecommunication companies.

Target Market for Our Enhanced Messaging Software

Currently we are focussing on one primary adopter of our enhanced messaging software: telecommunication companies.

Telecommunication companies represent our target customer opportunity. “Tier I” telecommunication companies, defined to include providers of messaging services to 100,000 – 35,000,000 end users, in particular tend to have large existing installed bases of voicemail users. The customer base of many of these telecommunication companies using legacy voicemail systems continues to grow at a rate of between 10% and 30% per year as a result of the growth in the use of wireless telecommunication devices. Currently, the Tier I telecommunication companies are looking for methods to limit spending in legacy voicemail systems and methods to cost effectively implement enhanced messaging technology.

We believe that Tier I telecommunication companies will no longer be willing to invest in legacy systems which cannot be upgraded to offer enhanced messaging services and will therefore be required to replace such legacy systems. We also believe that their decision will be driven by the demand from current and potential subscribers that they offer and implement enhanced messaging technology services. We anticipate that some of these telecommunication companies will install our enhanced messaging software and migrate their current voicemail customers over to our enhanced messaging software without interruption in service. We then expect that these telecommunication companies would begin to incrementally market the value-added service available as part of our enhanced messaging software, such as our real time call connect, voicemail to email, fax to email and unified mailbox service offerings. To support our customers, we have developed significant research that identifies end users’ perceptions of enhanced messaging features, their pricing tolerances and willingness to purchase such additional enhanced messaging features. With our research, we can assist these telecommunication companies in effectively marketing our enhanced messaging services to their current and potential customer base.

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

Marketing and Distribution Methods

The complexity of the current voicemail systems used by telecommunication companies requires not only a sound understanding of the systems capabilities but a thorough understanding of where and how these systems can interconnect with other systems. There are very few companies that have earned the trust of the largest telecommunication companies to deal directly with the systems and technologies that are fundamental to the basic business of a telecommunication company. These companies include large switch manufacturers and large system integrators and consultants. We recognize this reality and understand that these relationships have been forged over an extended period of time. As a result of these established relationships, we anticipate that telecommunication companies will purchase their technology directly from these “trusted” companies. We are therefore dedicated to building strategic relationships with these companies or system integrators. We anticipate that telecommunication companies will purchase our enhanced messaging software directly from these companies or system integrators. The company or system integrator will assist in installation, maintenance and support of our enhanced messaging software. We will play a supporting role to these companies, system integrators and original equipment manufacturer distributors. We intend to limit the number of relationships we enter into with such companies and systems integrators, distribution partners and original equipment manufacturer distributors. The key in this area of the business is the quality of the partner, not the quantity.

In June of 2004, we signed a comprehensive agreement with Avaya Inc. This agreement granted Avaya global exclusivity to our core messaging technology. This agreement covers a three-year term and defines specific performance based milestones. At the end of each year the exclusivity will either be extended or terminated based upon the achievement of the milestones.

Overall the relationship is progressing extremely well. Both companies have invested in ongoing development of the product and the combined marketing and sales team are exposing the product to key customers to create interest and awareness.

Avaya has unparalleled brand name in the carrier and enterprise marketplace. We are working together with Avaya to leverage that brand name to create interest and excitement about the offering in the service provider market. With many division and several thousand sales people and distribution partners, the greatest challenge lies in exposing our product offering to all potentially interested parties both inside of Avaya and its potential customers. In addition, a very unique utility-based business model has been introduced to the market that has received a great deal of attention and interest.

While there is resolute focus on helping Avaya get to market with the offering not only in the United States but also all over the world, we recognize that a broader group of channel partners may be required in order for maximum market penetration to be achieved.

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

There are some target markets where our company has no specific representation through strategic partners, system integrators and original equipment manufacturer distributors. In these markets, we intend selling directly to the customer.

Key Strategic Partners

Avaya: Avaya is a global communication systems, applications services company that generated $5 billion in revenue last year. Avaya offers complete network management for enterprise customers. Avaya provides services to 90% of the FORTUNE 500 companies and to the US government. Avaya is a system integration partner and an original equipment manufacturer distributor of our enhanced messaging product. Avaya’s service provider Managed Services Division will also provide a hosted turnkey solution to the market.

NMS Communications: NMS provides to us communication boards, software interfaces for their hardware solutions, and access to a broad range of resources for sales, marketing and development.

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

Service providers now have the ability to operate our software on Intel processor based hardware made and distributed by commercial-off-the-shelf computer hardware vendors such as IBM, DELL, HP and others. This provides our strategic partners and system integrators (many have strategic relationships with certain computer hardware vendors) and telecommunication companies with comfort that they can choose their preferred computer hardware on which to operate our enhanced messaging software.

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

We are targeting both incumbent and emerging telecommunications companies. We intend on forming relationships with original equipment manufacturers and systems integration partners in these international markets as a means to further expand and facilitate market penetration and the acquisition of market share. Key attributes of our enhanced messaging software that facilitate this expansion are the user-friendly interfaces, our multi-language support, and our broad support for many variants of telephony connectivity.

In 2004, we experienced interest from our international markets. As we continue to offer telecommunication companies seeking to cost-effectively replace legacy messaging systems with the opportunity to enhance and expand existing systems with the deployment of our enhanced messaging system, and by delivering an enhanced messaging system to companies initiating their first deployment of messaging services, we believe our presence in, and revenues from, non-North American markets will expand in the coming years.

See Note 4 to our consolidated financial statements for financial information by geographic area.

Competition

Well-established suppliers such as Lucent and Comverse currently dominate the Tier I telecommunication company messaging market. These competitors have provided voice mail services to both wired and wireless telecommunication companies since the early 1980‘s. In evaluating the competitive landscape, we believe our closest competitors are companies offering voicemail and enhanced messaging systems built to satisfy the high capacity and high resiliency needs of the telecommunications company environment. Lucent and Comverse are also developing legacy voicemail replacement products. In this segment, we have identified three primary competitors: Lucent, Comverse and IP Unity.

– Lucent is a well-entrenched supplier of voicemail systems to the Tier I telecommunications company market. Existing products include the Lucent Sierra and the Lucent IMA-CA. These products currently service 50% of the North American voicemail market. Its replacement product is the Lucent Anypath, a product built for the evolution from voicemail to unified messaging. Lucent is a large company headquartered in Murray Hills, New Jersey with 33,000 employees. The company has a portfolio stretching from switching, data networking, optical equipment and software, next-generation third generation (3G) mobility solutions, a network services organization – designing, engineering, installing, managing, monitoring and repairing some of the most sophisticated networks in the world, and the world-renowned Bell Labs.

– Comverse Technologies Inc. is a supplier of software and systems enabling enhanced communications services for telecommunication companies. Comverse is based in the United States with research and development facilities in Israel. Its customer base includes wireless and wired telecommunications companies worldwide. The company employs over 5000 employees, including 2000 dedicated to research and development. In 2001, the company announced unified messaging deals with several wireless service providers such as AT&T Wireless (US), T-Mobile (Germany), and Vodaphone (Portugal).

– IP Unity is a relatively new player to the unified messaging market. They offer a solution targeted at the internet providers / broadband providers in the market. Their strength lies in their ability to integrate and interface with voice-over IP networks. IP Unity is a private company and does not report its financials or company details.

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

Our success depends in large part upon the rate at which Tier I telecommunication companies incorporate our products into their systems. If we are not successful in having our products used by the leading Tier I telecommunication companies, there will be a material adverse effect on our business, financial condition and results of operations.

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

Competitive Advantages

We compete on the basis of price and product completeness/performance. We believe we have a number of competitive advantages over our competitors as follows:

- our business and pricing models are designed to set a new expectation in the market for price and flexibility;

– our enhanced messaging software provides the same features and functionality as current voicemail solutions but offers additional value-added messaging features;

– our system provides a lower cost of ownership to the telecommunication companies as they no longer have to make a substantial investment in maintaining, upgrading or replacing their legacy voicemail systems;

– we have developed a series of migration options designed to migrate large blocks of mailboxes from legacy voicemail systems while ensuring that our software can also emulate features and interfaces of the legacy voicemail systems; and

– our enhanced messaging software platform is designed to accommodate and support more users while also satisfying the stringent availability requirements of the telecommunication companies.

Our enhanced messaging software provides all of the following features:

–legacy voicemail replacement;

– one number;

–voicemail to email;

– fax to email;

–a single unified mailbox;

–find-me and follow-me / real-time call connect;

– call announcement and call screening;

–message notification;

–speech recognition integration.

We are not aware of any competitor that has developed a messaging solution that provides all of these features, that incorporates the ability to emulate existing voicemail technology, provides advanced unified communications features and capabilities and provides migration options from legacy voicemail systems at a lower total cost of ownership.

Industry Description

The telecommunication industry is slowly realizing that it is currently utilizing aging technology to provide voice-messaging services. This technology dates back to older voicemail systems developed in the 1980s and is in need of replacement. We believe that the telecommunications companies realize that these older systems require replacement and are currently looking for next generation messaging platforms and solutions that will allow them to bring to market new product offerings that are being demanded by the marketplace. In particular, Tier 1 telecommunications companies, incumbent telephone companies, are moving towards decisions regarding replacement of legacy voice mail systems. Part of the reason for this is the current and expected demands of businesses and individuals to better manage their various communications devices. Market drivers include subscriber demand for new services, telecommunications companies demand for lower priced technology and manufacturer discontinuances of existing voice messaging technology.

Currently, the market is being serviced by legacy voicemail systems, and with a small number of carriers offering enhanced messaging features and functionality. These telecommunications companies who are offering these features are having limited success in deployment and penetration. There are very few telecommunications companies offering new features to date despite all such companies expressing interest in offering such enhanced features. The largest barrier is the migration of voicemail subscribers from the aging legacy voicemail technology to new enhanced messaging technology. Being able to complete this migration in a cost effective and non-disruptive manner to existing customers is of top priority for the entire telecommunications industry.

Operating telecommunications companies are extremely protective of current revenue streams. They are also reluctant to move to newer technology until the value of doing so can be proven. While newer technologies have proven to be less costly from an operations perspective the inertia of these legacy voicemail systems will not fully be overcome until:

–it is abundantly clear that new features have considerable end user demand;

– it has been proven that the new features can command an attractive price point;

– vendors can demonstrate that they can build platforms which allow access to new revenue without disrupting current revenue; and

– it is clear that IP based initiatives such as VoIP (voice over internet protocal) will require equipment changes.

All of these prerequisites are in place now in many telecommunications companies to a lesser or greater degree. The overall expenditures for voice messaging systems in the next several years are expected to increase. This expected increase in spending is partly due to the lack of investment over the last several years and partly due to the fact that many telecommunications companies are evolving their networks to VoIP (voice over internet protocal) and other relevant next generation technology infrastructure.

Significant Customers

In order to broaden and diversify our potential customer base, we have been seeking out strategic partners to assist with the sales and marketing of our products. We have been in contact with several potential strategic partners and have entered into a system integration agreement, and an OEM (original equipment manufacturer) sales agreement with Avaya Inc.

Research and Development

Our research and development team is primarily located in our facility located in Victoria, British Columbia, Canada. The research and development team also has a research analyst located in an office at the TARA (Telecom Applications Research Alliance) facility in Halifax, Nova Scotia, Canada. Our research and development team designs, develops, tests, documents, and localizes our enhanced messaging product. The research and development team’s feature and release direction is governed by all strategic product stakeholders. Each feature is detailed in written business requirements created by our business requirements team. A change control board also directs the lower level problems and enhancements for all other development work.  Releases are coordinated with our marketing, sales, and system integration/partner support departments to ensure timely delivery of the grouped features to our partners, clients, and ultimately our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release’s system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. Research and development expenses for the years ended December 31, 2004 and 2003 were $760,810 and $725,456 respectively.

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

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees may and have left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of March 1, 2005, we employed 18 people, 3 of who are engaged in marketing and sales, 11 in research, development and support, and 4 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $8.2 and $8.8 million to carry out our business plan in the next twelve months, and we will need to raise additional funds to:

–support our planned rapid growth and carry out our business plan,

– develop new or enhanced services and technologies,

–increase our marketing efforts,

–acquire complementary businesses or technologies,

–respond to regulatory requirements, and

–respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

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

Since inception through December 31, 2004, we have incurred aggregate net losses of approximately $40.2 million. Our loss from operations for the fiscal year ended December 31, 2004 was $4.2 million. We also incurred a loss from operations for each of the years ended December 31, 2003, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will earn revenues, we expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm’s report on the December 31, 2004 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

If we elect to pay fees to Innovatia in common stock then our shareholders will be subject to further, and maybe significant, dilution.

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,344,576 (CDN$2,818,180) of principal and accrued interest is outstanding at December 31, 2004. The promissory note is repayable each quarter at the lesser of $188,584 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2004, the current portion due on the promissory note is $383,237 (CDN$460,651) and as of January 1, 2005, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2004, the non-current portion of the promissory note eligible for prepayment is $1,961,339 (CDN$2,357,529) and if we elected to prepay this amount with the issuance of common shares then as at January 1, 2005, this would result in the issuance of 2,741,313 common shares. As at January 1, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,036,602 shares of common stock.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar software independently, we would not be able to compete as effectively. The measures we take to protect our proprietary technology and other intellectual property rights are currently based upon a combination of copyright, trade secret and trademark laws, but may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our websites or other of our technologies.

We hold no patents on our proprietary technology and may not be able to protect our proprietary technology.

We do not have and do not intend to apply for patents on our software products. We currently rely on copyright, trade secrets and trademark laws to protect our proprietary intellectual property. Management believes that the patent application process in many countries in which we intend to sell products would be time-consuming and expensive and any patent protection might be out of date by the time the patent were to be granted.

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

Substantially all of our assets, a majority of our directors and all of our officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and all of our officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

A continued slowdown in capital spending by telecommunication service providers may affect our future revenues more than we currently expect. Moreover, the significant slowdown in capital spending by telecommunication service providers has created uncertainty as to market demand for the type of products we produce. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many of our potential customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results are expected to continue to be affected by the continued reductions in capital spending on telecommunications infrastructure by our potential customers.

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

Our common stock currently trades on a limited basis on the OTC Bulletin Board and the Toronto Stock Exchange. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telecommunication companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2.	Description of Property.

Our principal executive offices are located at 100 – 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8. We lease the office facility, which is approximately 2,000 square feet in size, at a basic rate of $21,166 (CDN$25,441) per year plus expenses. This lease expires on March 31, 2005 and we expect to continue to lease these premises on a month to month basis thereafter.

We also lease an engineering facility located at 3rd floor – 1001 Wharf Street, Victoria, British Columbia, Canada, V8W 1T6. The space is 4,050 square feet in size, and is leased at a basic rate of $39,591 (CDN$47,588) per year plus expenses. This lease expires on December 31, 2008.

We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2005. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Item 3.	Legal Proceedings.

To our knowledge, we are not a party to any other litigation as at March 1, 2005. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock was listed and commenced trading on the OTC Bulletin Board on June 30, 1999 under the symbol “VMII” and on the Toronto Stock Exchange on July 16, 2001 under the symbol “VMY”. Since June 30, 1999, trading in our common stock has been limited and sporadic. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board and the Toronto Stock Exchange:

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (CDN$)	Low (CDN$)
December 31, 2004	$0.76	$0.50	December 31, 2004	$0.92	$0.62
September 30, 2004	$0.80	$0.50	September 30, 2004	$0.96	$0.67
June 30, 2004	$0.95	$0.52	June 30, 2004	$1.23	$0.75
March 31, 2004	$1.32	$0.65	March 31, 2004	$1.65	$0.85
December 31, 2003	$0.90	$0.23	December 31, 2003	$1.20	$0.33
September 30, 2003	$0.31	$0.16	September 30, 2003	$0.40	$0.21
June 30, 2003	$0.27	$0.14	June 30, 2003	$0.39	$0.20
March 31, 2003	$0.29	$0.20	March 31, 2003	$0.45	$0.29

(1)	These prices were taken from Bloomberg L.P. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

(2)	These prices were taken from Bloomberg L.P.

Our common shares are issued in registered form. Computershare Trust Company of Canada, 401 – 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3B9 (telephone: (604) 661-0271; facsimile (604) 685-3694) is the registrar and transfer agent for our common shares.

On March 1, 2005, the shareholders’ list for our common stock showed 129 registered stockholders and 41,928,491 shares issued and outstanding. The closing sale price for our common stock on March 1, 2005, as reported on the OTC Bulletin Board, was $0.52. On March 1, 2005, there were 2,700,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding. These exchangeable shares are exchangeable, at no additional consideration, into shares of our common stock at any time.

Dividend Policy

During the years ended December 31, 2004 and 2003, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

The following sets forth certain information concerning securities which were sold or issued by us during the quarter ended December 31, 2004 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On October 20, 2004, in connection with the exercise of options, we issued an aggregate of 72,000 shares of our common stock for gross proceeds of $9,202 (CDN$11,520) to one non-U.S. person in an offshore transaction relying on Section 3(a)(9), Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 16, 2004, in connection with the exercise of options, we issued an aggregate of 50,000 shares of our common stock for gross proceeds of $6,678 (CDN$8,000) to one non-U.S. person in an offshore transaction relying on Section 3(a)(9), Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 22, 2004, in connection with the exercise of options, we issued an aggregate of 50,000 shares of our common stock for gross proceeds of $6,626 (CDN$8,000) to one non-U.S. person in an offshore transaction relying on Section 3(a)(9), Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 29, 2004, in connection with the exercise of options, we issued an aggregate of 100,000 shares of our common stock for gross proceeds of $12,890 (CDN$16,000) to one non-U.S. person in an offshore transaction relying on Section 3(a)(9), Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	5,671,354	$1.07	2,379,642
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,671,354	$1.07	2,379,642

(1)     The maximum number of options issuable under our stock option plan is 10,000,000, less 1,449,004 options that have been granted and exercised under the plan and less 500,000 options, which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2004.

Item 6.	Management’s Discussions and Analysis or Plan of Operation.

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

During the years ended December 31, 2004 and 2003, we implemented a series of restructuring plans in an effort to reduce our expenses and monthly burn rate. The restructuring plans consisted primarily of a reduction in employees in all areas of our operations, a reduction in our office space from 5,000 s.f. to 2,000 s.f. (saving rent of $2,000 (CDN$3,000) per month) by relocating our offices to our new premises in Burnaby, British Columbia, a reduction in the size of our office space in Victoria, British Columbia and by a significant reduction in the utilization of consultants.

During the year ended December 31, 2004, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. We reduced the number of employees by eight and we reduced expenses across the company after a comprehensive review of our expenditures. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the fiscal years ended December 31, 2004 and December 31, 2003

Sales

Sales for the fiscal year ended December 31, 2004 were $12,981 compared to sales of $57,967 for the fiscal year ended December 31, 2003, representing a 78% decrease. Sales for the fiscal year ended December 31, 2004 were from technical training and support services provided to Avaya. Sales for the fiscal year ended December 31, 2003 were from recognition of deferred revenue in relation to support services from prior periods. Sales to Avaya comprised 100% of the revenue for the fiscal year ended December 31, 2004. Sales to two customers comprised 74% of revenue for the fiscal year ended December 31, 2003. For the fiscal year ended December 31, 2004, we derived 100% of our sales from our Canadian operations (74% for the fiscal year ended December 31, 2003) and nil% from sales from our U.S. operations (26% for the fiscal year ended December 31, 2003).

During the fiscal year ended December 31, 2004, we generated sales through technical training and support services. We have shifted our sales approach from direct sales to sales through channel partners. During the fiscal year ended December 31, 2004, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any sales through channel partners to date.

Cost of sales

Cost of sales were $5,683 and $nil for the fiscal years ended December 31, 2004 and 2003 respectively. Cost of sales for the fiscal year ended December 31, 2004 was related to travel and accommodation expenses incurred while providing technical training and support services to Avaya. We did not incur any cost of sales for the fiscal year ended December 31, 2003 as all revenue earned in the year was recognized deferred revenue.

Operating Expenses

Total operating costs for the year ended December 31, 2004 were $3,539,439 compared to $2,898,909 for the previous year. The increase in total costs of $640,530, or 22%, was primarily attributable to the sales and marketing expense relating to the issuance of Class V Warrants to Avaya. We issued the warrants as part of an amended master license agreement executed in June 2004. As part of the agreement, we granted 6,000,000 Class V Warrant to Avaya of which 2,000,000 vested immediately. We recorded $1,169,591 in sales and marketing expenses for the fair value of the 2,000,000 exercisable Class V Warrants issued. This increase in sales and marketing expense was partially offset by the decrease in general and administrative expenses.

Sales & Marketing

Our sales and marketing costs consists primarily of Avaya business development services, personnel, advertising, promotions, public relations and business development. Total costs were $1,652,303 and $665,801 for the fiscal years ended December 31, 2004 and December 31, 2003 respectively representing an increase of 148% in sales and marketing costs.

The increase of $986,502 in sales and marketing expense between the fiscal years ended December 31, 2004 and 2003 is a result of a combination of an increase in sales and marketing related to the issuance of Class V Warrants to Avaya of $1,169,591 and the decrease in overall investor relations of $24,000, salaries of $122,000 and severance expense of $17,000.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $760,810 and $725,456 for the fiscal years ended December 31, 2004 and 2003 respectively, representing an increase of $35,354 or 5%. The increase of $35,354 is primarily a result of an increase in data and voice transmission and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,126,326 and $1,507,562 for the fiscal years ended December 31, 2004 and 2003 respectively, representing a decrease of $381,236 or 25% in our general and administrative costs. These costs reflect employee stock option compensation cost of $14,061 and $60,062 for the fiscal years ended December 31, 2004 and 2003 respectively.

The decrease of $335,235 (net of stock based compensation) is a result of a combination of a decrease in the amortization of property and equipment of approximately $551,062 due to the increase in fully amortized assets during the year and an increase in legal and professional fees due to a settlement agreement with a former employee whereby we paid $118,397 (CDN$150,000) in cash and issued 187,500 shares of our common stock valued at $112,500.

Interest Expense

Our interest expense was $706,176 and $629,043 for the fiscal years ended December 31, 2004 and 2003 respectively. The interest expense for the fiscal year ended December 31, 2004 includes the amortization of the debt discount on the Series C and D promissory notes of $166,077 (Cdn.$214,971), the embedded beneficial conversion feature of $32,000 related to the Series F convertible promissory note and the amortization of the 15% repayment premium of the Series D promissory note of $25,752 (Cdn.$33,333) issued in September 2003. The interest expense for the fiscal year ended December 31, 2003 includes the amortization of the 15% repayment premium of $242,230 (Cdn.$318,750) on the Series A and B promissory notes, which were issued between June 2002 and May 2003. The remaining interest expense for the fiscal years ended December 31, 2004 and 2003 consist of the stated interest rate on the principal amount of the then outstanding promissory notes.

Loss on Debt Restructuring

For the fiscal year ended December 31, 2003, we recorded a $241,636 loss on debt restructuring as described more fully in Note 6 to the audited consolidated financial statements.

Income Taxes

At December 31, 2004, we have $6,971,000 United States tax net operating losses that expire in the years 2019 through to 2023. As at December 31, 2004, we have Canadian tax net operating losses of approximately $20,450,000 that will expire in the years 2005 through 2011. Non-capital losses of our Canadian operating subsidiary Voice Mobility Inc., are restricted by Canadian Income Tax law and may not be available entirely for use in future years pursuant to Section 111(4) of the Canadian Income Tax Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2004 and 2003 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Net Loss

Our net loss was $4,235,958 and $3,711,616 for the fiscal years ended December 31, 2004 and 2003 respectively. The primary reason for the increase in net loss is due to the sales and marketing expense related to the issuance of Class V Warrants to Avaya. We recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V Warrants issued to Avaya. The increase in sales and marketing expense was partially offset by the decrease in general and administrative expenses.

Since inception through December 31, 2004, we have incurred aggregate net losses of $40.2 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

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

Liquidity and Capital Resources

As of December 31, 2004, we had $566,254 in cash and cash equivalents and a working capital deficiency of $5,631,974 and as of December 31, 2003, we had $85,636 in cash and cash equivalents and a working capital deficiency of $1,106,713.

Operating Activities

Our operating activities resulted in net cash outflows of $2.3 million and $2.1 million for the fiscal years ended December 31, 2004 and 2003 respectively. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $109,079 for the fiscal year ended December 31, 2004. We received proceeds of $8,963 from the sale of property and equipment and spent $118,042 on property and equipment purchased during the period. Investing activities resulted in net cash inflows of $8,292 for the year ended December 31, 2003. The investing activities in fiscal 2004 and 2003 were limited due to our cash conservation plans. At December 31, 2004, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $2.9 million for the fiscal year ended December 31, 2004 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series F and G promissory notes, and the exercise of certain outstanding share purchase warrants and options. Financing activities resulted in net cash inflows of $2.2 million for the fiscal year ended December 31, 2003 from the issuance of Series B, D and E promissory notes and the issuance of common shares and share purchase warrants in a private placement transaction in September 2003.

Debt Obligations

As at December 31, 2004, we have $7,749,431 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at December 31, 2004	Maturity Date

Series C promissory notes payable

Series D promissory notes payable

Series E promissory notes payable

Series F convertible promissory notes payable

Series G promissory notes payable

Innovatia Inc. promissory note payable	$3,882,338 452,254 594,174 129,890 346,199 2,344,576 $7,749,431	December 31, 2005 December 31, 2005 on demand on demand on demand as discussed below

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,344,576 (CDN$2,818,180) of principal and accrued interest is outstanding at December 31, 2004. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2004 was 4.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $188,584 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2004, the current portion due on the promissory note is $383,237 (CDN$460,651) and as of January 1, 2005, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares payable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2004, the non-current portion of the promissory note eligible for prepayment is $1,961,339 (CDN$2,357,529) and if we elected to prepay this amount with the issuance of common shares then as at January 1, 2005, this would result in the issuance of 2,741,313 common shares.

As at January 1, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,036,602 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

We believe Innovatia has not complied with the terms of its development and license agreements that gave rise to the promissory note debt obligation and as a result we have corresponded with Innovatia to resolve the matter.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2005. Management projects that we will require an additional $8.2 to $8.8 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months

Operating expenses
Sales and Marketing	$650,000 - $800,000
General and Administrative	$850,000 - $950,000
Research and Development	$850,000 - $950,000
Capital Expenditures	$50,000 - $100,000
Working capital	$400,000- $500,000
Debt
Payment of principal and interest on promissory notes (1)	$5,400,000 - $5,500,000

Total	$8,200,000 - $8,800,000

(1)	Included in this amount are the Series C, D, E, F and G promissory notes. We expect to renegotiate $4.3 million of Series C and D promissory notes to extend out the maturity date, however, at as the date of filing, no terms have been discussed. Included in the remaining amount are the Series E, F and G promissory notes which are due on demand, however, we believe that these amounts will remain outstanding into 2006.

We plan to raise the capital required to satisfy these immediate short-term needs and additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of our equity securities or debt.

Financing activities resulted in net cash inflows of $2.9 million for the fiscal year ended December 31, 2004 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series F and G promissory notes, and the exercise of certain outstanding share purchase warrants and options.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2005 generated through the replacement of legacy voicemail systems or new deployments by such providers.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our operating results and financial position.

Revenue Recognition

Revenues are derived from sales of software licenses, hardware and maintenance and training services. We sell software licenses with maintenance and training services, hardware on a stand-alone basis and bundled arrangements including software, hardware and maintenance and training services. We generally license our software to customers for an indefinite period of time.

We recognize revenue in accordance with Statement of Position SOP 97-2 “Software Revenue Recognition” and Staff Accounting Bulletin 104 “Revenue Recognition ”.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure – an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 14(d) to our audited consolidated financial statements for the year ended December 31, 2004. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt FAS 123R on January 1, 2006. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25‘s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our statement of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 14[d] to these consolidated financial statements.

Item 7.	Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-KSB

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

Voice Mobility International, Inc.
December 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s recurring net losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada, March 9, 2005	/s/ Ernst & Young LLP Chartered Accountants

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
[See Note 1 – Basis of Presentation]

As at December 31	(expressed in U.S. dollars)

	2004	2003
	$	$
ASSETS [notes 7, 8, 9, 10, and 11]
Current
Cash and cash equivalents	566,254	85,636
Other receivables	10,813	13,921
Note receivable [note 3]	--	190,406
Prepaid expenses	31,096	63,776
Total current assets	608,163	353,739

Deferred contract costs [note 12]	81,631	81,631
Deferred finance costs [note 8]	27,730	51,420
Property and equipment, net [note 5]	105,078	115,684
Total assets	822,602	602,474

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable [note 3]	159,968	269,071
Accrued liabilities [notes 12 and 16]	216,582	207,194
Employee related payables	63,369	67,227
Deferred revenue	12,126	7,351
Series C promissory notes payable [note 7]	3,882,338	17,936
Series D promissory notes payable [note 8]	452,254	1,860
Series E promissory notes payable [note 9]	594,174	534,510
Series F convertible promissory note payable [note 10]	129,890	--
Series G promissory notes payable [note 11]	346,199	--
Current portion of promissory note payable [note 12]	383,237	355,303
Total current liabilities	6,240,137	1,460,452

Deferred revenue [note 12]	322,927	299,389
Series C promissory notes payable [note 7]	--	3,467,563
Series D promissory notes payable [note 8]	--	363,972
Promissory note payable [note 12]	1,961,339	1,722,552
Total liabilities	8,524,403	7,313,928
Commitments [note 17]

Stockholders' deficiency [note 14]
Common stock, $0.001 par value, authorized 100,000,000
41,288,491 outstanding [2003 - 35,565,620]	41,288	35,566
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	33,880,606	30,061,022
Accumulated deficit	(40,247,098)	(36,011,140)
Other accumulated comprehensive loss	(1,376,598)	(796,903)
Total stockholders' deficiency	(7,701,801)	(6,711,454)
Total liabilities and stockholders' deficiency	822,602	602,474

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in U.S. dollars)

	2004	2003
	$	$

Sales [note 4]	12,981	57,967
Cost of sales	5,683	--
Gross profit	7,298	57,697

Operating expenses
Sales and marketing [note 14[e]]	1,652,303	665,801
Research and development	760,810	725,456
General and administrative [note 14[d]]	1,126,326	1,507,652
	3,539,439	2,898,909
Loss from operations	3,532,141	2,840,942
Interest income	(2,359)	(5)
Interest expense	706,176	629,043
Loss on debt restructuring [note 6]	--	241,636
Net loss	4,235,958	3,711,616

Basic and diluted loss per share [note 13]	(0.10)	(0.06)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Year ended December 31	(expressed in U.S. dollars)

									Other
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional		Accumulated
	Number		Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Total
	#	$	$	$	$	$	$	$	$	$

Balance, December 31, 2002	31,536,948	31,537	1	1	585,698	586	31,847,387	(33,619,962)	(57,712)	(1,798,163)
Common stock and warrants issued on restructuring of debt and preferred stock	864,702	865	--	--	--	--	805,939	--	--	806,804
Exchange of Series B convertible preferred stock	--	--	--	--	(585,698)	(586)	(3,097,955)	--	--	(3,098,541)
Retained earning adjustment on the exchange of the Series B convertible preferred stock	--	--	--	--	--	--	--	1,320,438	--	1,320,438
Warrants issued pursuant to Series D promissory notes	--	--	--	--	--	--	85,932	--	--	85,932
Common stock issued pursuant to private placement, net of share issue costs of $3,110	1,176,470	1,176	--	--	--	--	361,645	--	--	362,821
Common stock issued on exchange of exchangeable shares	1,987,500	1,988	--	--	--	--	(1,988)	--	--	--
Stock based compensation	--	--	--	--	--	--	60,062	--	--	60,062
Components of comprehensive loss:
Net loss	--	--	--	--	--	--	--	(3,711,616)	--	(3,711,616)
Foreign currency translation loss	--	--	--	--	--	--	--	--	(739,191)	(739,191)

Total comprehensive loss	--	--	--	--	--	--	--	--	--	(4,450,807)

Balance, December 31, 2003	35,565,620	35,566	1	1	--	--	30,061,022	(36,011,140)	(796,903)	(6,711,454)
Common stock issued pursuant to private placements, net of share issue costs of $32,001	3,546,489	3,546	--	--	--	--	1,982,923	--	--	1,986,469
Common stock issued pursuant to exercise of stock options	494,549	494	--	--	--	--	82,115	--	--	82,609
Common stock issued pursuant to exercise of common stock warrants	1,344,333	1,344	--	--	--	--	404,732	--	--	406,076
Common stock issued pursuant to settlement of accounts payable	40,000	40	--	--	--	--	21,960	--	--	22,000
Common stock issued pursuant to legal settlement agreement	187,500	188	--	--	--	--	112,312	--	--	112,500
Warrants issued pursuant to license and and services agreement with Avaya	--	--	--	--	--	--	1,169,591	--	--	1,169,591
Beneficial conversion feature pursuant to Series F convertible promissory note payable	--	--	--	--	--	--	32,000	--	--	32,000
Common stock issued on exchange of exchangeable shares	110,000	110	--	--	--	--	(110)	--	--	--
Stock based compensation	--	--	--	--	--	--	14,061	--	--	14,061
Components of comprehensive loss:
Net loss	--	--	--	--	--	--	--	(4,235,958)	--	(4,235,958)
Foreign currency translation loss	--	--	--	--	--	--	--	--	(579,695)	(579,695)

Total comprehensive loss	--	--	--	--	--	--	--	--	--	(4,815,653)

Balance, December 31, 2004	41,288,491	41,288	1	1	--	--	33,880,606	(40,247,098	(1,376,598)	(7,701,801)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in U.S. dollars)

	2004	2003
	$	$

OPERATING ACTIVITIES
Net loss	(4,235,958)	(3,711,616)
Non-cash items included in net loss
Amortization of property and equipment	120,546	671,608
Amortization of deferred finance costs	25,752	297916
Accretion of unamortized debt discount	166,077	44,422
Beneficial conversion feature on convertible note	32,000	--
Non-cash sales and marketing expense	1,169,591	--
Stock based compensation	14,061	60,062
(Gain) loss on disposal of property and equipment	(5,977)	24,322
Loss on debt restructuring	--	241,636
Common stock issued on legal settlement agreement	112,500	--
	(2,601,408)	(2,371,650)
Net change in operating assets and liabilities [note 19]	272,962	261,035
Cash used in operating activities	(2,328,446)	(2,110,615)

INVESTING ACTIVITIES
Purchase of property and equipment	(118,042)	(5,998)
Proceeds on sale of property and equipment	8,963	14,290
Cash provided by (used in) investing activities	(109,079)	8,292

FINANCING ACTIVITIES
Proceeds from Series B promissory notes payable	--	1,032,229
Proceeds from Series D promissory notes payable	--	366,838
Proceeds from Series E promissory notes payable	--	457,754
Proceeds from Series F convertible promissory note payable	112,517	--
Proceeds from Series G promissory notes payable	303,882	--
Proceeds from issuance of common stock	1,986,469	362,821
Proceeds on exercise of stock options	82,609	--
Proceeds on exercise of common stock warrants	406,076	--
Cash provided by financing activities	2,891,553	2,219,642

Effect of change in foreign exchange rate on cash and cash equivalents	26,590	(129,679)

Increase (decrease) in cash and cash equivalents	480,618	(12,360)
Cash and cash equivalents, beginning of year	85,636	97,996
Cash and cash equivalents, end of year	566,254	85,636

See accompanying notes

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

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

Basis of presentation

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $4,235,958 for the year ended December 31, 2004 [2003 – $3,711,616] and has a working capital deficiency of $5,631,974 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2004, the Company received net proceeds of $2.9 million in connection with the issuance of debt and equity, and the exercise of outstanding options and warrants. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont’d.)

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

The Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) and Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).

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

For software arrangements involving multiple elements, the Company allocates revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately. The Company’s product and services are generally sold as part of a contract involving software, hardware, maintenance and training. Vendor specific objective evidence is used to determine the relative fair values of these various elements in each of the contracts.

Revenue for hardware sold separately is recognized under SAB 104. Hardware revenue, net of trade discounts is recognized upon shipment or when all elements essential to functionality are complete and when all significant contractual obligations have been satisfied and collection is reasonably assured. When contracts contain specific contingencies, the Company defers revenue recognition until such time as the contingencies are resolved.

Revenues from maintenance are recognized ratably over the term of the arrangement, generally one year, and revenues from training are generally recognized as the services are performed.

Foreign currency

These consolidated financial statements have been presented in United States dollars. The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Accordingly, all assets and liabilities of the Canadian subsidiary which are denominated in Canadian dollars are translated at the year-end exchange rate and revenues and expenses are translated using a weighted average exchange rate for the applicable period. Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive loss.

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Financial instruments

The Company’s financial instruments consists of cash and cash equivalents, other receivables, note receivable, accounts payable, employee related payables, and promissory notes payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short term deposits with original maturities of ninety days or less and are recorded at amortized cost.

Property and equipment

Property and equipment are carried at cost. Amortization is provided using the straight-line method over the assets estimated useful lives as follows:

Computer equipment	3 years
Computer software	2 years
Office equipment and furniture	5 years
Leasehold improvements	Term of the lease

Software development costs

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized and amortized on a product-by-product basis.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”). The pro-forma disclosure of stock based compensation is included in Note 14[d].

Under APB 25, compensation expense for employees is based on the excess of the fair value of the Company’s stock over the exercise price if any, on the date of the grant. The Company accounts for stock issued to non-employees at fair value in accordance with FAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Loss per share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common stock and exchangeable shares outstanding for the period. Diluted loss per share reflects the dilutive potential of outstanding securities using the treasury stock method.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Other accumulated comprehensive loss consists only of accumulated foreign currency translation adjustments for all years presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25‘s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of earnings, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 14[d] to these consolidated financial statements.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

3. NOTE RECEIVABLE

On November 11, 2004, in exchange for the assignment of a note receivable from the former shareholder of the predecessor corporation, Equity Capital Group, Inc and the securities pledged, a shareholder of the Company reduced the principal amount of their Series C Promissory Note held by $153,206 (Cdn$185,000) and offset an accounts payable owing from the Company to the shareholder of $37,200.

4. SEGMENTED INFORMATION

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Other	Total

2004	--	12,981	--	12,981
2003	22,381	20,586	15,000	57,967

Sales from technical training and support services to one customer comprised 100% of revenues in 2004. Sales from the recognition of deferred revenue from three customers comprised 39%, 36% and 25% of revenues in 2003 respectively.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

5. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

2004
Computer equipment	2,290,325	2,273,459	16,866
Computer software	547,130	493,066	54,064
Office equipment and furniture	173,919	156,370	17,549
Leasehold improvements	28,612	12,013	16,599
	3,039,986	2,934,908	105,078

2003
Computer equipment	2,754,581	2,692,691	61,890
Computer software	696,218	694,908	1,310
Office equipment and furniture	197,440	159,062	38,378
Leasehold improvements	142,854	128,748	14,106
	3,791,093	3,675,409	115,684

6. RESTRUCTURING OF DEBT AND PREFERRED STOCK

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred stock were settled in full in exchange for the issuance of new debt, common stock and share purchase warrants. The exchange of old debt for new debt, common stock and share purchase warrants was accounted for in accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. The exchange of convertible preferred stock for new debt and share purchase warrants was accounted for in accordance with Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

Exchange of Series A and B Promissory Notes

The existing principal amounts of the Series A promissory notes (Cdn$650,000) and Series B promissory notes (Cdn$1,800,000) were exchanged for the same $1,814,949 (Cdn$2,450,000) principal amount of Series C promissory notes. The Series C promissory notes continue to bear interest at 8% per annum payable quarterly, however, the maturity date was extended to December 31, 2005 (refer to Note 7).

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

6. RESTRUCTURING OF DEBT AND PREFERRED STOCK (cont’d.)

As part of the troubled debt restructuring, the Company issued 864,702 common stock and 1,633,332 Class T share purchase warrants in partial settlement of $272,242 (Cdn$367,500) representing the 15% repayment premium accrued for the Series A promissory notes and Series B promissory notes. The fair market value of the common stock, based on quoted market price, was $211,387 (Cdn$285,352) and the estimated fair value of the share purchase warrants, using the Black-Scholes option pricing model, was $302,491 (Cdn$408,333). Accordingly, a loss of $241,636 was recorded in the statement of operations for the year ended December 31, 2003. No other gain or loss was recognized on the restructuring of the promissory notes.

The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.35 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

Exchange of Series B Convertible Preferred Stock

The Company issued Series C promissory notes with a principal amount of $1,757,093 (Cdn$2,372,526) and 1,581,684 Class T share purchase warrants in exchange for the settlement of 585,698 Series B convertible preferred stock with a stated amount of $1,757,093 (Cdn$2,372,526) and a previously recorded beneficial conversion feature of $1,341,448.

The Series C promissory notes bear interest at 8% per annum payable quarterly and mature on December 31, 2005 (refer to Note 7). The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.35 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

The fair value of the Series C promissory notes on the date of issuance was estimated at $1,485,177 (Cdn$2,004,841) based on a 15% market interest rate which management has determined to reflect the Company’s cost of borrowing. The fair value of the Class T share purchase warrants was estimated at $292,926 using the Black-Scholes option-pricing model. The $1,320,438 net difference between the $3,098,541 combined carrying value of the convertible preferred stock and previously recorded beneficial conversion feature and the $1,778,103 combined fair value of the Series C promissory notes and Class T share purchase warrants issued was recorded as a reduction to the accumulated deficit and a reduction to the net loss attributable to common stockholders for purposes of the calculation of basic and diluted loss per share.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

7. SERIES C PROMISSORY NOTES PAYABLE

	2004		2003
	US$	Cdn$	US$	Cdn$

Principal	3,858,175	4,637,526	3,719,650	4,822,526
Unamortized debt discount	(135,953)	(163,416)	(252,087)	(326,831)
	3,722,222	4,474,110	3,467,563	4,495,695
Accrued interest	160,116	192,459	17,936	23,254
	3,882,338	4,666,569	3,485,499	4,518,949

The Series C promissory notes were issued on September 9, 2003 as part of the restructuring of debt and preferred shares described in Note 6.

The Series C promissory notes bear interest at the rate of 8% per annum payable quarterly and mature on December 31, 2005. The Company has agreed to repay the Series C promissory notes at a rate equal to 10% of gross sales as and when generated and as reported on the Company’s quarterly and annual financial statements.

The Series C promissory notes were recorded at a discount of $305,894 (Cdn$367,685), to reflect the fair value based on a 15% market interest rate. The discount is subject to accretion over the 27-month term to maturity of the promissory notes and recorded as interest expense.

Repayment of the Series C promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

8. SERIES D PROMISSORY NOTES PAYABLE

	2004		2003
	US$	Cdn$	US$	Cdn$

Principal	415,973	500,000	385,654	500,000
Repayment premium	62,396	75,000	57,848	75,000
Unamortized debt discount	(42,891)	(51,555)	(79,530)	(103,111)
	435,478	523,445	363,972	471,889
Accrued interest	16,776	20,165	1,860	2,411
	452,254	543,610	365,832	474,300

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

8. SERIES D PROMISSORY NOTES PAYABLE (cont’d.)

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D promissory notes and 574,999 Class R share purchase warrants to four shareholders, one of whom is also a director of the Company. The notes bear interest at a rate of 8% per annum payable quarterly and mature on December 31, 2005. The warrants are exercisable for a period of five years at an exercise price of $0.35 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $62,396 (Cdn$75,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the 27-month term to maturity. The gross proceeds have been allocated to the promissory notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the promissory notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants is subject to accretion over the 27-month term to maturity of the promissory notes and recorded as interest expense.

Repayment of the Series D promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

9. SERIES E PROMISSORY NOTES PAYABLE

	2004		2003
	US$	Cdn$	US$	Cdn$

Principal	499,168	600,000	462,784	600,000
Repayment premium	74,875	90,000	69,418	90,000
	574,043	690,000	532,202	690,000
Accrued interest	20,131	24,197	2,308	2,992
	594,174	714,197	534,510	692,992

During the months of November and December 2003, the Company issued an aggregate of $457,754 (Cdn$600,000) Series E promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum payable quarterly and are due on demand.

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $69,418 (Cdn$90,000) was recorded as an increase to the promissory notes balance and expensed immediately as interest since the notes are due on demand.

Repayment of the Series E promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

10. SERIES F CONVERTIBLE PROMISSORY NOTE PAYABLE

	2004		2003
	US$	Cdn$	US$	Cdn$

Principal	124,855	150,075	--	--
Accrued interest	5,035	6,052	--	--
	129,890	156,127	--	--

On June 17, 2004, the Company issued a $112,517 (Cdn$150,075) Series F convertible promissory note to one shareholder. The note bears interest at a rate of 8% per annum payable quarterly and is due on demand.

The note is convertible at the option of the holder at any time before June 17, 2006 into units at a price of $0.96 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. The convertible promissory note contains an embedded beneficial conversion feature amounting to $32,000 that was calculated as the difference between the conversion price and the fair value of the units into which the promissory note is convertible multiplied by the number of units. The $32,000 was expensed immediately as interest since the note is due on demand.

Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.96 (Cdn$1.15) per share at any time before June 17, 2006.

Repayment of the Series F convertible promissory note has been guaranteed by the Company and is collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

11. SERIES G PROMISSORY NOTES PAYABLE

	2004		2003
	US$	Cdn$	US$	Cdn$

Principal	332,779	400,000	--	--
Accrued interest	13,420	16,132	--	--
	346,199	416,132	--	--

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum payable quarterly and are due on demand.

Repayment of the Series G promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

12. PROMISSORY NOTE PAYABLE

The Company believes Innovatia/Aliant has not complied with the terms of the development agreement and the software license agreement that gave rise to the promissory note payable and the other related assets and liabilities as described below. As a result, the Company has corresponded with Aliant to discuss a proposed settlement. Any settlement, which could differ materially from the amounts currently reported, will be recorded in the period it occurs.

Promissory Note Payable

	2004		2003
	US$	Cdn$	US$	Cdn$

Principal	2,020,671	2,428,847	1,873,387	2,428,847
Accrued interest	323,905	389,333	204,468	265,093
	2,344,576	2,818,180	2,077,855	2,693,940
Less current portion	383,237	460,651	355,303	460,651
	1,961,339	2,357,529	1,722,552	2,233,289

On December 28, 2001, the Company issued Innovatia Inc. (“Innovatia”), a wholly owned subsidiary of Aliant Inc. (“Aliant”), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2004 was 4.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $188,584 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

Through to December 31, 2004, the repayments can be made in cash or common shares at the sole option of the Company. If paid by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the Company’s common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

12. PROMISSORY NOTE PAYABLE (cont’d.)

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2004, the current portion due on the promissory note is $383,237 (CDN$460,651) and as of January 1, 2005, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2004, the non-current portion of the promissory note eligible for prepayment is $1,961,339 (CDN$2,357,529) and if the Company elected to prepay this amount with the issuance of common shares then as at January 1, 2005, this would result in the issuance of 2,741,313 common shares.

As at January 1, 2005, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,036,602 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

The Company continues to accrue for interest, however, there has been no activity in terms of repayment of the promissory note since March 2002.

Other Related Assets and Liabilities

In addition to the promissory note payable, the Company’s financial statements include certain Canadian dollar denominated assets and liabilities that have not changed since December 31, 2002. Each balance originated in connection with either the initial development agreement with Innovatia or the three year software license agreement with Aliant that was signed on June 19, 2002. The Company received an initial payment from Aliant immediately after signing the software license agreement to deliver certain software products and services however, the deployment of product did not occur as planned. The US dollar equivalent of these assets and liabilities as reported in the Company’s financial statements is as follows:

	2004	2003
	$	$

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	57,984	53,758
Accounts payable to Innovatia for GST on development services, included in accrued liabilities	62,943	58,355
Deferred revenue	322,927	299,389

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

13. LOSS PER SHARE

The following table sets forth the computation of loss per share:

	2004	2003
	$	$

Numerator:
Net loss	(4,235,958)	(3,711,616)
Accumulated deficit adjustment on the exchange of the Series B convertible preferred stock (Note 6)	--	1,320,438
Net loss attributable to common stockholders	(4,235,958)	(2,391,178)

Denominator:
Weighted average number of common stock outstanding	38,641,535	33,376,040
Weighted average number of common stock issuable on exercise of Exchangeable Shares	3,344,837	4,235,925
Weighted average number of common stock equivalents outstanding	41,986,372	37,611,965

Basic and diluted loss per share	(0.10)	(0.06)

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic loss per share. During 2004, holders of the Exchangeable Shares exchanged 110,000 Exchangeable Shares into 110,000 common shares of the Company for no additional consideration. As at December 31, 2004, 3,340,000 Exchangeable Shares are outstanding [2003 – 3,450,000].

For the years ending December 31, 2004 and 2003, the Company’s common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be antidilutive.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

14. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

[b] Common stock

2004

Private Placements

On March 4, 2004, the Company issued 900,000 units at Cdn$1.15 per unit for net cash proceeds of $758,326 (Cdn$1,012,879). Each unit comprises one share of common stock and one half of one Class U share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.36 at any time up to March 4, 2007. The Company paid $10,106 (Cdn$13,498) in cash and issued 33,750 common shares and 16,875 Class U share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

On August 27, 2004, the Company issued 153,846 units at Cdn$0.65 per unit for net cash proceeds of $76,103 (Cdn$100,000) to a director of the Company. Each unit comprises one share of common stock and one half of one Class W share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.00 at any time up to August 26, 2007. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

On September 22, 2004, the Company issued 2,153,846 units at Cdn$0.65 per unit for net cash proceeds of $1,075,870 (Cdn$1,381,308). Each unit comprises one share of common stock and one half of one Class W share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.00 at any time up to September 21, 2007. The Company paid $4,010 (Cdn$5,148) in cash and issued 145,631 common shares and 72,817 Class W share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

On September 22, 2004, the Company issued 149,885 units at Cdn$0.66 per unit for net cash proceeds of $76,170 (Cdn$97,795). Each unit comprises one share of common stock and one half of one Class W share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.00 at any time up to September 21, 2007. The Company paid $859 (Cdn$1,129) in cash and issued 9,531 common shares and 4,766 Class W share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

14. SHARE CAPITAL (cont’d.)

[b] Common stock (cont’d.)

Exchangeable Shares

During 2004, holders of the Exchangeable Shares exchanged 110,000 Exchangeable Shares into 110,000 common shares of the Company for no additional consideration.

Legal Settlement Agreement

On June 23, 2004, in connection with a legal settlement agreement with a former employee, the Company issued 187,500 shares of common stock with a fair value at the time of issuance of $112,500 (see Note 18).

Settlement of an Accounts Payable Balance

On August 19, 2004, in connection with the settlement of an outstanding accounts payable balance with a certain vendor, the Company issued 40,000 shares of common stock with a fair value at the time of issuance of $22,000.

2003

Private Placements

On September 9, 2003, the Company issued 1,176,470 units, at $0.31 (Cdn$0.425) per unit for net cash proceeds of $362,821 (Cdn$495,750). Each unit comprises one share of common stock and one Class S warrant, entitling the holder to one common share, exercisable at $0.33 (Cdn$0.425) at any time up to September 8, 2008. The warrants also include a call feature at the option of the Company that is described in Note 14[e].

Exchangeable Shares

During 2003, holders of the Exchangeable Shares exchanged 1,987,500 Exchangeable Shares into 1,987,500 common shares of the Company for no additional consideration.

Restructuring of Debt

On September 9, 2003, in connection with the exchange of the Series A and B promissory notes into the Series C promissory notes described in Note 6, the Company issued an aggregate of 864,702 common shares to settle the 15% repayment fee on the Series A and B promissory notes.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

14. SHARE CAPITAL (cont’d.)

[c] Preferred stock

On September 9, 2003, the 585,698 outstanding shares of Series B preferred stock were settled in exchange for the issuance of Series C promissory notes and Class T share purchase warrants as described in Note 6.

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

Activity under the Plan is as follows:

			Options Outstanding
				Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2002	2,278,269	6,267,276	0.10 - 7.25	$1.57
Options granted	(1,137,372)	1,137,372	0.18 - 0.54	$0.28
Options forfeited	2,746,399	(2,746,399)	0.20 - 6.88	$1.80
Balance, December 31, 2003	3,887,296	4,658,249	0.12 - 7.25	$1.13
Options granted	(2,641,617)	2,641,617	0.58 - 1.08	$0.82
Options forfeited	1,133,963	(1,133,963)	0.13 - 5.13	$1.15
Options exercised	--	(494,549)	0.13 - 0.35	$0.17
Balance, December 31, 2004	2,379,642	5,671,354	0.13 - 7.25	$1.07

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

14. SHARE CAPITAL (cont’d.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2004 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Range of	Outstanding at	Average	Remaining	Exercisable at	Average
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise
Prices	2004	Price	Life (years)	2004	Price

$0.13 - 0.50	1,795,771	$0.21	2.88	1,755,429	$0.21
$0.51 - 1.00	2,909,217	$0.83	3.92	1,911,120	$0.89
$1.01 - 2.00	310,700	$1.44	1.61	285,700	$1.47
$2.01 - 3.00	306,666	$2.35	0.56	306,666	$2.35
$3.01 - 7.25	349,000	$5.97	0.44	349,000	$5.97
	5,671,354	$1.07	3.07	4,607,915	$1.15

As at December 31, 2004, 5,037,354 [2003 – 3,638,250] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.84 [2003 – Cdn$0.59].

The Company incurred non-cash stock based compensation expense of $14,061 and $60,062 in general and administrative expenses for the years ended December 31, 2004 and 2003 respectively.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

14. SHARE CAPITAL (cont’d.)

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company’s stock-based awards granted to employees in 2004 and 2003 was estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	2004	2003

Expected life of employee stock options (in years)	3.0	2.5
Volatility	142%	171%
Risk-free interest rate	3.34%	3.57%
Dividend yields	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.59	$0.23

For pro forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized on a straight-line basis over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying FAS 123 to the Company’s stock-based awards to employees would approximate the following:

	2004	2003
	$	$

Net loss	(4,235,958)	(3,711,616)
Compensation expense included in reported net loss	14,061	60,062
Compensation expense determined under the fair value method	(1,097,638)	(570,066)
Pro forma net loss	(5,319,535)	(4,221,620)

Basic and diluted loss per share
As reported	(0.10)	(0.06)
Pro forma	(0.13)	(0.08)

Voice Mobility International, Inc.

NOTES TO CONSOLIDATEDFINANCIAL
STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

14. SHARE CAPITAL (cont’d.)

[e] Warrants

The Company has the following common stock warrants outstanding:

	Outstanding			Forfeited	Outstanding	Exercise
	at January 1	Issued	Exercised	or Cancelled	at December 31	Price	Expiry
	#	#	#	#	#		Date

	2004
Class K warrants	100,000	--	--	100,000	--	1.50	Forfeited
Class O warrants	500,000	--	250,000	--	250,000	0.25	Jul. 26/05
Class P warrants	700,000	--	700,000	--	--	0.30	Exercised
Class Q warrants	377,667	--	377,667	--	--	Cdn.0.45	Exercised
Class R warrants	574,999	--	--	--	574,999	Cdn.0.425	Sep. 8/08
Class S warrants	1,176,470	--	--	--	1,176,470	Cdn.0.425	Sep. 8/08
Class T warrants	3,215,016	--	16,666	--	3,198,350	Cdn.0.425	Sep. 8/08
Class U warrants	--	466,875	--	--	466,875	Cdn.1.36	Mar. 4/07
Class V warrants	--	2,000,000	--	--	2,000,000	Cdn.1.14	May 31/06
Class V warrants	--	4,000,000	--	--	4,000,000	Cdn.1.14	May 31/07
Class W warrants	--	76,923	--	--	76,923	Cdn.1.00	Aug. 26/07
Class W warrants	--	1,229,450	--	--	1,229,450	Cdn.1.00	Sep. 21/07
	6,644,152	7,773,248	1,344,333	100,000	12,973,067

	2003
Special warrants	3,250,000	--	--	3,250,000	--	Cdn.2.25	Forfeited
Compensation options	650,000	--	--	650,000	--	Cdn.2.00	Forfeited
Compensation warrants	325,000	--	--	325,000	--	Cdn.2.25	Forfeited
Class F warrants	1,250,000	--	--	1,250,000	--	2.25	Forfeited
Class K warrants	100,000	--	--	--	100,000	1.50	Apr. 25/04
Class O warrants	500,000	--	--	--	500,000	0.25	Jul. 26/05
Class P warrants	700,000	--	--	--	700,000	0.30	Jan. 31/04
Class Q warrants	377,667	--	--	--	377,667	Cdn.0.45	Jan. 31/04
Class R warrants	--	574,999	--	--	574,999	Cdn.0.425	Sep. 8/08
Class S warrants	--	1,176,470	--	--	1,176,470	Cdn.0.425	Sep. 8/08
Class T warrants	--	3,215,016	--	--	3,215,016	Cdn.0.425	Sep. 8/08
	7,152,667	4,966,485	--	5,475,000	6,644,152

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

14. SHARE CAPITAL (cont’d.)

On July 28, 2003, the date of expiry for the Class P warrants and Class Q warrants was extended from July 31, 2003 to January 31, 2004 for no additional consideration.

The Class R, S and T share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn.$1.275 on the Toronto Stock Exchange for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

The Class U share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn.$3.00 on the Toronto Stock Exchange for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn.$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statements of operations. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at December 31, 2004, no additional performance based milestones had been met.

The Class W share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn.$2.25 on the Toronto Stock Exchange for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

15. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2004	2003
	$	$

Tax recovery at U.S. statutory rates	(1,483,000)	(1,299,000)
Higher effective income taxes of
Canadian subsidiary	(14,000)	(104,000)
Change in valuation allowance	1,329,000	1,067,000
Imputed interest	164,000	299,000
Non-deductible expenses	11,000	37,000
Other	(7,000)	--
Income tax expense (recovery)	--	--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2004	2003
	$	$

Net operating loss carryforwards	9,720,000	8,308,000
Property and equipment	1,505,000	1,377,000
Unrealized foreign exchange	(714,000)	(420,000)
Debt discount accretion	119,000	42,000
Financing fees	124,000	154,000
Other	14,000	6,000
Total deferred tax assets	10,768,000	9,467,000
Valuation allowance	(10,768,000)	(9,467,000)
Net deferred tax assets	--	--

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

15. INCOME TAXES (cont’d.)

The net operating loss carryforwards expire as follows:

$

Canada
2005	1,348,000
2006	1,401,000
2007	3,557,000
2008	7,612,000
2009	2,307,000
2010	1,878,000
2011	2,347,000
20,450,000
U.S.
2019	211,000
2020	2,701,000
2021	2,339,000
2022	358,000
2023	1,362,000
6,971,000
27,421,000

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

16. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions in the normal course of operations which were recorded at amounts established and agreed between the related parties:

[a]     During the year ended December 31, 2004, the Company was charged by Tsalix Investment Inc. (previously Pacific Western Mortgage Corporation), a company controlled by a shareholder and a director of the Company, for consulting services totalling $1,664 [2003 – $3,085]. At December 31, 2004, $62,750 is included in accrued liabilities [2003 – $59,680] that is owing to the same shareholder and director of the Company for monies paid on behalf of the Company.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

16. RELATED PARTY TRANSACTIONS (cont’d.)

[b]     During the year ended December 31, 2004, the Company was charged legal fees totalling $66,237 [2003 – $74,668] by Catalyst Corporate Finance Lawyers, of which the Company’s Corporate Secretary is a partner. At December 31, 2004, $21,547 [2003 – $41,323] is included in accounts payable and accrued liabilities.

[c]     As at December 31, 2004, included in the promissory notes payable are the following amounts due to a director or his immediate family member.

Principal Portion of Promissory Notes

	2004			2003
	US$	Cdn$	US$	Cdn$

Series C promissory notes	952,048	1,144,362	852,529	1,105,304
Series D promissory notes	188,816	226,957	152,734	198,020
Series E promissory notes	297,087	357,099	267,141	346,348
Series G promissory notes	173,100	208,066	--	--
	1,611,051	1,936,484	1,272,404	1,649,672

[d]     As per Note 14[b], on August 27, 2004, the Company issued 153,846 units at Cdn$0.65 per unit for net cash proceeds of $76,103 (Cdn$100,000) to a director of the Company.

[e]     On April 28, 2004, the Company issued 10,000 stock options to ASTC Science World Society of which the Company’s Corporate Secretary is a member of the equity committee and a director of the Company is a member of the Board of Governors.

17.COMMITMENTS

The Company leases two premises under operating leases, one of which expires on March 31, 2005 and the other expires in 2008. The minimum lease payments are as follows:

$

2005	44,882
2006	42,960
2007	46,329
2008	49,979
184,150

The rental expense charged to the consolidated statements of operations in 2004 amounted to $149,750 [2003 – $118,000].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

18. LEGAL SETTLEMENT

On June 21, 2004, the Company entered into a settlement agreement with a former employee whereby the Company paid $118,397 (Cdn$150,000) in cash and issued 187,500 shares of common stock which were valued at the market price of the Company’s shares on the date of issuance ($112,500) in exchange for a dismissal of the lawsuit without costs.

19. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2004	2003
	$	$

Other receivables	3,108	5,508
Note receivable	--	58,393
Prepaid expenses	32,680	4,691
Deferred contract costs	--	(4,075)
Accounts payable	(49,903)	2,629
Accrued liabilities	9,388	23,988
Employee related payables	(3,858)	19,719
Accrued interest on promissory notes payable	277,454	145,753
Deferred revenue	4,093	4,429
	272,962	261,035

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2004	(expressed in U.S. dollars)

19. SUPPLEMENTAL CASH FLOW INFORMATION (cont’d)

Non-cash investing and financing activities are as follows:

	2004	2003
	$	$
Repayment of Series C promissory note payable on settlement of notes receivable	153,206	--
Series C promissory notes issued on settlement of Series A and B promissory notes	--	1,814,949
Common stock and warrants issued on settlement of Series A and B promissory notes	--	272,242
Series C promissory notes issued on settlement of Series B convertible preferred stock	--	1,757,093

Cash amounts paid for interest and income taxes are as follows:

	2004	2003
	$	$

Cash paid for interest	201,962	164,586
Cash paid for income taxes	--	563

20. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

21. SUBSEQUENT EVENTS

As of March 9, 2005, holders of exchangeable shares have exchanged 640,000 exchangeable shares into 640,000 common shares of the Company for no additional consideration.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The board of directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer and Director	48	August 2001
James J. Hutton	President and Director	39	President - August 2001 Director - June 1999
David Raffa	Corporate Secretary	46	April 2000
William E. Krebs(1)(3)(4)	Director	58	June 1999
Morgan Sturdy(2)(4)	Director	52	April 2000
Donald A. Calder(1)(2)(3)(4)	Chairman of the Board of Directors,	60	Chairman of the Board of Directors - March 2003;
Robert E. Neal(1)(2)(3)	Director	50	September 2003
Gary Donahee(3)	Director	58	October 2003

(1) Members of our Audit Committee
(2) Members of our Corporate Governance Committee
(3) Members of our Compensation Committee
(4)Members of our Finance Committee

Randy G. Buchamer – Chief Executive Officer and Director

Mr. Buchamer has been our Chief Executive Officer and a director of our company since August, 2001. Between August, 2001 and March, 1999, Mr. Buchamer provided management consulting services to various public companies for a consulting company called Ryden Management. From February, 1998 to March, 1999, Mr. Buchamer served as the Managing Director of Operations for the Jim Pattison Group and was responsible for supporting the $4.5 billion operations of 55 companies owned by the Jim Pattison Group. Some of the Jim Pattison Group businesses are involved in grocery stores, specialty packaging, advertising, magazine distribution, broadcasting, automotive retailing as well as other business. From 1996 to 1998, he served as Vice President and Chief Operating Officer of Mohawk Oil Retail Small Business Unit and from 1989 to 1996 as Vice President Corporate Services and Chief Information Officer for Mohawk Oil Company. Mohawk is a producer and seller of petroleum products. From 1987 to 1988, he was Retail Market Specialist for Digital Equipment of Canada Limited. Mr. Buchamer founded and served, from 1981 to 1988, as President of Vartech Systems Corporation and RB Computer Products, an IBM value added reseller and North American software publisher and distributor of retail, distribution and manufacturing software solutions. He received his Executive MBA from Simon Fraser University’s Executive Management Development Program in 1994 and attended the Business Administration program at the University of Illinois. He also has completed courses at the IBM Canada Business Management School.

Mr. Buchamer also serves as a director on the following companies (each of which has a class of securities registered under the Securities Exchange Act of 1934): Heartland Oil and Gas Ltd. and Bradner Ventures Ltd.

James J. Hutton –President and Director

Mr. Hutton previously served as our Chief Executive Officer from April 1998 to August 2001. He has served as the President of our company since August, 2001. Mr. Hutton has served as a director of our subsidiary since 1998. From January 1998 to August 2000, Mr. Hutton served as a director of Acrex Ventures Ltd. From 1990 to the present, he has also served as director and President of South Sycamore Group Holdings, a family company involved in diversified investments. From 1995 to 1998, Mr. Hutton served as Canadian Regional Manager for Ascend Communications, a company involved in broadband networking. From 1989 to 1995, Mr. Hutton served in various capacities for Gandalf Systems, Inc., starting as a sales executive and becoming Western Regional Manager. Gandalf Systems is a company which distributed networking equipment. From 1987 to 1989, Mr. Hutton was a Sales Trainee in the Automotive Electronics Group of Amp of Canada. Mr. Hutton attended the University of British Columbia.

David J. Raffa –Corporate Secretary

Mr. Raffa is a founder, COO and Investment Manager of BC Advantage Funds (VCC) Ltd., which is a fund that invests in early state life science and technology companies. He is partner of Catalyst Corporate Finance Lawyers, a corporate finance law firm, and is the principal of Harris Road Consulting Ltd., a company that specializes in guiding and advising boards of directors. Mr. Raffa has over 18 years experience in working with and advising technology companies. He also serves as a director or advisory board member of a number of public and private technology companies. Mr. Raffa is a member of the board of directors of the British Columbia Technology Industry Association.

William E. Krebs – Director

Mr. Krebs previously served as the chairman of our board of directors from 1995 to September 2000. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to August 2000, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. since 1987 and served as President and a Director of Pacific Western Capital Corp. from 1994 to 1995. These companies provided consulting services and investment capital. From 1997 to 1999, he was a director and officer of WaveRider Communications, Inc., a company which dealt with wireless broadband technology. From 1990 to 1995, Mr. Krebs served as director and President of TelcoPlus Enterprises Ltd. and its wholly-owned subsidiary, Intertec Telecommunications Inc. Mr. Krebs served as a director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1973 to 1980. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

Morgan Sturdy – Director

Since April, 2000, Morgan Sturdy serves as a director on several Canadian and United States public companies as described below. From September 1997 to April 2000, Mr. Sturdy was Executive Vice-President and Chief Operating Officer of NICE Systems North America, a computer telephony interface provider of call logging and quality performance products for call centers. For twelve years prior, he served as President of Dees Communications Engineering Ltd., an innovator in computer telephony solutions, which was then sold to NICE Systems. From 1997 to 1999, he was Chairman of the Board of Directors of Hothaus Technologies, a leader in DSP solutions for voice over IP, which was subsequently acquired by Broadcom. He is a current director of several publicly traded companies, including Creo Inc., Ignition Point and TIR Systems. Creo Inc.‘s common shares are registered under the Securities and Exchange Act. Additionally, he sits on the board of three private technology companies including Discovery Parks, Idellex Software and Responsetek Inc. Mr. Sturdy is the past Chairman of the British Columbia Technology Association, a member of the Board of Governors of Science World and Director of the Greater Vancouver YMCA. Mr. Sturdy is a past director of National Wireless Canadian Research Foundation.

Donald A. Calder – Chairman of the Board of Directors and Director

Mr. Calder was the Vice Chair of the Board and Executive Committee of the Vancouver 2010 Bid Corporation, which won for Vancouver, British Columbia the right to host the Olympic Winter Games and Paralympic Games in 2010. Mr. Calder has been retired since 1999. Mr. Calder was Chief Executive Officer of BC Telecom (a telephone company in British Columbia, Canada) from 1997 to 1999 and was previously the Executive Vice President of Network Operations at BC Telecom and Group Vice President of Marketing and Development with Stentor Resource Centre Inc. While at BC Telecom, Mr. Calder was responsible for negotiating and structuring the merger between BC Telecom and TELUS (a telephone company in British Columbia, Canada). Among his other community commitments, he was chair of the Vancouver General Hospital and University of British Columbia Hospital Foundation. Mr. Calder is the Chairman of the board of directors of the United Way of the British Columbia Lower Mainland and was Chairman of the 1999 United Way annual fundraising campaign prior to becoming Chief Executive Officer of the Vancouver 2010 Bid Committee.

Robert E. Neal – Director

Robert E. Neal was reappointed to the Board in September 2003. He is retired now. Until October 21, 2002 when he was appointed Senior Vice President, Business Development, of Aliant, Inc., he was the President of Innovatia, a company within Aliant Inc.‘s emerging business division that focuses on the developing and selling of Internet-based technology. He was President of Innovatia since 1997. Mr. Neal was a member of the Board as the nominee of Aliant, pursuant to an understanding with Aliant. Aliant is one of our early investors and was our largest customer in Canada. A native of Saint John, New Brunswick, Mr. Neal began his career in the communications industry in 1979 at New Brunswick Telephone (NBTel). In 1992 he became General Manager of NBTel Mobility. He was made president of Datacor (Atlantic) Inc. in 1996 and became president of NBTel interActive and General Manager of Export at NBTel in the next year. In 1998, he was appointed Vice President of New Business Development.

Gary Donahee – Director

From 1986 to 2003, Mr. Donahee served in various capacities for Nortel Networks Corporation. Nortel Networks is a company that supplies communications technology and infrastructure to enable value-added internet protocol, or IP, data, voice and multimedia services that support the Internet and other public and private networks using wireline and wireless technologies whose common shares are registered pursuant to Section 12 of the Securities and Exchange Act of 1934. From 1986 to 1989, Mr. Donahee was Vice President, Human Resources, from 1989 to 1993, he was Senior Vice President, Corporate Human Resources, from 1993 to 1995, he was Senior Vice President and President Major Accounts, North America, from 1996 to 1998, he was Senior Vice President and President CALA Caribbean and Latin America, from 1998 to 1999, he was Senior Vice President and President Carrier Networks EMEA and from 1999 to 2003, Mr. Donahee was Executive Vice President and President the Americas. Mr. Donahee is also a director of Alaska Communications Systems Group Inc., a public company with a class of securities registered under the Securities Exchange Act of 1934. Mr. Donahee received his Bachelor of Arts, Education from the University of New Brunswick, completed his graduate studies at the University of Western Ontario and attended the Marketing Management Program at Stanford University. Mr. Donahee served as a director at various times on a number of the boards including Bell Canada, Advanced Network Systems and the American Heart Association.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is William Krebs. William Krebs is a chartered accountant and practised for seven years. Our board of directors has also determined that William Krebs is “independent”, as that term is used in Item 7(b)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2004 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Randy G. Buchamer	1(1)	1(1)	Nil
James J. Hutton	1(1)	1(1)	Nil
Marco Pacelli	1(2)	1(2)	Nil
David J. Raffa	1(3)	1(3)	Nil

(1)     The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 – Statement of Change in Beneficial Ownership.

(2)     The named former officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 – Statement of Change in Beneficial Ownership.

(3)     The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership.

Code of Ethics

Effective February 11, 2004, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s Chief Executive Officer (being our principal executive officer and principal financial officer), our company’s Controller (being our principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Ethics and Business Conduct requires, among other things, that all of our company’s personnel shall be accorded full access to our Chief Executive Officer or Audit Committee with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company’s personnel are to be accorded full access to our company’s Audit Committee if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by the Chief Executive Officer.

We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Voice Mobility International, Inc., 100 – 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8 or via email to investors@voicemobility.com.

Item 10.	Executive Compensation.

During the year ended December 31, 2004, the following three (3) individuals served as executive officers of our company at various times: Randy Buchamer, James Hutton and Marco Pacelli. Our chief executive officer, Randy Buchamer, James Hutton and Marco Pacelli, being executive officers whose total salary and bonus exceeded $100,000, are considered to be named executive officers for the purposes of our executive compensation disclosure on this annual report on Form 10-KSB.

The following table shows, for the three-year period ended December 31, 2004, the cash and other compensation we paid to our Chief Executive Officer and to each of our executive officers who had annual compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation (1)			Long Term Compensation (2)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payout (US$)	All Other Compen- sation
Randy Buchamer Chief Executive Officer (3)	2004 2003 2002	$165,696 $147,942 $127,857	N/A N/A N/A	5,825 4,628 3,821	658,800 83,000 470,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
James J. Hutton President(4)	2004 2003 2002	$130,486 $116,611 $100,807	N/A N/A N/A	5,762 4,628 3,821	108,800 108,500 20,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Marco Pacelli(5)	2004 2003 2002	$136,346 $190,833 N/A	N/A N/A N/A	N/A N/A N/A	54,400 127,000 Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Thomas G. O'Flaherty(6)	2004 2003 2002	N/A N/A $90,572	N/A N/A N/A	N/A N/A $3,821	Nil Nil Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
William Gardiner (7)	2004 2003 2002	N/A N/A $44,663	N/A N/A N/A	N/A 42,963 3,821	Nil Nil 20,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
David Grinstead (8)	2004 2003 2002	N/A $N/A $80,184	N/A N/A N/A	N/A N/A $3,184	Nil Nil 20,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)	Compensation was paid to Mr. Buchamer, Mr. Hutton, Mr. O’Flaherty, Mr. Gardiner and Mr. Grinstead by VMI, our operating subsidiary. Compensation was paid to Mr. Pacelli by Voice Mobility (US) Inc., our U.S. operating subsidiary.

(2)	The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(3)	Mr. Buchamer was appointed as our Chief Executive Officer on August 16, 2001.

(4)	Mr. Hutton served as our Chief Executive Officer from April 1, 1998 to August 15, 2001. Mr. Hutton was appointed as our President on June 29, 2001.

(5)	Mr. Pacelli served as our Executive Vice President, Sales from October 1, 2002 to May 20, 2004.

(6)	Mr. O’Flaherty served as our President from January 1, 2000 to June 29, 2001.

(7)	Mr. Gardiner served as our Vice President, Business Development from August 1, 1998 to December 31, 2002 and as our Chief Executive Officer from November 1997 to April 1, 1998.

(8)	Mr. Grinstead served as our Executive Vice President, Business Development from February 1, 2000 to October 25, 2002.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2004.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options/ SARs Granted (#) (1)(2)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share) (2)	Expiration Date
Randy Buchamer	658,800	24.9%	Cdn$0.85	March 17, 2009
James J. Hutton	108,800	4.1%	Cdn$0.85	March 17, 2009
Marco Pacelli	54,400	2.1%	Cdn$0.85	March 17, 2009
Thomas G. O'Flaherty	Nil	Nil	N/A	N/A
William Gardiner	Nil	Nil	N/A	N/A
David Grinstead	Nil	Nil	N/A	N/A

(1)	All of the above options are subject to the terms of our Second Amended and Restated 1999 Stock Option Plan and are exercisable only as they vest. The options have a term of 5 years from the date of grant.

(2)	All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($0.735 per share) and the exercise price of the individual’s options. During the year ended December 31, 2004, Marco Pacelli exercised 272,000 options. No other named Executive Officer exercised options during the year ended December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy Buchamner	Nil	Nil	1,018,280	593,520	$318,16	$16,527
James J. Hutton	Nil	Nil	180,759	56,541	$62,531	$ 7,966
Marco Pacelli	272,000	$157,687	Nil	Nil	$ 0	$ 0
Thomas G. O'Flaherty	Nil	Nil	Nil	Nil	$ 0	$ 0
William Gardiner	Nil	Nil	Nil	Nil	$ 0	$ 0
David Grinstead	Nil	Nil	Nil	Nil	$ 0	$ 0

(1)	The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($0.735 per share on OTC Bulletin Board) and the exercise price of the individual’s options.

(2)	Of the exercisable options, 450,000 options have an exercise price of $0.13, 20,000 options have an exercise price of $0.23, 83,000 options have an exercise price of $0.31, 65,280 options have an exercise price of $0.71, 350,000 options have an exercise price of $1.14 and 50,000 options have an exercise price of $1.71.

(3)	Of the unexercisable options, 593,520 options have an exercise price of $0.71.

(4)	Of the exercisable options, 46,000 options have an exercise price of $0.19, 49,479 options have an exercise price of $0.22, 20,000 options have an exercise price of $0.23 and 65,280 options have an exercise price of $0.71.

(5)	Of the unexercisable options, 13,021 options have an exercise price of $0.22 and 43,520 options have an exercise price of $0.71.

(6)	Of the shares acquired on exercise of options, 272,000 options had an exercise price of $0.13.

COMPENSATION OF DIRECTORS

Our non-employee directors are granted incentive stock options. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreements with our officers and directors and have paid no compensation to them. Our operating subsidiary, Voice Mobility Inc. and Voice Mobility (US) Inc., however, have entered into employment agreements with our named executive officers.

Randy Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an indefinite term employment agreement on August 16, 2001. He receives a salary of $166,389 (CDN$200,000) per year plus a car allowance of $416 (CDN$500) per month. On August 16, 2001, he received a one-time grant of 350,000 options exercisable at $1.14 (CDN$1.37) per share. In connection with Mr. Buchamer’s service as a director, on June 1, 1999, he received a grant of 50,000 options exercisable at $1.00 (CDN$1.20) per share and on June 14, 2001, he received an additional grant of 50,000 options exercisable at $1.70 (CDN$2.05). On February 26, 2002, he received a grant of 20,000 options exercisable at $0.23 (CDN$0.28) per share, on September 20, 2002, he received an additional grant of 450,000 options exercisable at $0.13 (CDN$0.16) per share and on February 13, 2003, he received an additional grant of 83,000 options exercisable at $0.31 (CDN$0.37) per share. On March 18, 2004, he received an additional grant of 658,800 options exercisable at $0.71 (CDN$0.85) per share.

Marco Pacelli, former Executive Vice President, Sales of our company, entered into an employment agreement on October 1, 2002 for a term of two years expiring on September 30, 2004. He received a salary of $200,000 per year plus commissions. On September 20, 2002, he received a one-time grant of 500,000 options exercisable at $0.13 (CDN$0.16) per share. On February 13, 2003, he received an additional grant of 127,000 options exercisable at $0.31 (CDN$0.37) per share and on March 18, 2004, he received an additional grant of 54,400 options exercisable at $0.71 (CDN$0.85) per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 1, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 1, 2005, we had outstanding approximately 41,928,491 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William H. Laird 2930 13th Ave. S.W. Salmon Arm, BC V1E 4N7	3,363,410 (2)	8.0%
William E. Krebs c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	3,157,131 (3)	7.3%
James J. Hutton c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,589,345 (4)	3.7%
Randy Buchamer c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,223,630 (5)	2.9%
Morgan Sturdy c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	528,846 (6)	1.3%
Donald A. Calder c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (7)	**%
Robert Neal c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (8)	**%
Gary Donahee c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (9)	**%
David Raffa c/o 1400 - 1055 West Hastings Street Vancouver, BC V6E 2E9	175,000 (10)	**%
Directors and Executive Officers as a Group	7,648,952 (11)	17.3%

** Less than 1%

(1)	Based on 41,928,491 shares of common stock issued and outstanding as of March 1, 2005. As of March 1, 2005, there were 2,700,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 339,000 shares, which are owned by Mr. Laird’s wife.

(3)	Includes 1,250,000 shares owned by Tsalix Investment Inc. (previously Pacific Western Mortgage Corporation) of which Mr. Krebs is the sole shareholder, which shares consist of 1,250,000 exchangeable shares are associated with the single share of Series A Preferred stock. Includes 1,482,131 shares owned by Margit Kristiansen, Mr. Krebs’ wife. Includes 200,000 shares held in a self-directed registered retirement savings plan. Also includes stock options to acquire an aggregate of 225,000 shares of our common stock.

(4)	Includes 950,000 exchangeable shares associated with the single share of Series A Preferred stock. Includes 36,778 shares, which are owned by Janis Gurney, Mr. Hutton’s wife, over which Mr. Hutton disclaims beneficial ownership. Includes options to acquire an aggregate of 192,567 shares of our common stock exercisable within the next 60 days. Includes 110,000 shares held in a self-directed registered retirement savings plan.

(5)	Includes options to acquire an aggregate of 1,223,630 shares of our common stock exercisable within the next 60 days.

(6)	Includes options to acquire an aggregate of 375,000 shares of our common stock and share purchase warrants to acquire an aggregate of 76,923 shares of our common stock exercisable within the next 60 days.

(7)	Includes options to acquire an aggregate of 325,000 shares of our common stock exercisable within the next 60 days.

(8)	Includes options to acquire an aggregate of 325,000 shares of common stock exercisable within the next 60 days.

(9)	Includes options to acquire an aggregate of 325,000 shares of common stock exercisable within the next 60 days.

(10)	Includes options to acquire an aggregate of 175,000 shares of common stock exercisable within the next 60 days.

(11)	Includes 2,200,000 exchangeable shares exchangeable into 2,200,000 shares of our common stock, share purchase warrants to acquire an aggregate of 76,923 shares of common stock and options to acquire 3,166,197 shares of our common stock, all exercisable within 60 days.

Equity Plan Compensation Information

This information can be found under Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Item 12.	Certain Relationships and Related Transactions.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control persons that have occurred during the last fiscal year.

During the year ended December 31, 2004, we purchased from Tsalix Investment Inc. (previously Pacific Western Mortgage Corporation), a company controlled by William Krebs, a shareholder and director of our company, consulting services totalling $1,644 [2003 – $3,085]. We believe that the fees we have paid for these consulting services are comparable to terms we could have obtained from independent third parties.

During the year ended December 31, 2004, Morgan Sturdy, a director of our company, was paid $nil [2003 – $2,314] for directors’ fees.

On August 27, 2004, we issued 153,846 units at Cdn$0.65 per unit for net cash proceeds of $76,103 (Cdn$100,000) to Morgan Sturdy, a director of our company. Each unit comprises one share of common stock and one half of one Class W share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.00 at any time up to August 26, 2007.

During the year ended December 31, 2004, Donald Calder, a director of our company, was paid $nil [2003 – $2,314] for directors’ fees.

During the year ended December 31, 2004, Robert Neal, a director of our company, was paid $nil [2003 – $nil] for directors’ fees.

As at December 31, 2004, the following amounts due to William Krebs, a director of our company, or his immediate family member.

	2004		2003
	US$	Cdn$	US$	Cdn$

Series C promissory notes	952,048	1,144,362	852,529	1,105,304
Series D promissory notes	188,816	226,957	152,734	198,020
Series E promissory notes	297,087	357,099	267,141	346,348
Series G promissory notes	173,100	208,066	--	--
	1,611,051	1,936,484	1,272,404	1,649,672

On April 28, 2004, we issued 10,000 stock options to ASTC Science World Society of which our corporate secretary, David Raffa, is a member of the equity committee and a director, Morgan Sturdy, is a member of the Board of Governors.

During the year ended December 31, 2004, we paid $66,237 [2003 – $74,668] to a lawfirm of which our corporate secretary, David Raffa, is a partner.

Item 13.	Exhibits.

(a)     Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit Number 3.1 3.2 3.6 4.1 4.2 4.3 4.4 4.5 5.1 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.10 10.11 10.12 10.13 10.14 10.15 10.16 10.17 10.18 10.19	Description

Articles of Incorporation, dated October 1, 1997 (1)

Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)

Amended and Restated Bylaws (4)

Common Stock Certificate (1)

Form of Warrant (1)

Certificate of Designation of Series A Preferred Stock (1)

Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (5)

Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (9)

Opinion of Jones Vargas (6)

Amended and Restated 1999 Stock Option Plan (4)

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

Acquisition Agreement of Voice Mobility Inc., dated June 24, 1999 (1)

Agreement and Plan of Distribution of Equity Capital Group, Inc., dated April 1, 1999
(1)

Debt Settlement Agreement with Maritime Tel & Tel, dated September 15, 1997(1)

Voting, Support and Exchange Trust Agreement, dated September 30, 1999 (1)

Debt Settlement Agreement with Pacific Western Mortgage Corporation, dated
March 31, 1999 (1)

Debt Settlement Agreement with Ernest Weir Gardiner, dated March 31, 1999 (1)

Stock Purchase Agreement , dated April 1, 1999(1)

Form of Subscription Agreement, dated April 1, 1999 (1)

Exchange Agreement, dated July 5, 1999 (1)

Employment Agreement between Voice Mobility Inc. and Thomas G. O'Flaherty, dated
January 1, 2000 (5)

Employment Agreement between Voice Mobility Inc. and David Grinstead, dated February 1,
2000 (5)

Form of Series B Preferred Stock Subscription Agreement, dated December 27, 2000 (5)

10.20 10.21 10.22 10.23 10.24 10.25 10.26 10.27 10.28 10.29 10.30 10.31 10.32 10.33 10.34 10.35 10.36 10.37 10.38 10.39 10.40	Form of Class I Stock Purchase Warrant, dated December 29, 2000 (5)

Escrow Agreement, as amended, dated December 29, 2000 (6)

Agency Agreement, dated April 3, 2001 (6)

Special Warrant Indenture, dated April 3, 2001 (6)

Share Warrant Indenture, dated April 3, 2001 (6)

Form of Subscription Agreements for Special Warrants (6)

LivingLAB Agreement Between Voice Mobility Inc. and Innovatia, dated
February 27, 2001 (6)

Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended, dated
April 25, 2001 (8)

Class K Stock Purchase Warrant, dated April 25, 2001 (6)

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

Form of Class M Stock Purchase Warrant, dated June 14, 2001 (8)

Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated
June 25, 2001 (8)

Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated
June 25, 2001 (8)

Form of Class N Stock Purchase Warrant, dated June 15, 2001 (8)

Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)

Settlement Agreement between Thomas O'Flaherty and the Company dated
June 29, 2001 (8)

Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16,
2001 (9)

10.41 10.42 10.43 10.44 10.45 10.46 10.47 10.48 10.49 10.50 10.51 10.52 10.53 10.54 10.55 10.56 10.57	Amended LivingLAB Agreement between Voice Mobility Inc. and Innovatia Inc., dated March
4, 2002(9)

Addendum to LivingLAB Agreement, dated December 28, 2001 (9)

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

Subscription Agreement, dated December 30, 2002, with Wilt Laird (11)

Subscription Agreement, dated December 30, 2002, with Margit Kristiansen (11)

Ikano Communications Agreement dated April 6, 2000 (11)

Reseller Agreement, dated December 13, 2002, with Equiposy Control Division Commercial
S.A. de C.V. (11)

Form of Subscription Agreement and Promissory Note, dated June 28, 2002 between Voice
Mobility Inc. and each of William Laird, Bernice Kosier, Margit Kristiansen and Ketty
Hughes. (12)

Form of extension certificate of Class P and Class Q warrants (13)

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

10.5 10.59 10.60 10.61 10.62 10.63 10.64 10.65 10.66 14.1 31* 32* 21.1	Amendment No. 1 to Master License and Service Agreement between Voice Mobility
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

Form of subscription agreement in connection with the issuance of the Series F
Promissory Note dated June 17, 2004 between Voice Mobility International Inc. and
William Laird. (16)

Form of Subscription Agreement in connection with the issuance of the Series G
Promissory Note, dated July 1, 2004, between Voice Mobility Inc. and each of William
Laird and Margit Kristiansen. (17)

Debt Settlement and Subscription Agreement, dated August 19, 2004, between Voice
Mobility International, Inc. and 4P Management Partners S.A. (17)

Form of Subscription Agreement in connection with the unit financing, dated August 27,
2004, between Voice Mobility International, Inc. and Morgan Sturdy. (17)

Form of Subscription Agreement in connection with the unit financing, dated
September 22, 2004 between Voice Mobility International, Inc. and each of Jim Cox, Jeff
Reed, Alistair Boulton, Honor de Pencier, James Graham, William Greaves, Columbia
Marketing Ltd., Bekin Business S.A., Wolfram Boehm, Heinz Hoefliger, Sthakwy Fishing
Company Ltd., Lila Jung, 608314 BC Ltd., Kelly Selkirk, Mike Hope, Brent Peters, Paul
Currie, Barbara McKnight, Stanley Steed, Edward Morris, Jamie Robertson, Randall West,
John Ross, Chartwell Investment Services, Shalimar Business Services, Erich Hofer, Stu
Ostlund, Bill Whitehead, Monty Sutton, Doug Johnson and Bob Tassone. (17)

Form of Subscription Agreement in connection with the unit financing, dated September
22, 2004, between Voice Mobility International, Inc. and each of Barbara McKnight,
Chris Thomas, Renee Patterson and Don Donis. (17)

Code of Ethics. (15)

Section 302 Certification of Randy Buchamer, dated March 31, 2005

Section 906 Certification of Randy Buchamer, dated March 31, 2005

Subsidiaries of our company

Voice Mobility Inc. (Canadian Corporation)
Voice Mobility Canada Limited (Canadian Corporation)
VM Sub Limited (Canadian Corporation)
Voice Mobility (US) Inc. (Nevada corporation)

23.1*	Consent of Ernst & Young LLP

* Filed herewith.

(1)	Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2)	Previously submitted with our Form 8-K, as filed on March 16, 2000.

(3)	Previously submitted with our Form 10-KSB, as filed on March 30, 2000.

(4)	Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(5)	Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(6)	Previously submitted with our Registration Statement on Form S-1, as originally filed on May 10, 2001.

(7)	Previously submitted with our Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on June 7, 2001.

(8)	Previously submitted with our Post-effective Amendment No. 1 to the Registration Statement on Form S-1, as filed on July 16, 2001.

(9)	Previously submitted with our Form 10-K, as filed on April 1, 2002.

(10)	Previously submitted with our Amendment No. 2 to Form 10-Q/A as filed on January 10, 2003.

(11)	Previously submitted with our Form 10-K, as filed on April 1, 2003.

(12)	Previously submitted with our Form 10-Q, as filed on May 15, 2003.

(13)	Previously submitted with our Form 10-Q, as filed on August 14, 2003.

(14)	Previously submitted with our Form 10-Q, as filed on November 14, 2003.

(15)	Previously submitted with our Form 10-K, as filed on March 26, 2004.

(16)	Previously submitted with our Form 10-QSB, as filed on August 13, 2004.

(17)	Previously submitted with our Form 10-QSB, as filed on November 12, 2004.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended December 31, 2004 and 2003 as follows:

	2004	2003
Audit Fees	$75,100	$74,000
Audit Related Fees	--	--
Tax Fees	12,000	4,600
All Other Fees	--	--

Total Fees	$87,100	$78,600

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

All Other Fees. There were no other fees paid to Ernst & Young LLP.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by the company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

–approved by the company’s audit committee; or

– entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

The audit committee has considered the nature and amount of the fees billed by Ernst & Young LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP’s independence.

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

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy G. Buchamer
Randy G. Buchamer

/s/ James J. Hutton
James J. Hutton

/s/ Harry Chan
Harry Chan

/s/ William E. Krebs
William E. Krebs

/s/ Morgan P. Sturdy
Morgan P. Sturdy

/s/ Gary R. Donahee
Gary R. Donahee	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer) President and Director Controller (Principal Accounting Officer) Director Director Director	March 31, 2005 March 31, 2005 March 31, 2005 March 31, 2005 March 31, 2005 March 31, 2005