Form 10QSB
period 2005-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2005-05-16
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-27387

VOICE MOBILITY INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0777819 (I.R.S. Employer Identification No.)

100 - 4190 Lougheed Hwy Burnaby, British Columbia, Canada V5C 6A8 (Address of principal executive offices)

(604) 482-0000
(Issuer's telephone number)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

41,928,491 shares of common stock issued and outstanding as of May 1, 2005. As of May 1, 2005, there were 2,700,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - March 31, 2005 and December 31, 2004

b)              Consolidated Statements of Operations and Comprehensive Loss- Three Months Ended March 31, 2005 and 2004

c)	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004
d)	Notes to the Consolidated Financial Statements - March 31, 2005

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

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Nature of Operations and Basis of Presentation)

As at	March 31,	December 31,
	2005	2004
	$	$
ASSETS (notes 2, 3, 4, 5, 6, and 7)
Current
Cash and cash equivalents	245,559	566,254
Other receivables	18,991	10,813
Prepaid expenses	29,133	31,096
Total current assets	293,683	608,163

Deferred contract costs (note 8)	81,631	81,631
Deferred finance costs (note 3)	20,668	27,730
Property and equipment [net of accumulated amortization: March 31, 2005 – $2,936,695; December 31, 2004 - $2,934,908]	84,191	105,078
Total assets	480,173	822,602

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 8)	148,472	159,968
Accrued liabilities (note 8)	186,222	216,582
Employee related payables	68,443	63,369
Deferred revenue	12,050	12,126
Series C promissory notes payable (note 2)	3,967,347	3,882,338
Series D promissory notes payable (note 3)	468,222	452,254
Series E promissory notes payable (note 4)	600,226	594,174
Series F convertible promissory note payable (note 5)	131,521	129,890
Series G promissory notes payable (note 6)	350,548	346,199
Series H promissory notes payable (note 7)	186,012	-
Current portion of promissory note payable (note 8)	380,829	383,237
Total current liabilities	6,499,892	6,240,137

Deferred revenue (note 8)	320,898	322,927
Promissory note payable (note 8)	1,975,297	1,961,339
Total liabilities	8,796,087	8,524,403

Stockholders' deficiency (note 9)
Common stock, $0.001 par value, authorized 100,000,000
41,928,491 outstanding [2004 - 41,288,491]	41,928	41,288
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	33,879,966	33,880,606
Accumulated deficit	(40,900,936)	(40,247,098)
Other accumulated comprehensive loss	(1,336,873)	(1,376,598)
Total stockholders' deficiency	(8,315,914)	(7,701,801)
Total liabilities and stockholders' deficiency	480,173	822,602

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2005	2004
	$	$

Sales	-	-
Cost of sales	-	-
Gross Profit	-	-

Operating expenses
Sales and marketing	76,136	161,143
Research and development	208,909	207,767
General and administrative	191,461	241,774
	476,506	610,684
Loss from operations	476,506	610,684
Interest income	(505)	(65)
Interest expense	177,837	162,266
Net loss for the period	653,838	772,885
Foreign currency translation gains	(39,724)	(83,746)
Comprehensive loss for the period	614,114	689,139

Basic and diluted loss per share (note 9[d])	(0.01)	(0.02)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2005	2004
	$	$

OPERATING ACTIVITIES
Net loss for the period	(653,838)	(772,885)
Non-cash items included in net loss
Amortization of property and equipment	19,939	55,538
Amortization of deferred finance costs	6,792	6,323
Non-cash interest expense	43,800	40,779
Stock based compensation	-	2,083
Loss on disposal of property and equipment	-	1,903
	(583,307)	(666,259)
Net change in operating assets and liabilities	87,118	(39,872)
Cash used in operating activities	(496,189)	(706,131)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(8,269)
Proceeds on sale of property and equipment	-	619
Cash used in investing activities	-	(7,650)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	764,783
Proceeds from Series H promissory notes payable	186,012	-
Proceeds on exercise of common stock warrants	-	406,076
Proceeds on exercise of stock options	-	12,075
Cash provided by financing activities	186,012	1,182,934

Effect of change in foreign exchange rate on cash and cash equivalents	(10,518)	12,290

Increase (decrease) in cash and cash equivalents	(320,695)	481,443
Cash and cash equivalents, beginning of period	566,254	85,636
Cash and cash equivalents, end of period	245,559	567,079

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

March 31, 2005

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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $653,838 for the three-months ended March 31, 2005 and has a working capital deficiency of $6,206,209 as at March 31, 2005 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2004, the Company received net proceeds of $2.9 million in connection with the issuance of debt and equity financing and the exercise of outstanding options and warrants . In addition, on March 31, 2005, the Company received proceeds of $186,012 in connection with the issuance of the Series H promissory notes payable. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. SERIES C PROMISSORY NOTES PAYABLE

	March 31, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	3,833,933	4,637,526	3,858,175	4,637,526
Unamortized debt discount	(101,324)	(122,562)	(135,953)	(163,416)
	3,732,609	4,514,964	3,722,222	4,474,110
Accrued interest	234,738	283,939	160,116	192,459
	3,967,347	4,798,903	3,882,338	4,666,569

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred stock were settled in full in exchange for the issuance of Series C promissory notes, common stock and Class T share purchase warrants. The gross proceeds have been allocated to the promissory notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $3,300,127 (Cdn$4,454,841) was allocated to the promissory notes and $272,379 (Cdn$367,685) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants is subject to accretion over the 27-month term to maturity of the promissory notes and recorded as interest expense.

The Series C promissory notes bear interest at 8% per annum payable quarterly and mature on December 31, 2005. The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.35 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[c].

The Company has agreed to repay the Series C promissory notes at a rate equal to 10% of gross sales as and when generated and as reported on the Company's quarterly and annual financial statements.

Repayment of the Series C promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

3. SERIES D PROMISSORY NOTES PAYABLE

	March 31, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	413,360	500,000	415,973	500,000
Repayment premium	62,004	75,000	62,396	75,000
Unamortized debt discount	(31,967)	(38,667)	(42,891)	(51,555)
	443,397	536,333	435,478	523,445
Accrued Interest	24,825	30,028	16,776	20,165
	468,222	566,361	452,254	543,610

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

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $62,004 (Cdn$75,000) was recorded as an increase to the promissory notes balance and as a deferred financing cost. The deferred financing cost is being amortized to interest expense over the 27-month term to maturity. The gross proceeds have been allocated to the promissory notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the promissory notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants is subject to accretion over the 27-month term to maturity of the promissory notes and recorded as interest expense.

Repayment of the Series D promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

4. SERIES E PROMISSORY NOTES PAYABLE

	March 31, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	496,032	600,000	499,168	600,000
Repayment premium	74,405	90,000	74,875	90,000
	570,437	690,000	574,043	690,000
Accrued interest	29,789	36,033	20,131	24,197
	600,226	726,033	594,174	714,197

During the months of November and December 2003, the Company issued an aggregate of $457,754 (Cdn$600,000) Series E promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum payable quarterly and are due on demand.

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $74,405 (Cdn$90,000) was recorded as an increase to the promissory notes balance and expensed immediately as interest since the notes are due on demand.

Repayment of the Series E promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

5. SERIES F CONVERTIBLE PROMISSORY NOTE PAYABLE

	March 31, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	124,070	150,075	124,855	150,075
Accrued interest	7,451	9,012	5,035	6,052
	131,521	159,087	129,890	156,127

On June 17, 2004, the Company issued a $112,517 (Cdn$150,075) Series F convertible promissory note to one shareholder. The note bears interest at a rate of 8% per annum payable quarterly and is due on demand.

The note is convertible at the option of the holder at any time before June 17, 2006 into units at a price of $0.95 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. The convertible promissory note contains an embedded beneficial conversion feature amounting to $32,000 that was calculated as the difference between the conversion price and the fair value of the units into which the promissory note is convertible multiplied by the number of units. The $32,000 was expensed immediately as interest since the note is due on demand.

Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.95 (Cdn$1.15) per share at any time before June 17, 2006.

Repayment of the Series F convertible promissory note has been guaranteed by the Company and is collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

6. SERIES G PROMISSORY NOTES PAYABLE

	March 31, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	330,688	400,000	332,779	400,000
Accrued interest	19,860	24,022	13,420	16,132
	350,548	424,022	346,199	416,132

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum payable quarterly and are due on demand.

Repayment of the Series G promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

7. SERIES H PROMISSORY NOTES PAYABLE

	March 31, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	186,012	225,000	-	-

On March 31, 2005, the Company issued an aggregate of $186,012 (Cdn$225,000) Series H promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum payable quarterly and are due on demand.

Repayment of the Series H promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

8. PROMISSORY NOTE PAYABLE

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

Promissory Note Payable

	March 31, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	2,007,975	2,428,847	2,020,671	2,428,847
Accrued interest	348,151	421,124	323,905	389,333
	2,356,126	2,849,971	2,344,576	2,818,180
Less current portion	380,829	460,651	383,237	460,651
	1,975,297	2,389,320	1,961,339	2,357,529

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2005 was 4.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $187,399 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2005, the current portion due on the promissory note is $380,829 (CDN$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2005, the non-current portion of the promissory note eligible for prepayment is $1,975,297 (CDN$2,389,320) and if the Company elected to prepay this amount with the issuance of common shares then as at April 1, 2005, this would result in the issuance of 3,024,456 common shares.

As at March 31, 2005, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,319,745 shares of the Company’s common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash. The Company continues to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

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

	March 31, 2005	December 31, 2004
	$	$

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	57,620	57,984
Accounts payable to Innovatia for GST on development services	62,548	62,943
Deferred revenue	332,948	322,927

9. SHARE CAPITAL

[a]	Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company, at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic and diluted loss per share. During the three months ended March 31, 2005, three holders of exchangeable shares exchanged 640,000 exchangeable shares into 640,000 common shares of the Company for no additional consideration. As at March 31, 2005 the holders of the Exchangeable Shares are entitled to 2,700,000 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b]	Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2004	2,379,642	5,671,354	$0.13 – $7.25	$1.07
Options granted	(680,000)	680,000	$0.54	$0.54
Options forfeited	185,000	(185,000)	$2.25 – $5.50	$3.24
Balance, March 31, 2005	1,884,642	6,166,354	$0.13 – $7.25	$0.94

As at March 31, 2005, 5,717,354 (December 31, 2004 – 5,037,354) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.82 (December 31, 2004 - Cdn$0.84).

[c]	Warrants

As at March 31, 2005, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class O warrants	250,000	$0.25	July 26, 2005
Class R warrants	574,999	$0.35 (Cdn. $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.35 (Cdn. $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.35 (Cdn. $0.425)	September 8, 2008
Class U warrants	466,875	$1.12 (Cdn. $1.36)	March 4, 2007
Class V warrants	2,000,000	$0.94 (Cdn. $1.14)	May 31, 2006
Class V warrants	4,000,000	$0.94 (Cdn. $1.14)	May 31, 2007
Class W warrants	76,923	$0.83 (Cdn. $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.83 (Cdn. $1.00)	September 21, 2007
	12,973,067

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

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statement of operations. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at March 31, 2005, no additional performance based milestones had been met.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months ended:

	March 31, 2005 $	March 31, 2004 $
Numerator:

Net loss for the period	(653,838)	(772,885)

Denominator:

Weighted average number of common stock outstanding	41,877,158	36,711,360
Weighted average number of common stock issuable on exercise of Exchangeable Shares	2,751,333	3,356,593
Weighted average number of common stock equivalents outstanding	44,628,491	40,067,953

Basic and diluted loss per share	(0.01)	(0.02)

[e] Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the three-month period ended March 31, 2005 and 2004 was estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	Three Months ended
	March 31, 2005	March 31, 2004
	$	$

Expected life of employee stock options (in years)	3.0	3.0
Volatility	123%	143%
Risk-free interest rate	3.12%	3.34%
Dividend yields	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.39	$0.52

For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized on a straight-line basis over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying FAS 123 to the Company's stock-based awards to employees would approximate the following:

	Three Months ended
	March 31, 2005	March 31, 2004
	$	$

Net loss	(653,838)	(772,885)
Compensation expense included in reported net loss	-	2,083
Compensation expense determined under the fair value method	(70,600)	(59,685)
Pro forma net loss	(724,438)	(830,487)

Basic and diluted loss per share
As reported	(0.01)	(0.02)
Pro forma	(0.02)	(0.02)

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the

Company’s statement of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 9[e] to these unaudited interim consolidated financial statements.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the risk factors that are included on page 19 of this quarterly report.

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

Results of Operations for the Three-Month Periods ended March 31, 2005 and March 31, 2004:

Sales

We have no sales for the three-month period ended March 31, 2005 and 2004.

Operating Expenses

Total operating costs for the three-month period ended March 31, 2005 were $476,506 compared to $610,684 for the three-month period ended March 31, 2004. The decrease in total costs of $134,178, or 22%, was primarily attributable to a decrease in salary expenses of $40,000, amortization of property and equipment of approximately $36,000, professional fees of $18,000 and travel costs of $18,000.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $76,136 and $161,143 for the three-month periods ended March 31, 2005 and March 31, 2004 respectively, representing a decrease of $ 85,007 or 53%.

The decrease of $85,007 in sales and marketing expense was primarily attributed to a decrease in salaries of $58,000 and travel of $23,000.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs of $208,909 for the three-month period ended March 31, 2005 was similar to the amount incurred in the three-month period ended March 31, 2004.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $191,461 and $241,774 for the three month periods ended March 31, 2005 and March 31, 2004 respectively, representing a decrease of $50,313 or 21%. The decrease is primarily attributed to a decrease in the amortization of property and equipment of $40,000 and professional and legal costs of $10,000. These costs reflect employee stock option compensation costs of $nil and $2,083 for the three-month periods ended March 31, 2005 and 2004 respectively.

Interest Expense

Our interest expense was $177,837 and $162,266 for the three-month period ended March 31, 2005 and 2004 respectively. The interest expense for the three-month period ended March 31, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $43,800 (Cdn.$53,743), and the amortization of the 15% repayment premium of the Series D promissory note of $6,792 (Cdn.$8,333) issued in September 2003. The interest expense for the three-month period ended March 31, 2004 includes the amortization of the debt discount on the Series C and D promissory notes of $40,799 (Cdn.$53,743) and the amortization of the 15% repayment premium of the Series D promissory note of $6,323 (Cdn.$8,333) issued in September 2003. The remaining interest expense for the three-month period ended March 31, 2005 and 2004 consist of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $653,838 and $772,885 for the three-month period ended March 31, 2005 and 2004 respectively. The primary reason for the decrease in net loss is due to a decrease in salary expenses of $40,000, amortization of property and equipment of approximately $36,000, professional fees of $18,000 and travel costs of $18,000.

Since inception through March 31, 2005, we have incurred aggregate net losses of approximately $41 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2005, we had $245,559 in cash and cash equivalents and a working capital deficiency of $6,206,209.

Operating Activities

Our operating activities resulted in net cash outflows of $0.5 million for the three-month period ended March 31, 2005. Our operating activities resulted in net cash outflows of $2.3 million for the fiscal year ended December 31, 2004. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $nil for the three-month period ended March 31, 2005. Investing activities resulted in net cash outflows of $109,079 for the fiscal year ended December 31, 2004. During the fiscal year ended 2004, we received proceeds of $8,963 from the sale of property and equipment and spent $118,042 on property and equipment purchased during the period. The investing activities in fiscal 2004 were limited due to our cash conservation plans. At March 31, 2005, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $0.2 million for the three-month period ended March 31, 2005 from the issuance of Series H promissory notes on March 31, 2005.

Financing activities resulted in net cash inflows of $2.9 million for the fiscal year ended December 31, 2004 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series F and G promissory notes, and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at March 31, 2005, we have $8,060,001 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at March 31, 2005	Maturity Date
Series C promissory notes payable	$3,967,347	December 31, 2005
Series D promissory notes payable	468,222	December 31, 2005
Series E promissory notes payable	600,226	on demand
Series F convertible promissory note payable	131,520	on demand
Series G promissory notes payable	350,548	on demand
Series H promissory notes payable	186,012	on demand
Innovatia Inc. promissory note payable	2,356,126	as discussed below
	$8,060,001

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,356,126 (CDN$2,849,971) of principal and accrued interest is outstanding at March 31, 2005. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2005 was 4.25%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $187,399 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2005, the current portion due on the promissory note is $380,829 (CDN$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2005, the non-current portion of the promissory note eligible for prepayment is $1,975,297 (CDN$2,389,320) and if we elected to prepay this amount with the issuance of common shares then as at April 1, 2005, this would result in the issuance of 3,024,456 common shares.

As at March 31, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,319,745 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. We will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

We believe Innovatia has not complied with the terms of its development and license agreements that gave rise to the promissory note debt obligation and as a result we have corresponded with Innovatia to resolve the matter.

The Company continues to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

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

The continued downturn in the telecommunications industry is causing some telecommunications companies to delay making any capital expenditures in connection with replacing their legacy voicemail systems. If telecommunication companies delay their capital expenditures, then the generation of our revenues could also be delayed.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2005. Management projects that we will require an additional $8.5 to $9.1 million to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, broken down as follows:

Estimated Funding Required During the Next Twelve Months
Operating expenses
Sales and Marketing	$650,000 - $800,000
General and Administrative	$850,000 - $950,000
Research and Development	$850,000 - $950,000
Capital Expenditures	$50,000 - $100,000
Working capital	$400,000 - $500,000
Debt
Payment of principal and interest on promissory notes (1)	$5,700,000 - $5,800,000
Total	$8,500,000 - $9,100,000

(1)     Included in this amount are the Series C, D, E, F, G and H promissory notes. We expect to renegotiate $4.4 million of Series C and D promissory notes to extend out the maturity date, however, at the date of filing, no terms have been discussed. Included in the remaining amount are the Series E, F, G and H promissory notes which are due on demand, however, we believe that these amounts will remain outstanding into 2006.

We plan to raise the capital required to satisfy these immediate short-term needs and additional capital required to meet the balance of our estimated funding requirements for the next twelve months primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and our software gains acceptance from Tier 1 telecommunications companies. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2005 generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

Revenue Recognition

Revenues will be derived from sales of software licenses, hardware and maintenance and training services. We intend to sell software licenses with maintenance and training services, hardware on a stand-alone basis and bundled arrangements including software, hardware and maintenance and training services. We intend to license our software to customers for an indefinite period of time.

We will recognize revenue in accordance with Statement of Position SOP 97-2 "Software Revenue Recognition" and Staff Accounting Bulletin 104 "Revenue Recognition ".

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

For software arrangements involving multiple elements, we will allocate revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately. Our product and services are generally sold as part of a contract involving software, hardware, maintenance and training. Vendor specific objective evidence is used to determine the relative fair values of these various elements in each of the contracts.

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

Revenues from maintenance will be recognized rateably over the term of the arrangement, generally one year, and revenues from training will be recognized as the services are performed.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 9(e) to our unaudited interim consolidated financial statements for the three-month period ended March 31, 2005. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We have estimated that we will require between $8.5 and $9.1 million to carry out our business plan in the next twelve months, and we will need to raise additional funds to:

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We have a history of losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through March 31, 2005, we have incurred aggregate net losses of approximately $41 million. Our loss from operations for the quarter ended March 31, 2005 was $0.7 million and the fiscal year ended December 31, 2004 was $40.2 million. We also incurred a loss from operations for each of the years ended December 31, 2003, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will earn revenues, we expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report on the December 31, 2004 consolidated financial statements. Our unaudited interim consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

If we elect to pay fees to Innovatia in common stock then our shareholders will be subject to further, and maybe significant, dilution.

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,356,126 (CDN$2,849,971) of principal and accrued interest is outstanding at March 31, 2005. The promissory note is repayable each quarter at the lesser of $187,399 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2005, the current portion due on the promissory note is $380,829 (CDN$460,651) and as of April 1, 2005, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2005, the non-current portion of the promissory note eligible for prepayment is $1,975,297 (CDN$2,389,320) and if we elected to prepay this amount with the issuance of common shares then as at April 1, 2005, this would result in the issuance of 3,024,456 common shares. As at April 1, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,319,745 shares of common stock.

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

We shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. Instead of being dependent on a small number of customers for the sales of our products (as we were in our three previous fiscal years), we are currently dependent on our sole channel partner, Avaya Inc., for sales of our products. If Avaya is unable to generate significant sales of our products or we are unable to expand the number of channel partner relationships, our business, financial condition and results of operations would be materially and adversely affected.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at May 1, 2005. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2005, in connection with the exercise of 550,000 exchangeable shares, we issued 550,000 common shares for no additional consideration to two non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On February 3, 2005, in connection with the exercise of 90,000 exchangeable shares, we issued 90,000 common shares for no additional consideration to one non-U.S. person (as such term is defined in Regulation S of the

Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

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

10.61	Form of subscription agreement in connection with the issuance of the Series F Promissory Note dated June 17, 2004 between Voice Mobility Inc. and William Laird. (16)
10.62	Form of subscription agreement in connection with the issuance of the Series G Promissory Note dated July 1, 2004 between Voice Mobility Inc. and each of William Laird and Margit Kristiansen. (17)

10.63	Form of Debt Settlement and Subscription Agreement dated August 19, 2004 between Voice Mobility International, Inc. and 4 P Management Partners S.A. (17)
10.64	Form of Subscription Agreements in connection with the unit financing dated August 27, 2004 between Voice Mobility International Inc. and Morgan Sturdy. (17)
10.65

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Jim Cox, Jeff Reed, Alistair Boulton, Honor de Pencier, James Graham, William Greaves, Columbia Marketing Ltd., Bekin Business S.A., Wolfram Boehm, Heinz Hoefliger, Sthakwy Fishing Company Ltd., Lila Jung, 608314 BC Ltd., Kelly Selkirk, Mike Hope Brent Peters, Paul Currie, Barbara McKnight, Stanley Steed, Edward Morris, Jamie Robertson, Randall West, John Ross, Chartwell Investment Services, Shalimar Business Services, Erich Hofer, Stu Ostlund, Bill Whitehead, Monty Sutton, Doug Johnson and Bob Tassone. (17)

10.66

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Barbara McKnight, Chris Thomas, Renee Patterson and Don Donis. (17)

10.67

Form of Subscription Agreement in connection with the issuance of the Series H Promissory Notes, dated April 1, 2005, between Voice Mobility Inc. and each of Bearberry Investments and Margit Kristiansen. (18)

14.1	Code of Ethics. (15)
31*	Section 302 Certification of Randy Buchamer, dated May 16, 2005
32*	Section 906 Certification of Randy Buchamer, dated May 16, 2005

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

(18) Previously submitted with our Amendment No. 1 to Form SB-2, as filed on May 13, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Randy G. Buchamer

Chief Executive Officer and Director

Principal Executive Officer and Principal Financial Officer

Dated: May 16, 2005