Form 10QSB
period 2005-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2005-08-15
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

47,305,611 shares of common stock issued and outstanding as of August 1, 2005. As of August 1, 2005, there were 1,450,000 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - June 30, 2005 and December 31, 2004
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended June 30, 2005 and 2004 and Six Months Ended June 30, 2005 and 2004
c)	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004
d)	Notes to the Consolidated Financial Statements - June 30, 2005

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

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Nature of Operations and Basis of Presentation)

As at	June 30,	December 31,
	2005	2004
	$	$
ASSETS (notes 2, 3, 4, 5, 6, and 7)
Current
Cash and cash equivalents	2,931,058	566,254
Accounts receivables	21,589	-
Other receivables (note 9[a])	338,465	10,813
Prepaid expenses	26,400	31,096
Total current assets	3,317,512	608,163

Deferred contract costs (note 8)	81,631	81,631
Deferred finance costs (note 3)	13,601	27,730
Property and equipment [net of accumulated amortization: June 30, 2005 – $2,916,145; December 31, 2004 - $2,934,908]	65,791	105,078
Total assets	3,478,535	822,602

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 8)	419,531	159,968
Accrued liabilities (note 8)	187,900	216,582
Employee related payables	69,535	63,369
Deferred revenue	-	12,126
Series C promissory notes payable (note 2)	4,025,016	3,882,338
Series D promissory notes payable (note 3)	480,842	452,254
Series E promissory notes payable (note 4)	602,252	594,174
Series F convertible promissory note payable (note 5)	132,268	129,890
Series G promissory notes payable (note 6)	352,538	346,199
Series H promissory notes payable (note 7)	372,559	-
Current portion of promissory note payable (note 8)	375,919	383,237
Total current liabilities	7,018,360	6,240,137

Deferred revenue (note 8)	316,760	322,927
Promissory note payable (note 8)	1,975,772	1,961,339
Total liabilities	9,310,892	8,524,403

Stockholders' deficiency (note 9)
Common stock, $0.001 par value, authorized 100,000,000
46,055,611 outstanding [2004 - 41,288,491]	46,056	41,288
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	36,958,438	33,880,606
Accumulated deficit	(41,609,871)	(40,247,098)
Other accumulated comprehensive loss	(1,226,981)	(1,376,598)
Total stockholders' deficiency	(5,832,357)	(7,701,801)
Total liabilities and stockholders' deficiency	3,478,535	822,602

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004
	$	$	$	$

Sales	29,255	-	29,255	-
Cost of sales	3,248	-	3,248	-
Gross Profit	26,007	-	26,007	-

Operating expenses
Sales and marketing (note 9[c])	117,019	1,287,740	193,155	1,448,882
Research and development	191,874	184,306	400,783	392,074
General and administrative	246,662	451,295	438,124	693,069
	555,555	1,923,341	1,032,062	2,534,025
Loss from operations	529,548	1,923,341	1,006,055	2,534,025
Interest income	(2,509)	(452)	(3,014)	(517)
Interest expense	181,895	155,035	359,732	317,301
Net loss for the period	708,934	2,077,924	1,362,773	2,850,809
Foreign currency translation gains	(109,893)	(88,042)	(149,617)	(171,788)
Comprehensive loss for the period	599,041	1,989,882	1,213,156	2,679,021

Basic and diluted loss per share (note 9[d])	(0.02)	(0.05)	(0.03)	(0.07)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the six months ended,

	June 30,	June 30,
	2005	2004
	$	$

OPERATING ACTIVITIES
Net loss for the period	(1,362,773)	(2,850,809)
Non-cash items included in net loss
Amortization of property and equipment	36,997	76,880
Amortization of deferred finance costs	13,491	12,454
Non-cash interest expense	87,005	80,319
Non-cash sales and marketing expense	-	1,169,591
Common stock issued on settlement agreement	-	112,500
Stock based compensation	-	10,568
Gain on disposal of property and equipment	-	(1,546)
	(1,225,280)	(1,390,043)
Net change in operating assets and liabilities	233,866	104,691
Cash used in operating activities	(991,414)	(1,285,352)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(20,401)
Proceeds on sale of property and equipment	-	4,227
Cash used in investing activities	-	(16,174)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,997,354	764,783
Proceeds from Series H promissory notes payable	364,257	-
Proceeds from Series F convertible promissory note payable	-	112,517
Proceeds on exercise of common stock warrants	-	406,076
Proceeds on exercise of stock options	-	26,892
Cash provided by financing activities	3,361,611	1,310,268

Effect of change in foreign exchange rate on cash and cash equivalents	(5,393)	(9,579)

Increase (decrease) in cash and cash equivalents	2,364,804	(837)
Cash and cash equivalents, beginning of period	566,254	85,636
Cash and cash equivalents, end of period	2,931,058	84,799

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2005

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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the annual consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $1,362,773 for the six-months ended June 30, 2005 and has a working capital deficiency of $3,700,848 as at June 30, 2005 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2004, the Company received net proceeds of $2.9 million in connection with the issuance of debt and equity financing and the exercise of outstanding options and warrants. In addition, during the six-month period ended June 30, 2005, the Company received net proceeds of $2.8 million in connection with the issuance of common stock and common stock purchase warrants and received proceeds of $364,000 in connection with the issuance of the Series H promissory notes payable. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. SERIES C PROMISSORY NOTES PAYABLE

	June 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	3,784,500	4,637,526	3,858,175	4,637,526
Unamortized debt discount	(66,679)	(81,708)	(135,953)	(163,416)
	3,717,821	4,555,818	3,722,222	4,474,110
Accrued interest	307,195	376,436	160,116	192,459
	4,025,016	4,932,254	3,882,338	4,666,569

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

3. SERIES D PROMISSORY NOTES PAYABLE

	June 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	408,030	500,000	415,973	500,000
Repayment premium	61,205	75,000	62,396	75,000
Unamortized debt discount	(21,036)	(25,778)	(42,891)	(51,555)
	448,199	549,222	435,478	523,445
Accrued Interest	32,643	40,001	16,776	20,165
	480,842	589,223	452,254	543,610

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

4. SERIES E PROMISSORY NOTES PAYABLE

	June 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	489,636	600,000	499,168	600,000
Repayment premium	73,445	90,000	74,875	90,000
	563,081	690,000	574,043	690,000
Accrued interest	39,171	48,000	20,131	24,197
	602,252	738,000	594,174	714,197

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

5. SERIES F CONVERTIBLE PROMISSORY NOTE PAYABLE

	June 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	122,470	150,075	124,855	150,075
Accrued interest	9,798	12,006	5,035	6,052
	132,268	162,081	129,890	156,127

On June 17, 2004, the Company issued a $112,517 (Cdn$150,075) Series F convertible promissory note to one shareholder. The note bears interest at a rate of 8% per annum payable quarterly and is due on demand.

The note is convertible at the option of the holder at any time before June 17, 2006 into units at a price of $0.94 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. The convertible promissory note contains an embedded beneficial conversion feature amounting to $32,000 that was calculated as the difference between the conversion price and the fair value of the units into which the promissory note is convertible multiplied by the number of units. The $32,000 was expensed immediately as interest since the note is due on demand.

Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.94 (Cdn$1.15) per share at any time before June 17, 2006.

Repayment of the Series F convertible promissory note has been guaranteed by the Company and is collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

6. SERIES G PROMISSORY NOTES PAYABLE

	June 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	326,424	400,000	332,779	400,000
Accrued interest	26,114	32,000	13,420	16,132
	352,538	432,000	346,199	416,132

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G promissory notes to two shareholders. The notes bear interest at a rate of 8% per annum payable quarterly and are due on demand.

Repayment of the Series G promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

7. SERIES H PROMISSORY NOTES PAYABLE

	June 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	367,227	450,000	-	-
Accrued interest	5,332	6,534	-	-
	372,559	456,534	-	-

During the months of March and May 2005, the Company issued an aggregate of $367,227 (Cdn$450,000) Series H promissory notes to three shareholders. The notes bear interest at a rate of 8% per annum payable quarterly and are due on demand.

Repayment of the Series H promissory notes have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

8. PROMISSORY NOTE PAYABLE

The Company believes Innovatia Inc. ("Innovatia"), a wholly-owned subsidiary of Aliant Inc. ("Aliant") has not complied with the terms of the development agreement and the software license agreement that gave rise to the promissory note payable and the other related assets and liabilities as described below. As a result, the Company has corresponded with Aliant to discuss a proposed settlement. Any settlement, which could differ materially from the amounts currently reported, will be recorded in the period it occurs.

Promissory Note Payable

	June 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	1,982,085	2,428,847	2,020,671	2,428,847
Accrued interest	369,606	452,915	323,905	389,333
	2,351,691	2,881,762	2,344,576	2,818,180
Less current portion	375,919	460,651	383,237	460,651
	1,975,772	2,421,111	1,961,339	2,357,529

On December 28, 2001, the Company issued Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2005 was 4.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of

$184,983 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2005, the current portion due on the promissory note is $375,919 (CDN$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2005, the non-current portion of the promissory note eligible for prepayment is $1,975,772 (CDN$2,421,111) and if the Company elected to prepay this amount with the issuance of common shares then as at July 1, 2005, this would result in the issuance of 2,421,111 common shares.

As at June 30, 2005, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 2,716,400 shares of the Company’s common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash. The Company continues to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

Other Related Assets and Liabilities

In addition to the promissory note payable, the Company’s financial statements include certain Canadian dollar denominated assets and liabilities that have not changed since December 31, 2002. Each balance originated in connection with either the initial development agreement with Innovatia or the three-year software license agreement with Aliant that was signed on June 19, 2002. The Company received an initial payment from Aliant immediately after signing the software license agreement to deliver certain software products and services however, the deployment of product did not occur as planned. The US dollar equivalent of these assets and liabilities as reported in the Company’s financial statements is as follows:

	June 30, 2005	December 31, 2004
	$	$

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	56,877	57,984
Accounts payable to Innovatia for GST on development services	61,741	62,943
Deferred revenue	316,760	322,927

9. SHARE CAPITAL

[a]	Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited ("VM Canada"), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable

Share is exchangeable for one common share of the Company, at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each VM Canada Exchangeable Share as equivalent to one share of its common stock and therefore the VM Canada Exchangeable Shares are included in the computation of basic and diluted loss per share. During the six months ended June 30, 2005, holders of VM Canada Exchangeable Shares exchanged 640,000 VM Canada Exchangeable Shares into 640,000 common shares of the Company for no additional consideration. As at June 30, 2005 the holders of the remaining VM Canada Exchangeable Shares are entitled to 2,700,000 individual votes in all matters of the Company. As the VM Canada Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On June 27, 2005, in connection with a private placement transaction, the Company issued 4,100,000 units at $0.81 (Cdn$1.00) per unit for net cash proceeds of $3,082,599 (Cdn$3,794,063). $2,758,420 of the net cash proceeds was received in June 2005 with the remaining $324,179 collected in July 2005. Each unit consists of one share of common stock and one half of one Class X share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.89 (Cdn$1.10) per share. A director and officer of the Company purchased 25,000 units in this private placement for net cash proceeds of $20,312 (Cdn$25,000). The Company incurred $9,634 (Cdn$11,857) in professional fees and $238,934 (Cdn$294,080) in financing fees for a total of $248,568 (Cdn$305,937). The Company also issued 27,120 common shares and 13,560 Class X share purchase warrants to a third party as a financing fee. The warrants also include a call feature at the option of the Company that is described in Note 9[c].

[b]	Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2004	2,379,642	5,671,354	$0.13 – $7.25	$1.07
Options granted	(968,750)	968,750	$0.53 - $0.82	$0.59
Options forfeited	310,000	(310,000)	$2.25 – $7.25	$4.85
Balance, June 30, 2005	1,720,892	6,330,104	$0.13 – $5.50	$0.80

As at June 30, 2005, 6,006,104 (June 30, 2004 - 5,687,627) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.82 (December 31, 2004 - Cdn$0.84).

[c]	Warrants

As at June 30, 2005, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class O warrants	250,000	$0.25	July 26, 2005
Class R warrants	574,999	$0.35 (Cdn. $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.35 (Cdn. $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.35 (Cdn. $0.425)	September 8, 2008
Class U warrants	466,875	$1.11 (Cdn. $1.36)	March 4, 2007
Class V warrants	2,000,000	$0.93 (Cdn. $1.14)	May 31, 2006
Class V warrants	4,000,000	$0.93 (Cdn. $1.14)	May 31, 2007
Class W warrants	76,923	$0.82 (Cdn. $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.82 (Cdn. $1.00)	September 21, 2007
Class X warrants	2,063,560	$0.89 (Cdn. $1.10)	June 26, 2008
	15,036,627

The Class R, S and T share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn. $1.275 on the Toronto Stock Exchange for a period of 30 consecutive days. The Class U share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn. $3.00 on the Toronto Stock Exchange for a period of 30 consecutive days. The Class W share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn. $2.25 on the Toronto Stock Exchange for a period of 30 consecutive days. The Class X share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn. $2.00 on the Toronto Stock Exchange for a period of 30 consecutive days. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing and included in the statement of operations for the three and six-month periods ended June 30, 2004. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at June 30, 2005, no additional performance based milestones had been met.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and six months ended:

	Three Months ended		Six Months ended
	June 30		June 30
	2005	2004	2005	2004
Numerator:

Net loss for the period	$(708,934)	$(2,077,924)	$(1,362,773)	$(2,850,809)

Denominator:

Weighted average number of common stock outstanding	42,109,903	37,374,223	41,993,672	38,037,086
Weighted average number of common stock issuable on
exercise of exchangeable shares	2,700,000	3,349,725	2,725,525	3,342,857
Weighted average number of common stock equivalents
outstanding	44,809,903	40,723,948	44,719,197	41,379,943

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.03)	$(0.07)

[e] Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the three and six-month periods ended June 30, 2005 and 2004 was estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	Three Months ended June 30		Six Months ended June 30
	2005	2004	2005	2004

Expected life of employee stock options (in years)	3.07	3.05	3.07	3.05
Volatility	127%	142%	124%	142%
Risk-free interest rate	3.16%	3.34%	3.13%	3.34%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.55	$0.66	$0.44	$0.59

For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized on a straight-line basis over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying FAS 123 to the Company's stock-based awards to employees would approximate the following:

	Three Months ended June 30		Six Months ended June 30
	2005 $	2004 $	2005 $	2004 $

Net loss for the period	(708,934)	(2,077,924)	(1,362,773)	(2,850,809)
Compensation expense included in reported net loss	-	8,485	-	10,568
Compensation expense determined under the fair value method	(87,225)	(882,356)	(157,825)	(942,041)
Pro forma net loss	(796,159)	(2,951,795)	(1,520,598)	(3,782,282)

Basic and diluted loss per share
As reported	(0.02)	(0.05)	(0.03)	(0.07)
Pro forma	(0.02)	(0.07)	(0.03)	(0.09)

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

11. SUBSEQUENT EVENTS

[a] On July 4, 2005, the Company granted 150,000 stock options to a consultant in exchange for public relation services.

[b] On July 25, 2005, the Company extended the expiry date of the Class O warrants from July 26, 2005 to September 12, 2005 for no additional consideration.

[c] As at August 10, 2005, holders of VM Canada Exchangeable Shares have exchanged 1,787,500 VM Canada Exchangeable Shares into 1,787,500 common shares of the Company for no additional consideration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to consolidated interim unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that are included on page 20 of this quarterly report.

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

Results of Operations for the Three-Month Periods ended June 30, 2005 and June 30, 2004:

Sales

Sales for the three-month period ended June 30, 2005 were $29,255, compared to $nil for the three-month period ended June 30, 2004. Sales for the three-month period ended June 30, 2005 were from recognition of deferred revenue related to One1Voice Solutions Inc. of $11,755 and technical training and support services provided to Avaya, our channel partner of $17,500.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended June 30, 2005, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $3,248 and $nil for the three-month period ended June 30, 2005 and 2004 respectively. Cost of sales for the three-month period ended June 30, 2005 was related to personnel, travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended June 30, 2005 were $555,555 compared to $1,923,341 for the three-month period ended June 30, 2004. The decrease in total costs of $1,367,786, or 71%, was primarily attributable to the issuance of Class V warrants to Avaya in June 2004. During the three-month period ended June 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease in total costs was attributable to decreases in amortization of property and equipment, professional fees and facility costs.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $117,019 and $1,287,740 for the three-month periods ended June 30, 2005 and June 30, 2004 respectively, representing a decrease of $1,170,721 or 91%.

The decrease of $1,170,721 in sales and marketing expense was primarily attributed to the issuance of Class V warrants to Avaya in June 2004. During the three-month period ended June 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $191,874 and $184,306 for the three-month periods ended June 30, 2005 and June 30, 2004 respectively, representing an increase of $7,568 or 4%. The increase of $7,568 is primarily a result of an increase in data and voice transmission costs and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $246,662 and $451,295 for the three month periods ended June 30, 2005 and June 30, 2004 respectively, representing a decrease of $204,633 or 45%. The decrease is primarily attributed to a decrease in overall professional fees and legal costs. During the three-month period ended June 30, 2004, we paid CDN$150,000 in cash and issued 187,500 shares of our common stock valued at $112,500 related to a settlement agreement with a former employee. These costs also reflect stock option compensation cost of $nil and $8,485 for the three-month periods ended June 30, 2005 and 2004 respectively.

Interest Expense

Our interest expense was $181,895 and $155,035 for the three-month period ended June 30, 2005 and 2004 respectively. The interest expense for the three-month period ended June 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $43,205 (Cdn$53,743), and the amortization of the 15% repayment premium of the Series D promissory note of $6,699 (Cdn$8,333) issued in September 2003. The interest expense for the three-month period ended June 30, 2004 includes the amortization of the debt discount on the Series C and D promissory notes of $39,540 (Cdn$53,743) and the amortization of the 15% repayment premium of the Series D promissory note of $6,131 (Cdn$8,333) issued in September 2003. The remaining interest expense for the three-month period ended June 30, 2005 and 2004 consist of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $708,934 and $2,077,924 for the three-month period ended June 30, 2005 and 2004 respectively. The primary reason for the decrease in net loss is due to the issuance of Class V warrants to Avaya in June 2004. During the three-month period ended June 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease was attributable to decreases in amortization of property and equipment, professional fees and data and voice transmission costs and related facility costs.

Since inception through June 30, 2005, we have incurred aggregate net losses of approximately $41.6 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Six-Month Periods ended June 30, 2005 and June 30, 2004:

Sales

Sales for the six-month period ended June 30, 2005 were $29,255, compared to $nil for the six-month period ended June 30, 2004. Sales for the six-month period ended June 30, 2005 were from recognition of deferred revenue related to One1Voice Solutions Inc. of $11,755 and technical training and support services provided to Avaya, our channel partner of $17,500.

We have shifted our sales approach from direct sales to sales through channel partners. During the six-month period ended June 30, 2005, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $3,248 and $nil for the six-month period ended June 30, 2005 and 2004 respectively. Cost of sales for the six-month period ended June 30, 2005 was related to personnel, travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the six-month period ended June 30, 2005 were $1,032,062 compared to $2,534,025 for the six-month period ended June 30, 2004. The decrease in total costs of $1,501,963, or 59%, was primarily attributable to the issuance of Class V warrants to Avaya in June 2004. During the six-month period ended June 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decreases in total costs were attributable to decreases of amortization of property and equipment, professional fees and facility costs.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $193,155 and $1,448,882 for the six-month periods ended June 30, 2005 and June 30, 2004 respectively, representing a decrease of $1,255,727 or 87%. The decrease of $1,255,727 in sales and marketing expense was primarily attributed to the issuance of Class V warrants to Avaya in June 2004. During the six-month period ended June 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease in sales and marketing expenses were attributable to decreases in personnel costs.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $400,783 and $392,074 respectively for the six-month periods ended June 30, 2005 and June 30, 2004 respectively, representing an increase of $8,709 or 2%. The increase of $8,709 is primarily a result of an increase in data and voice transmission, and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $438,124 and $693,069 for the six month periods ended June 30, 2005 and June 30, 2004 respectively, representing a decrease of $254,945 or 37%. These costs reflect employee stock option compensation cost of $nil and $10,568 for the six-month periods ended June 30, 2005 and 2004 respectively.

The decrease of $244,377 (net of stock based compensation) is a result of a decrease in legal and professional fees. During the three-month period ended June 30, 2004, we paid CDN$150,000 in cash and issued 187,500 shares of our common stock valued at $112,500 related to a settlement agreement with a former employee.

Interest Expense

Our interest expense was $359,732 and $317,301 for the six-month period ended June 30, 2005 and 2004 respectively. The interest expense for the six-month period ended June 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $87,005 (Cdn$107,486), and the amortization of the 15% repayment premium of the Series D promissory note of $13,491 (Cdn$16,667) issued in September 2003. The interest expense for the six-month period ended June 30, 2004 includes the amortization of the debt discount on the Series C and D promissory notes of $80,319 (Cdn$107,486) and the amortization of the 15% repayment premium of the Series D promissory note of $12,454 (Cdn$16,667) issued in September 2003. The remaining interest expense for the six-month period ended June 30, 2005 and 2004 consist of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was            $1,362,773 and $2,850,809 for the six-month period ended June 30, 2005 and 2004 respectively. The primary reason for the decrease in net loss is due to the issuance of Class V warrants to Avaya in June 2004. During the six-month period ended June 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease was attributable to decreases in amortization of property and equipment, personnel costs and in legal and professional fees.

Since inception through June 30, 2005, we have incurred aggregate net losses of approximately $41.6 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2005, we had $2,931,058 in cash and cash equivalents and a working capital deficiency of $3,700,848.

Operating Activities

Our operating activities resulted in net cash outflows of $1.0 million for the six-month period ended June 30, 2005. Our operating activities resulted in net cash outflows of $2.3 million for the fiscal year ended December 31, 2004. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $nil for the six-month period ended June 30, 2005. Investing activities resulted in net cash outflows of $109,079 for the fiscal year ended December 31, 2004. During the fiscal year ended 2004, we received proceeds of $8,963 from the sale of property and equipment and spent $118,042 on property and equipment purchased during the period. The investing activities in fiscal 2004 were limited due to our cash conservation plans. At June 30, 2005, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $3.4 million for the six-month period ended June 30, 2005 from the issuance of common shares and share purchase warrants in a private placement transaction in June 2005 and the issuance of Series H promissory notes in April and May 2005.

Financing activities resulted in net cash inflows of $2.9 million for the fiscal year ended December 31, 2004 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series F and G promissory notes, and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at June 30, 2005, we have $ 8,317,166 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at June 30, 2005	Maturity Date
Series C promissory notes payable	$4,025,016	December 31, 2005 (1)
Series D promissory notes payable	480,842	December 31, 2005 (1)
Series E promissory notes payable	602,252	on demand (1)
Series F convertible promissory note payable	132,268	on demand (1)
Series G promissory notes payable	352,538	on demand (1)
Series H promissory notes payable	372,559	on demand (1)
Innovatia Inc. promissory note payable	2,351,691	as discussed below
	$ 8,317,166

(1) We expect to renegotiate $5.9 million of Series C, D, E, F, G and H promissory notes to extend out the maturity date, however, at the date of filing, no terms have been finalized. We have received approval from our Board of Directors and conditional approval from the Toronto Stock Exchange for this transaction.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,351,691 (CDN$2,881,762) of principal and accrued interest is outstanding at June 30, 2005. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2005 was 4.25%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $184,983 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2005, the current portion due on the promissory note is $375,919 (CDN$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2005, the non-current portion of the promissory note eligible for prepayment is $1,975,772 (CDN$2,421,111) and if we elected to prepay this amount with the issuance of common shares then as at July 1, 2005, this would result in the issuance of 2,421,111 common shares.

As at June 30, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 2,716,400 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. We will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

We believe Innovatia has not complied with the terms of its development and license agreements that gave rise to the promissory note debt obligation and as a result we have corresponded with Innovatia to resolve the matter.

We continue to accrue interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on when telecommunication companies will replace their legacy voicemail systems and implement new technology, like our enhanced messaging software. We cannot predict when telecommunication companies will adopt such technology and this causes some uncertainty with respect to the growth of and our ability to generate revenues.

The continued downturn in the telecommunications industry is causing some telecommunications companies to delay making any capital expenditures in connection with replacing their legacy voicemail systems. If telecommunication companies delay their capital expenditures, then the generation of our revenues could also be delayed.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2005, however, we have completed a private placement transaction for net proceeds of $3 million in June 2005 and we plan to extend the maturity date of $5.9 million of the Series C, D, E, F, G and H promissory notes. Subject to the completion of the extension of the promissory notes, management does not anticipate the need to raise additional capital to fund operations over the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital.

We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and our software gains acceptance from Tier 1 telecommunications companies. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate product revenues from Tier I telecommunications providers in 2005 generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated unaudited interim financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our unaudited interim consolidated financial statements is critical to an understanding of our operating results and financial position.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 9(e) to our unaudited interim consolidated financial statements for the three and six-month periods ended June 30, 2005. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

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

Since inception through June 30, 2005, we have incurred aggregate net losses of approximately $41.6 million. Our loss from operations for the six months ended June 30, 2005 was $1.4 million and the fiscal year ended December 31, 2004 was $3.5 million. We also incurred a loss from operations for each of the years ended December 31, 2003, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,351,691 (CDN$2,881,762) of principal and accrued interest is outstanding at June 30, 2005. The promissory note is repayable each quarter at the lesser of $184,983 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2005, the current portion due on the promissory note is $375,919 (CDN$460,651) and as of July 1, 2005, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2005, the non-current portion of the promissory note eligible for prepayment is $1,975,772 (CDN$2,421,111) and if we elected to prepay this amount with the issuance of common shares then as at July 1, 2005, this would result in the issuance of 2,421,111 common shares. As at July 1, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 2,716,400 shares of common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at August 1, 2005. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2005, in connection with a private placement transaction, we issued 4,100,000 units at $0.81 (CDN$1.00) per unit for net proceeds of $3,082,599 (CDN$3,794,063) to 54 non-U.S. persons (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933. Each unit consists of one share of our common stock and one half of one share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.89 (CDN$1.10) per share. We also issued 27,120 common shares and 13,560 share purchase warrants to a third party, who is non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) as financing fee.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual general meeting of shareholders on June 10, 2005 in Vancouver, British Columbia, Canada.

Two proposals were approved by the shareholders at the annual general meeting as follows.

1) The following directors were elected at the annual general meeting: Mr. James J. Hutton, Randy G. Buchamer, William E. Krebs, Morgan Sturdy, Donald A. Calder, Robert E. Neal and Gary Donahee. Each of these directors was elected for a one-year term expiring at the annual meeting of shareholders to be held in 2006. Each director that was elected received 21,968,330 votes for and 3,750 votes abstaining.

2) The selection of Ernst & Young LLP., Chartered Accountants, as independent registered public accounting firm for the year ending December 31, 2005 was ratified and the proposed board of directors were authorized to fix the remuneration of the auditors. The shareholders approved this proposal with 21,970,430 votes for and 1,650 votes against.

Item 5. Other Information.

None.

Item 6. Exhibits.

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
10.65

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Jim Cox, Jeff Reed, Alistair Boulton, Honor de Pencier, James Graham, William Greaves, Columbia Marketing Ltd., Bekin Business S.A., Wolfram Boehm, Heinz Hoefliger, Sthakwy Fishing Company Ltd., Lila Jung, 608314 BC Ltd., Kelly Selkirk, Mike Hope Brent Peters, Paul Currie, Barbara McKnight, Stanley Steed, Edward Morris, Jamie Robertson, Randall West, John Ross, Chartwell Investment Services, Shalimar Business Services, Erich Hofer, Stu Ostlund, Bill Whitehead, Monty Sutton, Doug Johnson and Bob Tassone. (17)

10.66

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Barbara McKnight, Chris Thomas, Renee Patterson and Don Donis. (17)

10.67

Form of Subscription Agreement in connection with the issuance of the Series H Promissory Notes, dated April 1, 2005, between Voice Mobility Inc. and each of Bearberry Investments and Margit Kristiansen. (18)

10.68*

Form of Subscription Agreements in connection with the unit financing dated June 27, 2005 between Voice Mobility International Inc. and each of Doug Johnson, Mike Bennett, BC Advantage Fund (VCC) Ltd., Randy Buchamer, Paul Currie, Michael David, John Herdman, Bernie Hertel, HighTec Venture Capital Inc., Harold Hodgson, Thomas Jaw, Betty Ku, Jeff Lewis, Barbara McKnight, Tan Van Nguyen, Stuart Ostlund, Jamie Robertson, Robert Semple Sthakwy Fishing Company Ltd., Ian Stuart, Aaron and Carling Sundberg, Bob Tassone, Chris Thomas, John Tognetti, Randall West, James Yii, Stanley Steed, Alpine Atlantic, APAX Consultants Ltd., Arlington Group Ltd., Bank Julius Baer & Co. Ltd., Chartwell Investments, Jan Dekker, J.T. Eberhard, Erich Hofer, James Ladner, Professional Trading Services SA, Bruno Sauter, H.J.M. Schepers and Shalimar Business Services SA.

14.1	Code of Ethics. (15)
31*	Section 302 Certification of Randy Buchamer, dated August 15, 2005
32*	Section 906 Certification of Randy Buchamer, dated August 15, 2005

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

Dated: August 15, 2005