Form 10QSB
period 2005-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2005-11-14
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes []  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

48,287,111 shares of common stock issued and outstanding as of November 1, 2005. As of November 1, 2005, there were 912,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - September 30, 2005 and December 31, 2004
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended September 30, 2005 and 2004 and Nine Months Ended September 30, 2005 and 2004
c)	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004
d)	Notes to the Consolidated Financial Statements - September 30, 2005

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

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Basis of Presentation)

As at	September 30,	December 31,
	2005	2004
	$	$
ASSETS (note 2)
Current
Cash and cash equivalents	2,784,483	566,254
Other receivables	13,759	10,813
Prepaid expenses	43,280	31,096
Total current assets	2,841,522	608,163

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs (note 2)	775,638	27,730
Property and equipment [net of accumulated amortization: September 30, 2005 – $3,086,913; December 31, 2004 - $2,934,908]	58,226	105,078
Total assets	3,757,017	822,602

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	148,992	159,968
Accrued liabilities (note 3)	156,665	216,582
Employee related payables	166,522	63,369
Deferred revenue	-	12,126
Series C, D, E, F, G & H notes payable (note 2)	-	5,404,855
Current portion of promissory note payable (note 3)	396,191	383,237
Total current liabilities	868,370	6,240,137

Deferred revenue (note 3)	333,842	322,927
Series C, D, E, F, G & H notes payable (note 2)	6,450,240	-
Promissory note payable (note 3)	2,110,390	1,961,339
Total liabilities	9,762,842	8,524,403

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
48,287,111 outstanding [2004 - 41,288,491]	48,287	41,288
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	37,982,623	33,880,606
Accumulated deficit	(42,469,033)	(40,247,098)
Other accumulated comprehensive loss	(1,567,703)	(1,376,598)
Total stockholders' deficiency	(6,005,825)	(7,701,801)
Total liabilities and stockholders' deficiency	3,757,017	822,602

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
	$	$	$	$

Sales	-	12,981	29,255	12,981
Cost of sales	-	5,683	3,248	5,683
Gross Profit	-	7,298	26,007	7,298

Operating expenses
Sales and marketing (note 4[c])	100,279	131,826	293,434	1,580,709
Research and development	173,167	161,256	573,950	553,330
General and administrative	408,602	217,379	846,725	910,449
	682,048	510,461	1,714,109	3,044,488
Loss from operations	682,048	503,163	1,688,102	3,037,190
Interest income	(15,000)	(4)	(18,014)	(521)
Interest expense	192,113	174,119	551,847	491,418
Net loss for the period	859,161	677,278	2,221,935	3,528,087
Foreign currency translation losses	340,722	397,412	191,105	225,623
Comprehensive loss for the period	1,199,883	1,074,690	2,413,040	3,753,710

Basic and diluted loss per share (note 4[d])	(0.02)	(0.02)	(0.05)	(0.09)

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the nine months ended,

7
	September 30,	September 30,
	2005	2004
	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,221,935)	(3,528,087)
Non-cash items included in net loss
Amortization of property and equipment	50,069	97,987
Amortization of deferred finance costs	20,426	18,925
Accretion of unamortized debt discount	131,728	122,051
Non-cash sales and marketing expense	-	1,169,591
Common stock issued on settlement agreement	-	112,500
Common stock issued on settlement of accounts payable	-	22,000
Stock based compensation	90,307	12,651
Loss on disposal of property and equipment	-	5,666
	(1,929,405)	(1,966,716)
Net change in operating assets and liabilities	398,466	162,659
Cash used in operating activities	(1,530,939)	(1,804,057)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,321)	(100,120)
Proceeds on sale of property and equipment	-	8,496
Cash used in investing activities	(2,321)	(91,624)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,181,338	2,003,475
Proceeds from Series H notes payable	364,257	-
Proceeds from Series F convertible note payable	-	112,517
Proceeds from Series G notes payable	-	303,882
Proceeds on exercise of common stock warrants	62,500	406,076
Proceeds on exercise of stock options	10,802	47,213
Cash provided by financing activities	3,618,897	2,873,163

Effect of change in foreign exchange rate on cash and cash equivalents	132,592	(121,792)

Increase in cash and cash equivalents	2,218,229	855,690
Cash and cash equivalents, beginning of period	566,254	85,636
Cash and cash equivalents, end of period	2,784,483	941,326

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

September 30, 2005

Unaudited

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The Company incurred an operating loss of $1,688,102 for the nine-months ended September 30, 2005 and has a total shareholders’ deficiency of $6,005,825 as at September 30, 2005 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. During the nine-month period ended September 30, 2005, the Company received net proceeds of $3.6 million in connection with the issuance of debt and equity financing and the exercise of outstanding options and warrants. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. SERIES C, D, E, F, G & H NOTES PAYABLE

	September 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Series C notes payable	4,357,634	5,066,621	3,882,338	4,666,569
Series D notes payable	526,528	612,194	452,254	543,610
Series E notes payable	645,135	750,099	594,174	714,197
Series F convertible notes payable	142,003	165,107	129,890	156,127
Series G notes payable	378,486	440,066	346,199	416,132
Series H notes payable	400,454	465,608	-	-
	6,450,240	7,499,695	5,404,855	6,496,635

All of the outstanding notes payable are denominated in Canadian dollars and include accrued and unpaid interest.

On September 19, 2005, the Company amended the terms of its outstanding Series C, D, E, F, G and H notes payable. The maturity dates of each of the notes payable have been extended until December 31, 2009. The notes payable will continue to bear interest at 8% per annum, however, all scheduled principal repayments and interest payments are now based upon tiered percentages of the Company’s earnings before interest, tax, depreciation and amortization, calculated and repayable quarterly. The Company also agreed to immediate repayment of all amounts due upon the occurrence of a qualified triggering event such as a change of control, merger, amalgamation, acquisition or liquidation.

The Company also extended the time period allowed to exercise the conversion feature of the Series F note payable to December 31, 2009. The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $0.99 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.99 (Cdn$1.15) per share at any time before December 31, 2009.

The Company also modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call. See Note 4[c].

In consideration for the amendments, the Company also issued 1,450,000 Class Z share purchase warrants to the note holders. Each Class Z warrant entitles the holder to buy one common share for $0.95 (Cdn$1.10) at any time up to September 18, 2008. The warrants also include a call feature at the option of the Company that is described in Note 4[c].

The amendments have been accounted for in accordance with Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, whereby an amount of $764,066 (Cdn$893,500) representing the aggregate fair value of the Class Z warrants and extension to the conversion feature on the Series F note payable has been recorded as deferred finance costs. This amount will be amortized to the statement of operations on a straight-line basis over the remaining 51-month term to maturity of the notes payable.

Repayment of all series of notes payable have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

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

Promissory Note Payable

	September 30, 2005		December 31, 2004
	US$	Cdn$	US$	Cdn$

Principal	2,088,971	2,428,847	2,020,671	2,428,847
Accrued interest	417,610	485,555	323,905	389,333
	2,506,581	2,914,402	2,344,576	2,818,180
Less current portion	396,191	460,651	383,237	460,651
	2,110,390	2,453,751	1,961,339	2,357,529

On December 28, 2001, the Company issued Innovatia a Canadian dollar denominated promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2005 was 3.50%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $194,958 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2005, the current portion due on the promissory note is $396,191 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2005, the non-current portion of the promissory note eligible for prepayment is $2,110,390 (Cdn$2,453,751) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 2,582,896 common shares.

As at September 30, 2005, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 2,878,185 shares of the Company’s common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash. The Company continues to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

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

	September 30, 2005	December 31, 2004
	$	$

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	59,944	57,984
Accounts payable to Innovatia for GST on development services	65,071	62,943
Deferred revenue	333,842	322,927

4. SHARE CAPITAL

[a]	Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited ("VM Canada"), a wholly owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company, at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each VM Canada Exchangeable Share as equivalent to one share of its common stock and therefore the VM Canada Exchangeable Shares are included in the computation of basic and diluted loss per share. During the nine months ended September 30, 2005, holders of VM Canada Exchangeable Shares exchanged 1,787,500 VM Canada Exchangeable Shares into 1,787,500 common shares of the Company for no additional consideration. As at September 30, 2005 the holders of the remaining VM Canada Exchangeable Shares are entitled to 912,500 individual votes in all matters of the Company. As the VM Canada Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On June 27, 2005, in connection with a private placement transaction, the Company issued 4,100,000 units at $0.81 (Cdn$1.00) per unit for net cash proceeds of $3,082,599 (Cdn$3,794,063). $2,758,420 of the net cash proceeds was received in June 2005 with the remaining $324,179 collected in July 2005. Each unit consists of one share of common stock and one half of one Class X share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share. A director and officer of the Company purchased 25,000 units in this private placement for net cash proceeds of $20,312 (Cdn$25,000). The Company incurred $9,634 (Cdn$11,857) in professional fees and $238,934 (Cdn$294,080) in financing fees for a total of $248,568 (Cdn$305,937). The Company also issued 27,120 common shares and 13,560 Class X share purchase warrants to a third party as a financing fee. The warrants also include a call feature at the option of the Company that is described in Note 4[c].

On August 15, 2005, the Company issued 54,000 shares of common stock from the exercise of stock options for gross proceeds of $10,802 (Cdn$12,930).

On August 19, 2005, in connection with a private placement transaction, the Company issued 140,000 units at $0.83 (Cdn$1.00) per unit for net cash proceeds of $98,739 (Cdn$119,537). Each unit consists of one share of common stock and one half of one Class Y share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share. The Company incurred $7,566 (Cdn$9,263) in professional fees and paid $9,244 (Cdn$11,200) in cash to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 4[c].

On September 12, 2005, the Company issued 250,000 shares of common stock from the exercise of Class O share purchase warrants for gross proceeds of $62,500.

[b]	Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2004	2,379,642	5,671,354	$0.14 – $7.25	$1.07
Options granted	(2,092,772)	2,092,772	$0.56 – $0.88	$0.75
Options forfeited	490,387	(490,387)	$0.28 – $7.25	$4.55
Options exercised	-	(54,000)	$0.14 – $0.32	$0.20
Balance, September 30, 2005	777,257	7,219,739	$0.14 – $5.06	$0.79

As at September 30, 2005, 7,029,739 (September 30, 2004 – 5,552,097) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.86 (December 31, 2004 - Cdn$0.84).

[c]	Warrants

As at September 30, 2005, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class R warrants	574,999	$0.37 (Cdn. $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.37 (Cdn. $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.37 (Cdn. $0.425)	September 8, 2008
Class U warrants	466,875	$1.17 (Cdn. $1.36)	March 4, 2007
Class V warrants	2,000,000	$0.98 (Cdn. $1.14)	May 31, 2006
Class V warrants	4,000,000	$0.98 (Cdn. $1.14)	May 31, 2007
Class W warrants	76,923	$0.86 (Cdn. $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.86 (Cdn. $1.00)	September 21, 2007
Class X warrants	2,063,560	$0.95 (Cdn. $1.10)	June 26, 2008
Class Y warrants	70,000	$0.95 (Cdn. $1.10)	August 18, 2008
Class Z warrants	1,450,000	$0.95 (Cdn. $1.10)	September 18, 2008
	16,306,627

All of the share purchase warrants outstanding have exercise prices denominated in Canadian dollars.

The following share purchase warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than a specified Canadian dollar amount on the Toronto Stock Exchange for a period of 30 consecutive days and if the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

Call Feature
$

Class R, S and T warrants	$1.10 (Cdn. $1.275)
Class U warrants	$2.58 (Cdn. $3.00)
Class W warrants	$1.94 (Cdn. $2.25)
Class X, Y and Z warrants	$1.72 (Cdn. $2.00)

On September 19, 2005, the Company modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing and included in the statement of operations for the three and nine-month periods ended September 30, 2004. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at September 30, 2005, no additional performance based milestones had been met.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and nine months ended:

	Three Months ended		Nine Months ended
	September 30		September 30
	2005	2004	2005	2004
Numerator:

Net loss for the period	$(859,161)	$(677,278)	$(2,221,935)	$(3,528,087)

Denominator:

Weighted average number of common stock outstanding	47,523,225	38,670,649	43,857,444	37,808,134
Weighted average number of common stock issuable on
exercise of exchangeable shares	1,377,038	3,340,000	2,271,090	3,346,460
Weighted average number of common stock equivalents
outstanding	48,900,263	42,010,649	46,128,534	41,154,594

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.09)

[e] Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the three and nine-month periods ended September 30, 2005 and 2004 was estimated using the Black-Scholes option-pricing model.

The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	Three Months ended September 30		Nine Months ended September 30
	2005	2004	2005	2004

Expected life of employee stock options (in years)	2.69	3.05	2.87	3.05
Volatility	110%	135%	117%	142%
Risk-free interest rate	3.2%	3.34%	3.17%	3.34%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.58	$0.45	$0.51	$0.59

For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized on a straight-line basis over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying FAS 123 to the Company's stock-based awards to employees would approximate the following:

	Three Months ended September 30		Nine Months ended September 30
	2005 $	2004 $	2005 $	2004 $

Net loss for the period	(859,161)	(677,278)	(2,221,935)	(3,528,087)
Compensation expense included in reported net loss	-	2,083	-	12,651
Compensation expense determined under the fair value method	(198,941)	(73,598)	(356,766)	(1,015,639)
Pro forma net loss	(1,058,102)	(748,793)	(2,578,701)	(4,531,075)

Basic and diluted loss per share
As reported	$(0.02)	$(0.02)	$(0.05)	$(0.09)
Pro forma	$(0.02)	$(0.02)	$(0.06)	$(0.11)

5. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 4[e] to these unaudited interim consolidated financial statements.

6. COMPARATIVE FIGURES

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that are included on page 24 of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

We are engaged in the development and sales and marketing of unified voice-messaging software through our wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

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

Results of Operations for the Three-Month Periods ended September 30, 2005 and September 30, 2004:

Sales

Sales for the three-month period ended September 30, 2005 were $nil, compared to $12,981 for the three-month period ended September 30, 2004. Sales for the three-month period ended September 30, 2004 were from technical training and support services provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended September 30, 2005, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $nil and $5,683 for the three-month period ended September 30, 2005 and 2004 respectively. Cost of sales for the three-month period ended September 30, 2004 were related to travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2005 were $682,048 compared to $510,461 for the three-month period ended September 30, 2004. The increase in total costs of $171,587, or 34%, was primarily attributable to an increase in salaries and bonuses of approximately $99,000. These costs also reflect stock option compensation costs of $90,307 and $2,083 for the three-month periods ended September 30, 2005 and 2004 respectively.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $100,279 and $131,826 for the three-month periods ended September 30, 2005 and September 30, 2004 respectively, representing a decrease of $31,547 or 24%.

The decrease of $31,547 in sales and marketing expense was primarily attributed to the decrease in sales and marketing expenses related to services received from 4P Management SA whereby the Company issued 40,000 shares of common stock at a value of $0.50 per share. The remaining decrease was attributed to a decrease in travel and personnel costs.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $173,167 and $161,256 for the three-month periods ended September 30, 2005 and September 30, 2004 respectively, representing an increase of $11,911 or 7%. The increase of $11,911 is primarily a result of an increase in data and voice transmission costs and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $408,602 and $217,379 for the three month periods ended September 30, 2005 and September 30, 2004 respectively, representing a increase of $191,223 or 88%. The increase is primarily attributed to increased salaries and bonuses of approximately $99,000. These costs also reflect stock option compensation cost of $90,307 and $2,083 for the three-month periods ended September 30, 2005 and 2004 respectively.

Interest Income

Interest income was $15,000 and $4 for the three-month periods ended September 30, 2005 and 2004 respectively. For the three-month period ended September 30, 2005, we earned interest income on cash through term deposits. The increase in interest income is a result of the increase in cash and cash equivalents from September 30, 2004 to September 30, 2005.

Interest Expense

Our interest expense was $192,113 and $174,119 for the three-month period ended September 30, 2005 and 2004 respectively. The interest expense for the three-month period ended September 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $44,722 (Cdn$53,743), and the amortization of the 15% repayment premium of the Series D promissory note of $6,935 (Cdn$8,333) issued in September 2003. The interest expense for the three-month period ended September 30, 2004 includes the amortization of the debt discount on the

Series C and D promissory notes of $41,732 (Cdn$53,743) and the amortization of the 15% repayment premium of the Series D promissory note of $6,471 (Cdn$8,333) issued in September 2003. The remaining interest expense for the three-month period ended September 30, 2005 and 2004 consist of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $859,161 and $677,278 for the three-month period ended September 30, 2005 and 2004 respectively. The primary reason for the increase in net loss is due to an increase in salaries and bonuses of approximately $99,000. These costs also reflect stock option compensation costs of $90,307 and $2,083 for the three-month periods ended September 30, 2005 and 2004 respectively.

Since inception through September 30, 2005, we have incurred aggregate net losses of approximately $42.5 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Nine-Month Periods ended September 30, 2005 and September 30, 2004:

Sales

Sales for the nine-month period ended September 30, 2005 were $29,255, compared to $12,981 for the nine-month period ended September 30, 2004. Sales for the nine-month period ended September 30, 2005 were from recognition of deferred revenue related to Once1Voice Solutions Inc of $11,755 and technical training and support services to Avaya our channel partner of $17,500. Sales for the nine-month period ended September 30, 2004 were from technical training and support services provided to Avaya.

We have shifted our sales approach from direct sales to sales through channel partners. During the nine-month period ended September 30, 2005, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $3,248 and $5,683 for the nine-month period ended September 30, 2005 and 2004 respectively. Cost of sales for the nine-month period ended September 30, 2005 was related to personnel as well as travel and accommodation expenses incurred while providing technical training and support services to Avaya. Cost of sales for the nine-month period ended September 30, 2004 were from travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the nine-month period ended September 30, 2005 were $1,714,109 compared to $3,044,488 for the nine-month period ended September 30, 2004. The decrease in total costs of $1,330,379, or 44%, was primarily attributable to the issuance of Class V warrants to Avaya in June 2004. During the nine-month period ended September 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decreases in total costs were attributable to decreases of professional fees, amortization of property and equipment. These costs also reflect stock option compensation costs of $90,307 and $12,651 for the nine-month periods ended September 30, 2005 and 2004 respectively.

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $293,434 and $1,580,709 for the nine-month periods ended September 30, 2005 and September 30, 2004 respectively, representing a decrease of $1,287,275 or 81%. The decrease of $1,287,275 in sales and marketing expense was primarily attributed to the issuance of Class V warrants to Avaya in June 2004. During the nine-month period ended September 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease in sales and marketing expenses were attributable to decreases in personnel costs.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $573,950 and $553,330 respectively for the nine-month periods ended September 30, 2005 and September 30, 2004 respectively, representing an increase of $20,620 or 4%. The increase of $20,620 is primarily a result of an increase in data and voice transmission, and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $846,725 and $910,449 for the nine month periods ended September 30, 2005 and September 30, 2004 respectively, representing a decrease of $63,724 or 7%. These costs reflect employee stock option compensation cost of $90,307 and $12,651 for the nine-month periods ended September 30, 2005 and 2004 respectively.

The decrease of $141,380 (net of stock based compensation) is a result of a decrease in legal and professional fees. During the nine-month period ended September 30, 2004, we paid CDN$150,000 in cash and issued 187,500 shares of our common stock valued at $112,500 related to a settlement agreement with a former employee.

Interest Income

Interest income was $18,014 and $521 for the nine-month periods ended September 30, 2005 and 2004 respectively. For the nine-month period ended September 30, 2005, we earned interest income on cash through term deposits. The increase in interest income is a result of the increase in cash and cash equivalents from September 30, 2004 to September 30, 2005.

Interest Expense

Our interest expense was $551,847 and $491,418 for the nine-month period ended September 30, 2005 and 2004 respectively. The interest expense for the nine-month period ended September 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $131,728 (Cdn$ 161,228), and the amortization of the 15% repayment premium of the Series D promissory note of $20,426 (Cdn$25,000) issued in September 2003. The interest expense for the nine-month period ended September 30, 2004 includes the amortization of the debt discount on the Series C and D promissory notes of $122,051 (Cdn$ 161,228) and the amortization of the 15% repayment premium of the Series D promissory note of $18,925 (Cdn$25,000) issued in September 2003. The remaining interest expense for the nine-month period ended September 30, 2005 and 2004 consist of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was   $2,221,935 and $3,528,087 for the nine-month period ended September 30, 2005 and 2004 respectively. The primary reason for the decrease in net loss is due to the issuance of Class V warrants to Avaya in June 2004. During the nine-month period ended September 30, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease was attributable to decreases in amortization of property and equipment, personnel costs and in legal and professional fees.

Since inception through September 30, 2005, we have incurred aggregate net losses of approximately $42.5 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2005, we had $2,784,483 in cash and cash equivalents and working capital of $1,973,152

Operating Activities

Our operating activities resulted in net cash outflows of $1.5 million for the nine-month period ended September 30, 2005. Our operating activities resulted in net cash outflows of $2.3 million for the fiscal year ended December 31, 2004. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $2,321 for the nine-month period ended September 30, 2005. Investing activities resulted in net cash outflows of $109,079 for the fiscal year ended December 31, 2004. During the fiscal year ended 2004, we received proceeds of $8,963 from the sale of property and equipment and spent $118,042 on property and equipment purchased during the period. The investing activities in fiscal 2004 were limited due to our cash conservation plans. At September 30, 2005, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $3.6 million for the nine-month period ended September 30, 2005 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series H promissory notes in April and May 2005 and the exercise of certain outstanding share purchase warrants and options.

Financing activities resulted in net cash inflows of $2.9 million for the fiscal year ended December 31, 2004 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series F and G promissory notes, and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at September 30, 2005, we have $8,956,821 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at September 30, 2005	Maturity Date
Series C promissory notes payable	$4,357,634	December 31, 2009 (1)
Series D promissory notes payable	526,528	December 31, 2009 (1)
Series E promissory notes payable	645,135	December 31, 2009 (1)
Series F convertible promissory note payable	142,003	December 31, 2009 (1)
Series G promissory notes payable	378,486	December 31, 2009 (1)
Series H promissory notes payable	400,454	December 31, 2009 (1)
Innovatia Inc. promissory note payable	2,506,581	as discussed below
	8,956,821

                (1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H promissory notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 2 to the unaudited interim consolidated financial statements.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,506,581 (CDN$2,914,402) of principal and accrued interest is outstanding at September 30, 2005. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2005 was 3.5%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $194,958 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2005, the current portion due on the promissory note is $396,191 (CDN$460,651); this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2005, the non-current portion of the promissory note eligible for prepayment is $2,110,390 (CDN$2,453,751) and if we elected to prepay this amount with the issuance of common shares then as at October 1, 2005, this would result in the issuance of 2,582,896 common shares.

As at September 30, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 2,878, 185 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. We will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2005, however, we have completed several private placement transactions for net proceeds of $3.2 million in June and August 2005 and we have extended the maturity date of $6.5 million of the Series C, D, E, F, G and H promissory notes to December 31, 2009. Management does not anticipate the need to raise additional capital to fund operations over the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital.

We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and our software gains acceptance from Tier 1 telecommunications companies. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate product revenues from Tier I telecommunications providers in 2006 generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 4(e) to our unaudited interim consolidated financial statements for the three and nine-month periods ended September 30, 2005. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

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

Since inception through September 30, 2005, we have incurred aggregate net losses of approximately $42.5 million. Our loss from operations for the nine months ended September 30, 2005 was $2.2 million and the fiscal year ended December 31, 2004 was $3.5 million. We also incurred a loss from operations for each of the years ended December 31, 2003, 2002 and 2001. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,506,581 (CDN$2,914,402) of principal and accrued interest is outstanding at September 30, 2005. The promissory note is repayable each quarter at the lesser of $194,958 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2005, the current portion due on the promissory note is $396,191 (CDN$460,651); as of October 1, 2005, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2005, the non-current portion of the promissory note eligible for prepayment is $2,110,390 (CDN$2,453,751) and if we elected to prepay this amount with the issuance of common shares then as at October 1, 2005, this would result in the issuance of 2,582,896 common shares. As at October 1, 2005, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 2,878,185 shares of common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at November 1, 2005. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 21, 2005, in connection with the exercise of 1,250,000 exchangeable shares, we issued 1,250,000 common shares for no additional consideration to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On August 3, 2005, in connection with the exercise of 537,500 exchangeable shares, we issued 537,500 common shares for no additional consideration to two non-U.S. persons (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On August 15, 2005, in connection with the exercise of stock options, we issued 54,000 shares of common stock for gross proceeds of $10,802 (CDN$12,930) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On August 19, 2005, in connection with a private placement transaction, we issued 140,000 units at $0.83 (CDN$1.00) per unit for net proceeds of $98,739 (CDN$119,537) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933. Each unit consists of one share of our common stock and one half of one share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.95 (CDN$1.10) per share.

On September 12, 2005, in connection with the exercise of certain share purchase warrants, we issued 250,000 shares of common stock for gross proceeds of $62,500 to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

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
10.65

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Jim Cox, Jeff Reed, Alistair Boulton, Honor de Pencier, James Graham, William Greaves, Columbia Marketing Ltd., Bekin Business S.A., Wolfram Boehm, Heinz Hoefliger, Sthakwy Fishing Company Ltd., Lila Jung, 608314 BC Ltd., Kelly Selkirk, Mike Hope Brent Peters, Paul Currie, Barbara McKnight, Stanley Steed, Edward Morris, Jamie Robertson, Randall West, John Ross, Chartwell Investment Services, Shalimar Business Services, Erich Hofer, Stu Ostlund, Bill Whitehead, Monty Sutton, Doug Johnson and Bob Tassone. (17)

10.66

Form of Subscription Agreements in connection with the unit financing dated September 22, 2004 between Voice Mobility International Inc. and each of Barbara McKnight, Chris Thomas, Renee Patterson and Don Donis. (17)

10.67

Form of Subscription Agreement in connection with the issuance of the Series H Promissory Notes, dated April 1, 2005, between Voice Mobility Inc. and each of Bearberry Investments and Margit Kristiansen. (18)

10.68

Form of Subscription Agreements in connection with the unit financing dated June 27, 2005 between Voice Mobility International Inc. and each of Doug Johnson, Mike Bennett, BC Advantage Fund (VCC) Ltd., Randy Buchamer, Paul Currie, Michael David, John Herdman, Bernie Hertel, HighTec Venture Capital Inc., Harold Hodgson, Thomas Jaw, Betty Ku, Jeff Lewis, Barbara McKnight, Tan Van Nguyen, Stuart Ostlund, Jamie Robertson, Robert Semple Sthakwy Fishing Company Ltd., Ian Stuart, Aaron and Carling Sundberg, Bob Tassone, Chris Thomas, John Tognetti, Randall West, James Yii, Stanley Steed, Alpine Atlantic, APAX Consultants Ltd., Arlington Group Ltd., Bank Julius Baer & Co. Ltd., Chartwell Investments, Jan Dekker, J.T. Eberhard, Erich Hofer, James Ladner, Professional Trading Services SA, Bruno Sauter, H.J.M. Schepers and Shalimar Business Services SA. (19)

10.69	Form of Subscription Agreements in connection with the unit financing dated August 19, 2005 between Voice Mobility International Inc. and EMGE Finance SA. (20)
10.70

Form of Amendment agreement in connection with the extension of the maturity date of the Series C, D, E, F, G and H promissory notes payable dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc.(20)

10.71

Form of Amendment to Class T warrants dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc. (20)

14.1	Code of Ethics. (15)

31*	Section 302 Certification of Randy Buchamer, dated November 14, 2005
32*	Section 906 Certification of Randy Buchamer, dated November 14, 2005

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

(15) Previously submitted with our Form 10-K, as filed on March 26, 2004.

(16) Previously submitted with our Form 10-QSB, as filed on August 13, 2004.

(17) Previously submitted with our Form 10-QSB, as filed on November 12, 2004.

(18) Previously submitted with our Amendment No. 1 to Form SB-2, as filed on May 13, 2005.

(19) Previously submitted with our Form 10-QSB, as filed on August 15, 2005.

(20) Previously submitted with our Form SB-2, as filed on October 20, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Randy G. Buchamer

Chief Executive Officer and Director

Principal Executive Officer and Principal Financial Officer

Dated: November 14, 2005