Form 10KSB
period 2005-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2006-03-15
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, an no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State issuer’s revenues for its most recent fiscal year. $34,344

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12B-2 of the Exchange Act.)

44,651,725 common shares @ $0.63(1) = $28,063,609

(1) Average of bid and ask closing prices on March 1, 2006.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date.

48,368,134 common shares issued and outstanding as of March 1, 2006. As of March 1, 2006, there were 912,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes []; No ☒

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

Corporate Overview

We were incorporated on October 2, 1997 in the State of Nevada, under the name "Equity Capital Group, Inc.", and we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. in 1993. On June 24, 1999, we changed our name to "Voice Mobility International, Inc." We have four wholly-owned subsidiaries: Voice Mobility Inc., which is a Canadian corporation incorporated on September 15, 1993; Voice Mobility (US) Inc., which is a Nevada corporation incorporated on April 6, 2000; Voice Mobility Canada Limited, which is a Canadian corporation incorporated on May 26, 1999; and VM Sub Limited, which is a Canadian corporation incorporated on May 26, 1999.

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

In June 1999, the shareholders of Voice Mobility Inc. completed a reverse acquisition whereby Voice Mobility Inc. became a wholly owned subsidiary of our company. At that point we effectively commenced operations as a US company and our common stock was quoted on the OTC Bulletin Board under the symbol VMII. Between the period of June 1999 and December 2005, we raised approximately $24 million, mostly from private investors, to fund our development initiatives and operations.

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

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on Intel-based commercial-off-the-shelf computer hardware in the service provider's preferred configuration. We can provide our enhanced messaging software only, or we can provide a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

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

Components of Our Enhanced Messaging Product Offering

Our enhanced messaging software suite includes the following core service features:

- legacy voicemail replacement;

- one number;

- voicemail to email;

- fax to email;

- a single unified mailbox;

- find-me and follow-me / real time call connect;

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

Our fax to email feature allows subscribers to receive faxes through the subscriber's one number and have them delivered to one or more email mailboxes. The subscriber then has the power to determine if and where the fax is printed. Our fax-to-email service converts faxes to email attachments, and allows subscribers to view them on-screen, print, save, or forward them. This functionality essentially eliminates the need for fax machines and/or dedicated fax lines, and it also minimizes the privacy concerns with respect to communal fax machines. Our software is also capable of providing fax mail notifications via pagers, short messaging service (SMS) devices or other wireless devices.

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

The enhanced messaging platform is a combination of our enhanced messaging software suite installed on Intel-based commercial-off-the-shelf computer hardware in the service provider's preferred configuration. We can provide our enhanced messaging software only, or, we, with our partner, can provide a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

For the year ended December 31, 2005, sales consisted of technical training and support services and the recognition of deferred revenue from the prior year. For the year ended December 31, 2004, sales consisted of technical training and support services.

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

In June of 2004, we signed a comprehensive agreement with Avaya Inc. This agreement granted Avaya global exclusivity to our core messaging technology. This agreement covers a three-year term and defines specific performance based milestones. The global exclusivity terminated on June 1, 2005.

Overall the relationship is progressing extremely well. Both companies have invested in ongoing development of the product and the combined marketing and sales team are exposing the product to key customers to create interest and awareness.

Avaya has unparalleled brand name in the carrier and enterprise marketplace. We are working together with Avaya to leverage that brand name to create interest and excitement about the offering in the service provider market. With many divisions and several thousand sales people and distribution partners, the greatest challenge lies in exposing our product offering to all potentially interested parties, both inside of Avaya and to its potential customers.

While there is resolute focus on helping Avaya get to market with the offering not only in the United States but also all over the world, we recognize that a broader group of channel partners may be required in order for maximum market penetration to be achieved.

We will also target original equipment manufacturer distributors who wish to include our enhanced messaging software as a component on a messaging system that they manufacture and distribute. The original equipment manufacturer distributors will be responsible for all selling, distribution, support and maintenance of our enhanced messaging software. The original equipment manufacturer distributors may sell the product directly to the telecommunication companies utilizing their own sales force and distribution network.

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

In 2005, we experienced interest from our international markets. As we continue to offer telecommunication companies seeking to cost-effectively replace legacy messaging systems with the opportunity to enhance and expand existing systems with the deployment of our enhanced messaging system, and by delivering an enhanced messaging system to companies initiating their first deployment of messaging services, we believe our presence in, and revenues from, non-North American markets will expand in the coming years.

See Note 4 to our audited consolidated financial statements included elsewhere in this filing for financial information by geographic area.

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

All of our primary competitors and some of our other competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully develop or, once developed, increase our market penetration or our overall share of the basic voicemail and enhanced messaging marketplace. Our results of operations could be adversely impacted if we are unable to effectively develop and, once developed, increase our share of this market.

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

- we have developed a series of migration options designed to migrate large blocks of mailboxes from legacy voicemail systems while ensuring that our software can also emulate features and interfaces of the legacy voicemail systems; and

- our enhanced messaging software platform is designed to accommodate and support more users while also satisfying the stringent availability requirements of the telecommunication companies.

Our enhanced messaging software provides all of the following features:

- legacy voicemail replacement;

- one number;

- voicemail to email;

- fax to email;

- a single unified mailbox;

- find-me and follow-me / real-time call connect;

- call announcement and call screening;

- message notification; and

- speech recognition integration.

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

Operating telecommunications companies are extremely protective of current revenue streams. They are also reluctant to move to newer technology until the value of doing so can be proven. While newer technologies have proven to be less costly from an operations perspective, the inertia of these legacy voicemail systems will not fully be overcome until:

- it is abundantly clear that new features have considerable end user demand;

- it has been proven that the new features can command an attractive price point;

- vendors can demonstrate that they can build platforms which allow access to new revenue without disrupting current revenue; and

- it is clear that IP based initiatives such as VoIP (voice over internet protocol) will require equipment changes.

All of these prerequisites are in place now in many telecommunications companies to a lesser or greater degree. The overall expenditures for voice messaging systems in the next several years are expected to increase. This expected increase in spending is partly due to the lack of investment over the last several years and partly due to the fact that many telecommunications companies are evolving their networks to VoIP (voice over internet protocol) and other relevant next generation technology infrastructure.

Significant Customers

In order to broaden and diversify our potential customer base, we have been seeking out strategic partners to assist with the sales and marketing of our products. We have been in contact with several potential strategic partners and have entered into a system integration agreement, and an OEM (original equipment manufacturer) sales agreement with Avaya Inc.

Sales for the fiscal year ended December 31, 2005 were from recognition of deferred revenue related to One1Voice Solutions Inc. of $11,755 and technical training and support services provided to Avaya, our channel partner of $22,589. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2005.

Research and Development

Our research and development team is primarily located in our facility located in Victoria, British Columbia, Canada. Our research and development team designs, develops, tests, documents, and localizes our enhanced messaging product. The research and development team's feature and release direction is governed by all strategic product stakeholders. Each feature is detailed in written business requirements created by our business requirements team. A change control board also directs the lower level problems and enhancements for all other development work.  Releases are coordinated with our marketing, sales, and system integration/partner support departments to ensure timely delivery of the grouped features to our partners, clients, and ultimately our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. Research and development expenses for the years ended December 31, 2005 and 2004 were $774,686 and $760,810 respectively.

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

Employees

As of March 1, 2006, we employed 17 people, 3 of who are engaged in marketing and sales, 10 in research, development and support, and 4 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Since inception through December 31, 2005, we have incurred aggregate net losses of approximately $43 million. Our loss from operations for the fiscal year ended December 31, 2005 was $3 million. We also incurred a loss from operations for each of the years ended December 31, 2004, 2003 and 2002. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will earn revenues, we expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report on the December 31, 2005 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

If we elect to pay fees to Innovatia in common stock then our shareholders will be subject to further, and maybe significant, dilution.

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,536,203 (CDN$2,949,604) of principal and accrued interest is outstanding at December 31, 2005. The promissory note is repayable each quarter at the lesser of $194,908 (CDN$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2005, the current portion due on the promissory note is $396,088 (CDN$460,651) and as of January 1, 2006, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2005, the non-current portion of the promissory note eligible for prepayment is $2,140,115 (CDN$2,488,953) and if we elected to prepay this amount with the issuance of common shares then as at January 1, 2006, this would result in the issuance of 2,928,180 common shares. As at January 1, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,223,469 shares of common stock.

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

We shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. Instead of being dependent on a small number of customers for the sales of our products, we are currently dependent on our sole channel partner, Avaya Inc., for sales of our products. If Avaya is unable to generate significant sales of our products or we are unable to expand the number of channel partner relationships, then we may not be able to significantly increase our revenues and our business, financial condition and results of operations would be materially and adversely affected.

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

Our principal executive offices are located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8. We lease the office facility, which is approximately 2,000 square feet in size, at a basic rate of $21,875 (CDN$25,441) per year plus expenses. This lease expires on June 30, 2008.

We also lease an engineering facility located at 3rd floor - 1001 Wharf Street, Victoria, British Columbia, Canada, V8W 1T6. The space is 4,050 square feet in size, and is leased at a basic rate of $41,788 (CDN$48,600) per year plus expenses. This lease expires on December 31, 2008.

We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2006. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Item 3.	Legal Proceedings.

To our knowledge, we are not a party to any other litigation as at March 10, 2006. We anticipate that, from time to time, we may periodically become subject to legal proceedings in the ordinary course of our business.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.

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

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (CDN$)	Low (CDN$)
December 31, 2005	$0.84	$0.60	December 31, 2005	$1.00	$0.70
September 30, 2005	$0.85	$0.75	September 30, 2005	$1.04	$0.90
June 30, 2005	$0.90	$0.55	June 30, 2005	$1.10	$0.66
March 31, 2005	$0.80	$0.48	March 31, 2005	$0.94	$0.61
December 31, 2004	$0.76	$0.50	December 31, 2004	$0.92	$0.62
September 30, 2004	$0.80	$0.50	September 30, 2004	$0.96	$0.67
June 30, 2004	$0.95	$0.52	June 30, 2004	$1.23	$0.75
March 31, 2004	$1.32	$0.65	March 31, 2004	$1.65	$0.85

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

On March 1, 2006, the shareholders' list for our common stock showed 142 registered stockholders and 48,368,134 shares issued and outstanding. On March 1, 2006, there were 912,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding. These exchangeable shares are exchangeable, at no additional consideration, into shares of our common stock at any time. The closing sale price for our common stock on March 1, 2006, as reported on the OTC Bulletin Board, was $0.65.

Dividend Policy

During the years ended December 31, 2005 and 2004, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

The following sets forth certain information concerning securities which were sold or issued by us during the quarter ended December 31, 2005 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On November 10, 2005, in connection with the exercise of options, we issued an aggregate of 12,778 shares of our common stock for gross proceeds of $3,614 (CDN$4,217) to one non-U.S. person in an offshore transaction relying on Section 3(a)(9), Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 23, 2005, in connection with the exercise of options, we issued an aggregate of 68,245 shares of our common stock for gross proceeds of $26,386 (CDN$30,819) to one non-U.S. person in an offshore transaction relying on Section 3(a)(9), Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	7,138,776	$0.74	777,197
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,138,776	$0.74	777,197

(1)           The maximum number of options issuable under our stock option plan is 10,000,000, less 1,584,027 options that have been granted and exercised under the plan and less 500,000 options, which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2005.

Item 6.	Management's Discussions and Analysis or Plan of Operation.

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

During the years ended December 31, 2005 and 2004, we implemented a series of restructuring plans in an effort to reduce our expenses and monthly burn rate. The restructuring plans consisted primarily of restructuring debt as well as a reduction in employees in all areas of our operations, a reduction in our office space from 5,000 s.f. to 2,000 s.f. (saving rent of $2,000 (CDN$3,000) per month) by relocating our offices to our new premises in Burnaby, British Columbia, a reduction in the size of our office space in Victoria, British Columbia and by a significant reduction in the utilization of consultants.

During the year ended December 31, 2005, we continued the shift of our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. We reduced the number of employees by eight and we reduced expenses across the company after a comprehensive review of our expenditures. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the fiscal years ended December 31, 2005 and December 31, 2004

Sales

Sales for the fiscal year ended December 31, 2005 were $34,344 compared to sales of $12,981 for the fiscal year ended December 31, 2004, representing a 165% increase. Sales for the fiscal year ended December 31, 2005 were from recognition of deferred revenue related to One1Voice Solutions Inc. of $11,755 and technical training and support services provided to Avaya, our channel partner of $22,589. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2005. Sales for the fiscal year ended December 31, 2004 were from technical training and support services provided to Avaya. For the fiscal year ended December 31, 2005, we derived 100% of our sales from our Canadian operations (100% for the fiscal year ended December 31, 2004).

During the fiscal year ended December 31, 2005, we generated sales through technical training and support services and from recognition of deferred revenue related to One1Voice Solutions Inc. We have shifted our sales approach from direct sales to sales through channel partners. During the fiscal year ended December 31, 2005, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $4,151 and $5,683 for the fiscal years ended December 31, 2005 and 2004 respectively. Cost of sales for the fiscal year ended December 31, 2005 was related to personnel, travel and accommodation expenses incurred while providing technical training and support services to Avaya. Cost of sales for the fiscal year ended

December 31, 2004 was related to travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the year ended December 31, 2005 were $2,348,550 compared to $3,539,439 for the previous year. The decrease in total costs of $1,190,889, or 34%, was primarily attributable to the issuance of Class V Warrants to Avaya in June 2004. During the fiscal year ended December 31, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decreases in total costs were attributable to decreases of amortization of property and equipment, professional fees and facility costs.

Sales & Marketing

Our sales and marketing costs consists primarily of personnel, advertising, promotions, public relations and business development. Total costs were $371,282 and $1,652,303 for the fiscal years ended December 31, 2005 and December 31, 2004 respectively representing a decrease of 78% in sales and marketing costs.

The decrease of $1,281,021 in sales and marketing expense was primarily attributed to the issuance of Class V warrants to Avaya in June 2004. During the fiscal year ended December 31, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease in sales and marketing expenses were attributable to decreases in personnel costs.

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $774,686 and $760,810 for the fiscal years ended December 31, 2005 and 2004 respectively, representing an increase of $13,876 or 2%. The increase of $13,876 is primarily a result of an increase in data and voice transmission and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,202,582 and $1,126,326 for the fiscal years ended December 31, 2005 and 2004 respectively, representing an increase of $76,256 or 7% in our general and administrative costs. These costs reflect employee stock option compensation cost of $nil and $14,061 for the fiscal years ended December 31, 2005 and 2004 respectively.

Interest Expense

Our interest expense was $745,728 and $706,176 for the fiscal years ended December 31, 2005 and 2004 respectively. The interest expense for the fiscal year ended December 31, 2005 includes the amortization of the debt discount on the Series C and D notes of $134,422 (CDN$164,390), the amortization of the 15% repayment premium of the Series D note of $20,843 (CDN$25,490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $44,800 (CDN$52,559). The interest expense for the fiscal year ended December 31, 2004 includes the amortization of the debt discount on the Series C and D notes of $166,077 (CDN$214,971), the embedded beneficial conversion feature of $32,000 related to the Series F convertible note and the amortization of the 15% repayment premium of the Series D note of $25,752 (CDN$33,333) issued in September 2003. The remaining interest expense for the fiscal years ended December 31, 2005 and 2004 consist of the stated interest rate on the principal amount of the then outstanding notes.

Income Taxes

At December 31, 2005, we have $5,452,000 United States tax net operating losses that expire in the years 2019 through to 2024. As at December 31, 2005, we have Canadian tax non-capital losses of approximately $21,679,000 that will expire in the years 2006 through 2015. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if the we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2005 and 2004 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Net Loss

Our net loss was $3,030,925 and $4,235,958 for the fiscal years ended December 31, 2005 and 2004 respectively. The primary reason for the decrease in net loss is due to the issuance of Class V Warrants to Avaya in June 2004. During the fiscal year ended December 31, 2004, we recorded $1,169,591 in sales and marketing expenses for the fair value of the exercisable Class V warrants issued to Avaya. The remaining decrease was attributable to decreases in amortization of property and equipment, personnel costs and in legal and professional fees.

Since inception through December 31, 2005, we have incurred aggregate net losses of $43.3 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

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

Interest Expense

Our interest expense was $706,176 and $629,043 for the fiscal years ended December 31, 2004 and 2003 respectively. The interest expense for the fiscal year ended December 31, 2004 includes the amortization of the debt discount on the Series C and D notes of $166,077 (Cdn.$214,971), the embedded beneficial conversion feature of $32,000 related to the Series F convertible note and the amortization of the 15% repayment premium of the Series D note of $25,752 (Cdn.$33,333) issued in September 2003. The interest expense for the fiscal year ended December 31, 2003 includes the amortization of the 15% repayment premium of $242,230 (Cdn.$318,750) on the Series A and B notes, which were issued between June 2002 and May 2003. The remaining interest expense for the fiscal years ended December 31, 2004 and 2003 consist of the stated interest rate on the principal amount of the then outstanding notes.

Loss on Debt Restructuring

For the fiscal year ended December 31, 2003, we recorded a $241,636 loss on debt restructuring.

Income Taxes

At December 31, 2004, we have $6,971,000 United States tax net operating losses that expire in the years 2019 through to 2023. As at December 31, 2004, we have Canadian tax non-capital losses of approximately $20,450,000 that will expire in the years 2005 through 2011. Non-capital losses of our Canadian operating subsidiary Voice Mobility Inc., are restricted by Canadian Income Tax law and may not be available entirely for use in future years pursuant to Section 111(5) of the Canadian Income Tax Act. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if the we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

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

Liquidity and Capital Resources

As of December 31, 2005, we had $2,130,714 in cash and cash equivalents and working capital of $1,393,348 and as of December 31, 2004, we had $566,254 in cash and cash equivalents and a working capital deficiency of $5,631,974.

Operating Activities

Our operating activities resulted in net cash outflows of $2.2 million and $2.3 million for the fiscal years ended December 31, 2005 and 2004 respectively. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $4,683 for the fiscal year ended December 31, 2005. Investing activities resulted in net cash outflows of $109,079 for the fiscal year ended December 31, 2004. During the fiscal year ended 2004, we received proceeds of $8,963 from the sale of property and equipment and spent $118,042 on property and equipment purchased during the period. The investing activities in fiscal 2005 and 2004 were limited due to our cash conservation plans. At December 31, 2005, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $3.7 million for the fiscal year ended December 31, 2005 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series H notes in April and May 2005 and the exercise of certain outstanding share purchase warrants and options.

Financing activities resulted in net cash inflows of $2.9 million for the fiscal year ended December 31, 2004 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series F and G notes, and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at December 31, 2005, we have $9,104,316 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at December 31, 2005	Maturity Date
Series C notes payable	$4,438,983	December 31, 2009 (1)
Series D notes payable	535,713	December 31, 2009 (1)
Series E notes payable	655,372	December 31, 2009 (1)
Series F convertible note payable	144,568	December 31, 2009 (1)
Series G notes payable	385,324	December 31, 2009 (1)
Series H notes payable	408,153	December 31, 2009 (1)
Innovatia Inc. promissory note payable	2,536,203	as discussed below
	9,104,316

(1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 6 to the consolidated financial statements included elsewhere in this filing.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (CDN$2,720,142) of which $2,536,203 (CDN$2,949,604) of principal and accrued interest is outstanding at December 31, 2005. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2005 was 4.75%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $194,908 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2005, the current portion due on the promissory note is $396,088 (CDN$460,651) and as of January 1, 2006, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares payable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2005, the non-current portion of the promissory note eligible for prepayment is $2,140,115 (CDN$2,488,953) and if we elected to prepay this amount with the issuance of common shares then as at January 1, 2006, this would result in the issuance of 2,928,180 common shares.

As at January 1, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,223,469 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2006, however, we have completed several private placement transactions for net proceeds of $3.2 million in June and August 2005 and we have extended the maturity date of $6.6 million of the Series C, D, E, F, G and H notes to December 31, 2009. Management projects that we may require an additional $0.5 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate that we will generate revenues from Tier I telecommunications providers in 2006 as such providers make the decision to replace legacy voicemail systems or deploy new systems.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

Stock Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 9[c] to our audited consolidated financial statements for the year ended December 31, 2005. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. We will adopt FAS 123R on January 1, 2006. As permitted by FAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on our statement of operations, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 9[c] to these consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for accounting changes and error corrections made after December 31, 2005. Early adoption is also permitted. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively to all periods presented so that those financial statements contain a consistent application of the accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be reflected in the financial statements by showing the cumulative effect of the change for all periods prior to the change. The guidance in APB Opinion No. 20 regarding the correction of an error in previously issued financial statements and a change in accounting estimates was carried forward in SFAS No. 154. We plan to adopt this standard in fiscal year 2006.

Item 7.       Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-KSB

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004.

Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

Voice Mobility International, Inc.

December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring net losses and shareholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada, February 28, 2006	/s/ Ernst & Young LLP Chartered Accountants

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Basis of Presentation]

As at December 31	(expressed in U.S. dollars)

	2005	2004
	$	$
ASSETS [note 6]
Current
Cash and cash equivalents	2,130,714	566,254
Accounts receivable [note 3]	5,000	-
Other receivables	8,599	10,813
Prepaid expenses	34,457	31,096
Total current assets	2,178,770	608,163

Deferred contract costs [note 7]	81,631	81,631
Deferred finance costs [note 6]	729,823	27,730
Property and equipment, net [note 5]	47,432	105,078
Total assets	3,037,656	822,602

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable [note 7]	150,867	159,968
Accrued liabilities [notes 7 and 11]	173,177	216,582
Employee related payables	65,290	63,369
Deferred revenue	-	12,126
Notes payable [notes 6 and 11]	-	5,404,855
Current portion of promissory note payable [note 7]	396,088	383,237
Total current liabilities	785,422	6,240,137

Deferred revenue [note 7]	333,756	322,927
Notes payable [notes 6 and 11]	6,568,113	-
Promissory note payable [note 7]	2,140,115	1,961,339
Total liabilities	9,827,406	8,524,403
Commitments [note 12]

Stockholders' deficiency [note 9]
Common stock, $0.001 par value, authorized 100,000,000
48,368,134 outstanding [2004 – 41,288,491]	48,368	41,288
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	38,012,541	33,880,606
Accumulated deficit	(43,278,023)	(40,247,098)
Other accumulated comprehensive loss	(1,572,637)	(1,376,598)
Total stockholders' deficiency	(6,789,750)	(7,701,801)
Total liabilities and stockholders' deficiency	3,037,656	822,602

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in U.S. dollars)

	2005	2004
	$	$

Sales [note 4]	34,344	12,981
Cost of sales	4,151	5,683
Gross profit	30,193	7,298

Operating expenses
Sales and marketing [note 9[d]]	371,282	1,652,303
Research and development	774,686	760,810
General and administrative [notes 9[c] and 11]	1,202,582	1,126,326
	2,348,550	3,539,439
Loss from operations	2,318,357	3,532,141
Interest income	(33,159)	(2,359)
Interest expense	745,727	706,176
Net loss	3,030,925	4,235,958

Basic and diluted loss per share [note 8]	(0.06)	(0.10)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Year ended December 31	(expressed in U.S. dollars)

							Other
	Common Stock		Series A Preferred Stock		Additional		Accumulated
	Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Total
	#	$	#	$	$	$	$	$

Balance, December 31, 2003	35,565,620	35,566	1	1	30,061,022	(36,011,140)	(796,903)	(6,711,454)
Common stock issued pursuant to private placements, net of share issue costs of $32,001	3,546,489	3,546	-	-	1,982,923	-	-	1,986,469
Common stock issued pursuant to exercise of stock options	494,549	494	-	-	82,115	-	-	82,609
Common stock issued pursuant to exercise of common stock warrants	1,344,333	1,344	-	-	404,732	-	-	406,076
Common stock issued pursuant to settlement of accounts payable	40,000	40	-	-	21,960	-	-	22,000
Common stock issued pursuant to legal settlement agreement	187,500	188	-	-	112,312	-	-	112,500
Warrants issued pursuant to license and services agreement with Avaya	-	-	-	-	1,169,591	-	-	1,169,591
Beneficial conversion feature pursuant to Series F convertible note payable	-	-	-	-	32,000	-	-	32,000
Common stock issued on exchange of exchangeable shares	110,000	110	-	-	(110)	-	-	-
Stock based compensation	-	-	-	-	14,061	-	-	14,061
Components of comprehensive loss:
Net loss	-	-	-	-	-	(4,235,958)	-	(4,235,958)
Foreign currency translation loss	-	-	-	-	-	-	(579,695)	(579,695)
Total comprehensive loss								(4,815,653)
Balance, December 31, 2004	41,288,491	41,288	1	1	33,880,606	(40,247,098)	(1,376,598)	(7,701,801)
Common stock issued pursuant to private placement, net of share issue costs of $265,378	4,267,120	4,267	-	-	3,177,071	-	-	3,181,338
Common stock issued pursuant to exercise of stock options	135,023	135	-	-	40,667	-	-	40,802
Common stock issued pursuant to exercise of common stock warrants	250,000	250	-	-	62,250	-	-	62,500
Common stock issued on exchange of exchangeable shares	2,427,500	2,428	-	-	(2,428)	-	-	-
Warrants issued pursuant to amendment agreement of notes payable	-	-	-	-	743,972	-	-	743,972
Extension of conversion feature of Series F convertible note payable	-	-	-	-	20,096	-	-	20,096
Stock based compensation	-	-	-	-	90,307	-	-	90,307
Components of comprehensive loss:
Net loss	-	-	-	-	-	(3,030,925)	-	(3,030,925)
Foreign currency translation loss	-	-	-	-	-	-	(196,039)	(196,039)
Total comprehensive loss								(3,226,964)
Balance, December 31, 2005	48,368,134	48,368	1	1	38,012,541	(43,278,023)	(1,572,637)	(6,789,750)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in U.S. dollars)

	2005	2004
	$	$

OPERATING ACTIVITIES
Net loss	(3,030,925)	(4,235,958)
Non-cash items included in net loss
Amortization of property and equipment	63,060	120,546
Amortization of deferred finance costs	65,643	25,752
Accretion of unamortized debt discount	134,422	166,077
Beneficial conversion feature on convertible note	-	32,000
Non-cash sales and marketing expense	-	1,169,591
Stock based compensation	90,307	14,061
(Gain) loss on disposal of property and equipment	-	(5,977)
Common stock issued on legal settlement agreement	-	112,500
	(2,677,493)	(2,601,408)
Net change in operating assets and liabilities [note 14]	465,400	272,962
Cash used in operating activities	(2,212,093)	(2,328,446)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,683)	(118,042)
Proceeds on sale of property and equipment	-	8,963
Cash used in investing activities	(4,683)	(109,079)

FINANCING ACTIVITIES
Proceeds from Series H notes payable	364,257	-
Proceeds from Series F convertible note payable	-	112,517
Proceeds from Series G notes payable	-	303,882
Proceeds from issuance of common stock, net of share issue cost	3,181,338	1,986,469
Proceeds on exercise of stock options	40,802	82,609
Proceeds on exercise of common stock warrants	62,500	406,076
Cash provided by financing activities	3,648,897	2,891,553

Effect of change in foreign exchange rate on cash and cash equivalents	132,339	26,590

Increase in cash and cash equivalents	1,564,460	480,618
Cash and cash equivalents, beginning of year	566,254	85,636
Cash and cash equivalents, end of year	2,130,714	566,254

See accompanying notes

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

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

The Company incurred a net loss of $3,030,925 for the year ended December 31, 2005 [2004 - $4,235,958] and has a total shareholders’ deficiency of $6,789,750 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2005, the Company received net proceeds of $3.6 million in connection with the issuance of debt and equity financing and the exercise of outstanding options and warrants.. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

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

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104").

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Financial instruments

The Company's financial instruments consists of cash and cash equivalents, accounts receivable, accounts and other receivables, accounts payable, accrued liabilities, employee related payables, notes payable, and promissory notes payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" ("FAS 148"). The pro-forma disclosure of stock based compensation is included in Note 9[c].

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. The Company will adopt FAS 123R on January 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 9[c] to these consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for accounting changes and error corrections made after December 31, 2005. Early adoption is also permitted. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively to all periods presented so that those financial statements contain a consistent application of the accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be reflected in the financial statements by showing the cumulative effect of the change for all periods prior to the change. The guidance in APB Opinion No. 20 regarding the correction of an error in previously issued financial statements and a change in accounting estimates was carried forward in SFAS No. 154. We plan to adopt this standard in fiscal year 2006.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivables and the other receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from one customer comprised 100% of the gross accounts receivable balance at December 31, 2005.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

4. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Other	Total

2005	11,755	22,589	-	34,344
2004	-	12,981	-	12,981

Sales from technical training and support services to one customer comprised 66% of revenue and sales from the recognition of deferred revenue from one customer comprised 34% of revenues in 2005. Sales from technical training and support services to one customer comprised 100% of revenues in 2004.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

5. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

2005
Computer equipment	2,371,248	2,357,933	13,315
Computer software	566,082	548,264	17,818
Office equipment and furniture	179,751	175,777	3,974
Leasehold improvements	29,572	17,247	12,325
	3,146,653	3,099,221	47,432

2004
Computer equipment	2,290,325	2,273,459	16,866
Computer software	547,130	493,066	54,064
Office equipment and furniture	173,919	156,370	17,549
Leasehold improvements	28,612	12,013	16,599
	3,039,986	2,934,908	105,078

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

6. NOTES PAYABLE

	2005		2004
	US$	Cdn$	US$	Cdn$

Series C notes payable	4,438,983	5,162,537	3,882,338	4,666,569
Series D notes payable	535,713	623,034	452,254	543,610
Series E notes payable	655,372	762,198	594,174	714,197
Series F convertible note payable	144,568	168,133	129,890	156,127
Series G notes payable	385,324	448,132	346,199	416,132
Series H notes payable	408,153	474,682	-	-
	6,568,113	7,638,716	5,404,855	6,496,635

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

The Company also modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call. See Note 9[d].

In consideration for the amendments, the Company also issued 1,450,000 Class Z share purchase warrants to the note holders. Each Class Z warrant entitles the holder to purchase one common share for $0.95 (Cdn$1.10) at any time up to September 18, 2008. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

The amendments have been accounted for in accordance with Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, whereby an amount of $764,068 (Cdn$893,500) representing the aggregate fair value of the Class Z warrants and extension to the conversion feature on the Series F note payable has been recorded as deferred finance costs. This amount will be amortized to the statement of operations on a straight-line basis over the remaining 51-month term to maturity of the notes payable.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont’d)

Repayment of all series of notes payable have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

SERIES C NOTES PAYABLE

	2005		2004
	US$	Cdn$	US$	Cdn$

Principal	3,987,555	4,637,526	3,858,175	4,637,526
Unamortized debt discount	(33,062)	(38,451)	(135,953)	(163,416)
	3,954,493	4,599,075	3,722,222	4,474,110
Accrued interest	484,490	563,462	160,116	192,459
	4,438,983	5,162,537	3,882,338	4,666,569

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred stock were settled in full in exchange for the issuance of Series C notes, common stock and Class T share purchase warrants. The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.37 (Cdn$0.425) per share. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $3,300,127 (Cdn$4,454,841) was allocated to the notes and $272,379 (Cdn$367,685) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 980,137 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $.95 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $502,894 (Cdn$588,082) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense. The remaining balance of the discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series C notes bear interest at 8% per annum and are now payable based upon a tiered percentage of the Company’s earnings before interest tax depreciation and amortization. 68% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES D NOTES PAYABLE

	2005		2004
	US$	Cdn$	US$	Cdn$

Principal	429,923	500,000	415,973	500,000
Repayment premium	64,488	75,000	62,396	75,000
Unamortized debt discount	(10,431)	(12,131)	(42,891)	(51,555)
	483,980	562,869	435,478	523,445
Accrued interest	51,733	60,165	16,776	20,165
	535,713	623,034	452,254	543,610

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D notes and 574,999 Class R share purchase warrants to four shareholders, one of whom is also a director of the Company. The warrants are exercisable for a period of five years at an exercise price of $0.37 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $64,488 (Cdn$75,000) was recorded as an increase to the notes balance and as a deferred financing cost. The deferred financing cost was being amortized to interest expense over the 27-month term to maturity. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 120,221 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $61,683 (Cdn$72,133) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense. The remaining balance of the deferred financing cost and discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series D notes bear interest at 8% per annum and are now payable based upon a tiered percentage of the Company’s earnings before interest tax depreciation and amortization. 8% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES E NOTES PAYABLE

	2005		2004
	US$	Cdn$	US$	Cdn$

Principal	515,907	600,000	499,168	600,000
Repayment premium	77,386	90,000	74,875	90,000
	593,293	690,000	574,043	690,000
Accrued interest	62,079	72,198	20,131	24,197
	655,372	762,198	594,174	714,197

During the months of November and December 2003, the Company issued an aggregate of $457,754 (Cdn$600,000) Series E notes to two shareholders. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $69,418 (Cdn$90,000) was recorded as an increase to the notes balance and expensed immediately as interest since the notes were due on demand.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 144,266 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $74,021 (Cdn$86,560) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series E notes bear interest at 8% per annum and are now payable based upon a tiered percentage of the Company’s earnings before interest tax depreciation and amortization. 10% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES F CONVERTIBLE NOTE PAYABLE

	2005		2004
	US$	Cdn$	US$	Cdn$

Principal	129,041	150,075	124,855	150,075
Accrued interest	15,527	18,058	5,035	6,052
	144,568	168,133	129,890	156,127

On June 17, 2004, the Company issued a $112,517 (Cdn$150,075) Series F convertible note to one shareholder. The convertible note contains an embedded beneficial conversion feature amounting to $32,000 that was calculated as the difference between the conversion price and the fair value of the units into which the note is convertible multiplied by the number of units. The $32,000 was expensed immediately as interest since the note was due on demand.

On September 19, 2005, the Company amended the maturity date, conversion date and repayment provision in exchange for the issuance of 31,684 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $16,256 (Cdn$19,010) and extension of the conversion feature from June 17, 2006 to December 31, 2009 of $20,096 (Cdn$23,500) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The note is now convertible at the option of the holder at any time before December 31, 2009 into units at a price of $0.99 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.99 (Cdn$1.15) per share at any time before December 31, 2009.

The Series F convertible note bear interest at 8% per annum and are now payable based upon a tiered percentage of the Company’s earnings before interest tax depreciation and amortization. 2% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES G NOTES PAYABLE

	2005		2004
	US$	Cdn$	US$	Cdn$

Principal	343,938	400,000	332,779	400,000
Accrued interest	41,386	48,132	13,420	16,132
	385,324	448,132	346,199	416,132

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G notes to two shareholders.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 84,448 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $43,329 (Cdn$50,669) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series G notes bear interest at 8% per annum and are now payable based upon a tiered percentage of the Company’s earnings before interest tax depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

SERIES H NOTES PAYABLE

	2005		2004
	US$	Cdn$	US$	Cdn$

Principal	386,930	450,000	-	-
Accrued interest	21,223	24,682	-	-
	408,153	474,682	-	-

During the months of March and May 2005, the Company issued an aggregate of $367,227 (Cdn$450,000) Series H notes to three shareholders.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 89,244 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $45,789 (Cdn$53,546) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series H notes bear interest at 8% per annum and are now payable based upon a tiered percentage of the Company’s earnings before interest tax depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

7. PROMISSORY NOTE PAYABLE

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

Promissory Note Payable

	2005		2004
	US$	Cdn$	US$	Cdn$

Principal	2,088,433	2,428,847	2,020,671	2,428,847
Accrued interest	447,770	520,757	323,905	389,333
	2,536,203	2,949,604	2,344,576	2,818,180
Less current portion	396,088	460,651	383,237	460,651
	2,140,115	2,488,953	1,961,339	2,357,529

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2005 was 4.75%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $194,908 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

7. PROMISSORY NOTE PAYABLE (cont’d)

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2005, the current portion due on the promissory note is $396,088 (CDN$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2005, the non-current portion of the promissory note eligible for prepayment is $2,140,115 (CDN$2,488,953) and if the Company elected to prepay this amount with the issuance of common shares then as at January 1, 2006, this would result in the issuance of 2,928,180 common shares.

As at January 1, 2006, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,223,469 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

The Company continues to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

7. PROMISSORY NOTE PAYABLE (cont’d)

Other Related Assets and Liabilities

In addition to the promissory note payable, the Company’s financial statements include certain Canadian dollar denominated assets and liabilities. Each balance originated in connection with either the initial development agreement with Innovatia or the three-year software license agreement with Aliant that was signed on June 19, 2002. The Company received an initial payment from Aliant immediately after signing the software license agreement to deliver certain software products and services however, the deployment of product did not occur as planned. The US dollar equivalent of these assets and liabilities as reported in the Company’s financial statements is as follows:

	2005	2004
	$	$
Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	59,929	57,984
Accounts payable to Innovatia for GST and PST on development services	87,690	62,943
Deferred revenue	333,756	322,927

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

8. LOSS PER SHARE

The following table sets forth the computation of loss per share:

	2005	2004
	$	$

Numerator:
Net loss attributable to common stockholders	(3,030,925)	(4,235,958)

Denominator:
Weighted average number of common stock outstanding	44,977,466	38,641,535
Weighted average number of common stock issuable on exercise of Exchangeable Shares	1,928,651	3,344,837
Weighted average number of common stock equivalents outstanding	46,906,117	41,986,372

Basic and diluted loss per share	(0.06)	(0.10)

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic loss per share. During 2005, holders of the Exchangeable Shares exchanged 2,427,500 Exchangeable Shares into 2,427,500 common shares of the Company for no additional consideration. As at December 31, 2005, 912,500 Exchangeable Shares are outstanding [2004 – 3,340,000].

For the years ending December 31, 2005 and 2004, the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

9. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

[b] Common stock

2005

Private Placements

On June 27, 2005, the Company issued 4,100,000 units at Cdn$1.00 per unit for net cash proceeds of $3,082,599 (Cdn$3,794,063). $2,758,420 of the net cash proceeds was received in June 2005 with the remaining $324,179 collected in July 2005. Each unit consists of one share of common stock and one half of one Class X share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.10 per share at any time up to June 26, 2008. A director and officer of the Company purchased 25,000 units in this private placement for net cash proceeds of Cdn$25,000. The Company incurred $9,634 (Cdn$11,857) in professional fees and $238,934 (Cdn$294,080) in financing fees for a total of $248,568 (Cdn$305,937). The Company also issued 27,120 common shares and 13,560 Class X share purchase warrants to a third party as a financing fee. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

On August 19, 2005, the Company issued 140,000 units at Cdn$1.00 per unit for net cash proceeds of $98,739 (Cdn$119,537). Each unit consists of one share of common stock and one half of one Class Y share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.10 per share at any time up to August 18, 2008. The Company incurred $7,566 (Cdn$9,263) in professional fees and paid $9,244 (Cdn$11,200) in cash to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

Exchangeable Shares

During 2005, holders of the Exchangeable Shares exchanged 2,427,500 Exchangeable Shares into 2,427,500 common shares of the Company for no additional consideration.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont’d)

warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

On August 27, 2004, the Company issued 153,846 units at Cdn$0.65 per unit for net cash proceeds of $76,103 (Cdn$100,000) to a director of the Company. Each unit comprises one share of common stock and one half of one Class W share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.00 at any time up to August 26, 2007. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

On September 22, 2004, the Company issued 2,153,846 units at Cdn$0.65 per unit for net cash proceeds of $1,075,870 (Cdn$1,381,308). Each unit comprises one share of common stock and one half of one Class W share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.00 at any time up to September 21, 2007. The Company paid $4,010 (Cdn$5,148) in cash and issued 145,631 common shares and 72,817 Class W share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

On September 22, 2004, the Company issued 149,885 units at Cdn$0.66 per unit for net cash proceeds of $76,170 (Cdn$97,795). Each unit comprises one share of common stock and one half of one Class W share purchase warrant, entitling the holder to one common share, exercisable at Cdn$1.00 at any time up to September 21, 2007. The Company paid $859 (Cdn$1,129) in cash and issued 9,531 common shares and 4,766 Class W share purchase warrants to a third party as a finders fee. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

Exchangeable Shares

During 2004, holders of the Exchangeable Shares exchanged 110,000 Exchangeable Shares into 110,000 common shares of the Company for no additional consideration.

Legal Settlement Agreement

On June 23, 2004, in connection with a legal settlement agreement with a former employee, the Company issued 187,500 shares of common stock with a fair value at the time of issuance of $112,500 (see Note 13).

Settlement of an Accounts Payable Balance

On August 19, 2004, in connection with the settlement of an outstanding accounts payable balance with a certain vendor, the Company issued 40,000 shares of common stock with a fair value at the time of issuance of $22,000.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

[c] Stock options

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

Activity under the Plan is as follows:

		Options Outstanding
				Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2003	3,887,296	4,658,249	0.12 - 7.25	$1.13
Options granted	(2,641,617)	2,641,617	0.58 – 1.08	$0.82
Options forfeited	1,133,963	(1,133,963)	0.13 – 5.13	$1.15
Options exercised	-	(494,549)	0.13 – 0.35	$0.17
Balance, December 31, 2004	2,379,642	5,671,354	0.13 – 7.25	$1.07
Options granted	(2,232,772)	2,232,772	0.56 – 0.88	$0.74
Options forfeited	630,327	(630,327)	0.28 – 7.25	$4.17
Options exercised	-	(135,023)	0.14 – 0.73	$0.31
Balance, December 31, 2005	777,197	7,138,776	0.14 – 3.29	$0.74

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2005 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Range of	Outstanding at	Average	Remaining	Exercisable at	Average
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise
Prices	2005	Price	Life (years)	2005	Price

$0.14 - 0.50	1,672,771	$0.22	1.89	1,668,697	$0.22
$0.51 - 1.00	5,071,339	$0.81	3.59	3,147,549	$0.84
$1.01 - 2.00	298,000	$1.43	0.63	288,278	$1.44
$2.01 - 3.29	96,666	$2.51	0.02	96,666	$2.51
	7,138,776	$0.74	3.02	5,201,190	$0.70

As at December 31, 2005, 7,063,776 [2004 - 5,037,354] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.86 [2004 – Cdn$0.84].

The Company incurred non-cash stock based compensation expense of $90,307 and $14,061 in general and administrative expenses for the years ended December 31, 2005 and 2004 respectively.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Pro forma disclosure of stock based compensation

Pro forma information regarding results of operations and loss per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method. The fair value of the Company's stock-based awards granted to employees in 2005 and 2004 was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	2005	2004

Expected life of employee stock options (in years)	2.87	3.0
Volatility	116%	142%
Risk-free interest rate	3.20%	3.34%
Dividend yields	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.51	$0.59

For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized on a straight-line basis over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying FAS 123 to the Company's stock-based awards to employees would approximate the following:

	2005	2004
	$	$

Net loss	(3,030,925)	(4,235,958)
Compensation expense included in reported net loss	-	14,061
Compensation expense determined under the fair value method	(488,044)	(1,097,638)
Pro forma net loss	(3,518,969)	(5,319,535)

Basic and diluted loss per share
As reported	(0.06)	(0.10)
Pro forma	(0.08)	(0.13)

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

[d] Warrants

The Company has the following common stock warrants outstanding:

	Outstanding			Forfeited	Outstanding	Exercise
	at January 1	Issued	Exercised	or Cancelled	at December 31	Price	Expiry
	#	#	#	#	#		Date

2005
Class O warrants	250,000	-	250,000	-	-	0.25	Exercised
Class R warrants	574,999	-	-	-	574,999	Cdn.0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	-	1,176,470	Cdn.0.425	Sep. 8/08
Class T warrants	3,198,350	-	-	-	3,198,350	Cdn.0.425	Sep. 8/08
Class U warrants	466,875	-	-	-	466,875	Cdn.1.36	Mar. 4/07
Class V warrants	2,000,000	-	-	-	2,000,000	Cdn.1.14	May 31/06
Class V warrants	4,000,000	-	-	-	4,000,000	Cdn.1.14	May 31/07
Class W warrants	76,923	-	-	-	76,923	Cdn.1.00	Aug. 26/07
Class W warrants	1,229,450	-	-	-	1,229,450	Cdn.1.00	Sep. 21/07
Class X warrants	-	2,063,560	-	-	2,063,560	Cdn.1.10	Jun. 26/08
Class Y warrants	-	70,000	-	-	70,000	Cdn.1.10	Aug. 18/08
Class Z warrants	-	1,450,000	-	-	1,450,000	Cdn.1.10	Sep. 18/08
	12,973,067	3,583,560	250,000	-	16,306,627

2004
Class K warrants	100,000	-	-	100,000	-	1.50	Forfeited
Class O warrants	500,000	-	250,000	-	250,000	0.25	Jul. 26/05
Class P warrants	700,000	-	700,000	-	-	0.30	Exercised
Class Q warrants	377,667	-	377,667	-	-	Cdn.0.45	Exercised
Class R warrants	574,999	-	-	-	574,999	Cdn.0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	-	1,176,470	Cdn.0.425	Sep. 8/08
Class T warrants	3,215,016	-	16,666	-	3,198,350	Cdn.0.425	Sep. 8/08
Class U warrants	-	466,875	-	-	466,875	Cdn.1.36	Mar. 4/07
Class V warrants	-	2,000,000	-	-	2,000,000	Cdn.1.14	May 31/06
Class V warrants	-	4,000,000	-	-	4,000,000	Cdn.1.14	May 31/07
Class W warrants	-	76,923	-	-	76,923	Cdn.1.00	Aug. 26/07
Class W warrants	-	1,229,450	-	-	1,229,450	Cdn.1.00	Sep. 21/07
	6,644,152	7,773,248	1,344,333	100,000	12,973,067

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

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

Call Feature
$

Class R, S and T warrants	$1.10 (Cdn. $1.275)
Class U warrants	$2.58 (Cdn. $3.00)
Class W warrants	$1.93 (Cdn. $2.25)
Class X, Y and Z warrants	$1.72 (Cdn. $2.00)

On September 19, 2005, the Company modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. ("Avaya") and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn.$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statements of operations in 2004. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at December 31, 2005, no additional performance based milestones had been met.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

10. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The Company is also subject to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2005	2004
	$	$

Tax recovery at U.S. statutory rates	(1,061,000)	(1,483,000)
Higher effective income taxes of
Canadian subsidiary	(4,000)	(14,000)
Change in valuation allowance	599,000	1,329,000
Imputed interest	224,000	164,000
Non-deductible expenses	242,000	11,000
Other	-	(7,000)
Income tax expense (recovery)	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2005	2004
	$	$

Net operating loss carry forwards	9,305,000	9,720,000
Property and equipment	1,508,000	1,505,000
Unrealized foreign exchange	(842,000)	(714,000)
Debt discount accretion	100,000	119,000
Financing fees	82,000	124,000
Other	6,000	14,000
Total deferred tax assets	10,159,000	10,768,000
Valuation allowance	(10,159,000)	(10,768,000)
Net deferred tax assets	-	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

10. INCOME TAXES (cont'd.)

The non-capital and net operating loss carry forwards expire as follows:

$

Canada
2006	1,448,000
2007	3,676,000
2008	7,867,000
2009	2,384,000
2010	1,941,000
2014	2,400,000
2015	1,963,000
21,679,000
U.S.
2019	47,000
2020	2,575,000
2021	2,339,000
2022	358,000
2023	-
2024	133,000
5,452,000
27,131,000

Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

11. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions in the normal course of operations which were recorded at amounts established and agreed between the related parties:

[a] During the year ended December 31, 2005, the Company was charged by Tsalix Investment Inc. (previously Pacific Western Mortgage Corporation), a company controlled by a shareholder and a director of the Company, for consulting services totalling $nil [2004 - $1,664]. At December 31, 2005, $5,159 is included in accrued liabilities [2004 - $62,750] that is owing to the same shareholder and director of the Company for monies paid on behalf of the Company.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

11. RELATED PARTY TRANSACTIONS (cont'd.)

[b] During the year ended December 31, 2005, the Company was charged legal fees totalling $45,989 [2004 - $66,237] by Catalyst Corporate Finance Lawyers, of which the Company’s Corporate Secretary is a partner. At December 31, 2005, $1,290 [2004 - $21,547] is included in accounts payable and accrued liabilities.

[c] As at December 31, 2005, included in the notes payable are the following amounts due to a director or his immediate family member.

Principal Portion of Notes

	2005		2004
	US$	Cdn$	US$	Cdn$

Series C notes	1,059,641	1,232,362	952,048	1,144,362
Series D notes	223,660	260,117	188,816	226,957
Series E notes	327,686	381,099	297,087	357,099
Series G notes	192,662	224,066	173,100	208,066
Series H notes	204,299	237,600	-	-
	2,007,948	2,335,244	1,611,051	1,936,484

[d] As per Note 9[b], on June 27, 2005, the Company issued 25,000 units at Cdn$1.00 per unit for net cash proceeds of $20,312 (Cdn$25,000) to a director and officer of the Company.

[e] On September 19, 2005, the Company issued 9,618 Class Z share purchase warrants to a director of the Company in exchange for amending the terms of the Series D note payable.

12. COMMITMENTS

The Company leases two premises under operating leases, both of which expire in 2008. The minimum lease payments are as follows:

$

2006	66,276
2007	69,758
2008	62,593
198,627

The rental expense charged to the consolidated statements of operations in 2005 amounted to $129,344 [2004 - $149,750].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

13. LEGAL SETTLEMENT

On June 21, 2004, the Company entered into a settlement agreement with a former employee whereby the Company paid $118,397 (Cdn$150,000) in cash and issued 187,500 shares of common stock which were valued at the market price of the Company's shares on the date of issuance ($112,500). On December 19, 2005, the Company paid an additional $138,510 (Cdn$162,500) in cash for a final dismissal of the lawsuit.

14. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2005	2004
	$	$

Accounts receivable	(5,000)	-
Other receivables	2,473	3,108
Prepaid expenses	(2,232)	32,680
Accounts payable	(13,896)	(49,903)
Accrued liabilities	(48,642)	9,388
Employee related payables	(196)	(3,858)
Accrued interest on promissory notes payable	108,634	96,082
Accrued interest on notes payable	436,014	181,372
Deferred revenue	(11,755)	4,093
	465,400	272,962

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2005	(expressed in U.S. dollars)

14. SUPPLEMENTAL CASH FLOW INFORMATION (cont'd)

Non-cash investing and financing activities are as follows:

	2005	2004
	$	$
Repayment of Series C note payable on settlement of notes receivable	-	153,206

Cash amounts paid for interest and income taxes are as follows:

	2005	2004
	$	$

Cash paid for interest	-	201,962

15. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

Item 8.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B. Other Information.

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The board of directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer and Director	49	August 2001
James J. Hutton	President and Director	40	President - August 2001 Director - June 1999
David Raffa	Corporate Secretary	47	April 2000
William E. Krebs(1)(3)	Director	59	June 1999
Morgan Sturdy(2)(4)	Director	53	April 2000

Donald A. Calder(1)(2)(3)	Chairman of the Board of Directors, Director	61	Chairman of the Board of Directors - March 2003; Director - February 2002
Robert E. Neal(1)(4)	Director	51	September 2003
Gary Donahee(2)(3)(4)	Director	59	October 2003

(1) Members of our Audit Committee

(2) Members of our Corporate Governance Committee

(3) Members of our Compensation Committee

(4) Members of our Finance Committee

Randy G. Buchamer - Chief Executive Officer and Director

Mr. Buchamer has been our Chief Executive Officer and a director of our company since August, 2001. Between August, 2001 and March, 1999, Mr. Buchamer provided management consulting services to various public companies for a consulting company called Rydan Management. From February, 1998 to March, 1999, Mr. Buchamer served as the Managing Director of Operations for the Jim Pattison Group and was responsible for supporting the $4.5 billion operations of 55 companies owned by the Jim Pattison Group. Some of the Jim Pattison Group businesses are involved in grocery stores, specialty packaging, advertising, magazine distribution, broadcasting, automotive retailing as well as other business. From 1996 to 1998, he served as Vice President and Chief Operating Officer of Mohawk Oil Retail Small Business Unit and from 1989 to 1996 as Vice President Corporate Services and Chief Information Officer for Mohawk Oil Company. Mohawk is a producer and seller of petroleum products. From 1987 to 1988, he was Retail Market Specialist for Digital Equipment of Canada Limited. Mr. Buchamer founded and served, from 1981 to 1988, as President of Vartech Systems Corporation and RB Computer Products, an IBM value added reseller and North American software publisher and distributor of retail, distribution and manufacturing software solutions. He received his Executive MBA from Simon Fraser University's Executive Management Development Program in 1994 and attended the Business Administration program at the University of Illinois. He also has completed courses at the IBM Canada Business Management School.

Mr. Buchamer is also a director of Bradner Ventures Ltd., a public company with a class of securities registered under the Securities Exchange Act of 1934).

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

David J. Raffa - Corporate Secretary

Mr. Raffa is a founder, COO and Investment Manager of BC Advantage Funds (VCC) Ltd., which is a fund that invests in early state life science and technology companies. He is partner of Catalyst Corporate Finance Lawyers, a corporate finance law firm, and is the principal of Harris Road Consulting Ltd., a company that specializes in guiding and advising boards of directors. Mr. Raffa has over 18 years experience in working with and advising technology companies. He also served as a director or advisory board member of a number of public and private technology companies. Mr. Raffa is also a member of the board of directors of the British Columbia Technology Industry Association.

William E. Krebs - Director

Mr. Krebs previously served as the chairman of our board of directors from 1995 to September 2000. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to August 2000, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. since 1987 and served as President and a Director of Tsalix Investments Inc. (formerly Pacific Western Capital Corp.) from 1994 to 1995. These companies provided consulting services and investment capital. From 1997 to 1999, he was a director and officer of WaveRider Communications, Inc., a company which dealt with wireless broadband technology. From 1990 to 1995, Mr. Krebs served as director and President of TelcoPlus Enterprises Ltd. and its wholly-owned subsidiary, Intertec Telecommunications Inc. Mr. Krebs served as a director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1973 to 1980. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

Morgan Sturdy - Director

Since April, 2000, Morgan Sturdy serves as a director on several Canadian and United States public companies as described below. From September 1997 to April 2000, Mr. Sturdy was Executive Vice-President and Chief Operating Officer of NICE Systems North America, a computer telephony interface provider of call logging and quality performance products for call centers. For twelve years prior, he served as President of Dees Communications Engineering Ltd., an innovator in computer telephony solutions, which was then sold to NICE Systems. From 1997 to 1999, he was Chairman of the Board of Directors of Hothaus Technologies, a leader in DSP solutions for voice over IP, which was subsequently acquired by Broadcom. He is a current director of several publicly traded companies, including Ignition Point and TIR Systems. He recently sat on the Board of Creo Inc.'s which was acquired by Kodak Inc. in August 2005. Creo Inc.’s common shares are registered under the Securities and Exchange Act. Additionally, he sits on the board of three private technology companies including Discovery Parks, Idellex Software and Responsetek Inc. Mr. Sturdy is the past Chairman of the British Columbia Technology Association, a member of the Board of Governors of Science World and Director of the Greater Vancouver YMCA. Mr. Sturdy is a past director of National Wireless Canadian Research Foundation.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2005 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Randy G. Buchamer	1(1)	1(1)	Nil
James J. Hutton	1(1)	1(1)	Nil
David J. Raffa	1(1)	1(1)	Nil

(1)            The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Change in Beneficial Ownership.

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

During the year ended December 31, 2005, the following two (2) individuals served as executive officers of our company at various times: Randy Buchamer and James Hutton. Our chief executive officer, Randy Buchamer, and President, James Hutton, being executive officers whose total salary and bonus exceeded $100,000, are considered to be named executive officers for the purposes of our executive compensation disclosure on this annual report on Form 10-KSB.

The following table shows, for the three-year period ended December 31, 2005, the cash and other compensation we paid to our chief executive officer and to each of our executive officers who had annual compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE
		Annual Compensation (1)			Long Term Compensation (2)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Randy Buchamer Chief Executive Officer (3)	2005 2004 2003	$165,085 $165,696 $147,942	$49,525 N/A N/A	$4,953 $5,825 $4,628	600,700 658,800 83,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
James J. Hutton President(4)	2005 2004 2003	$130,004 $130,486 $116,611	$49,525 N/A N/A	$4,953 $5,762 $4,628	365,922 108,800 108,500	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Marco Pacelli(5)	2005 2004 2003	N/A $136,346 $190,833	N/A N/A N/A	N/A N/A N/A	Nil 54,400 127,000	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1) Compensation was paid to Mr. Buchamer and Mr. Hutton by VMI, our operating subsidiary. Compensation was paid to Mr. Pacelli by Voice Mobility (US) Inc., our U.S. operating subsidiary.

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

(5) Mr. Pacelli served as our Executive Vice President, Sales from October 1, 2002 to May 20, 2004.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during the year ended December 31, 2005.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Name	Individual Grants
	Number of Securities Underlying Options/ SARs Granted (#) (1)(2)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise Price ($/Share) (2)	Expiration Date
Randy Buchamer	108,800 491,900	4.9% 22.0%	Cdn$0.65 Cdn$0.99	February 15, 2010 August 23, 2010
James J. Hutton	108,800 257,122	4.9% 11.5%	Cdn$0.65 Cdn$0.99	February 15, 2010 August 23, 2010
Marco Pacelli	Nil	Nil	N/A	N/A

(1) All of the above options are subject to the terms of our Second Amended and Restated 1999 Stock Option Plan and are exercisable only as they vest. The options have a term of 5 years from the date of grant.

(2) All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($0.69 per share) and the exercise price of the individual's options. No named Executive Officer exercised options during the year ended December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy Buchamner	Nil	Nil	1,404,393	808,107	$301,002 (2)	$5,987 (3)
James J. Hutton	Nil	Nil	259,060	344,162	$70,593 (4)	$5,987 (5)
Marco Pacelli	Nil	Nil	Nil	Nil	$0	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($0.69 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Of the exercisable options, 251,505 options have an exercise price of $0.14, 31,402 options have an exercise price of $0.32, 9,114 options have an exercise price of $0.24 and 8,981 options have an exercise price of $0.56.

(3) Of the unexercisable options, 5,987 options have an exercise price of $0.56.

(4) Of the exercisable options, 29,557 options have an exercise price of $0.22, 22,941 options have an exercise price of $0.20, 9114 options have an exercise price of $0.24 and 8,981 options have an exercise price of $0.56.

(5) Of the unexercisable options, 5,987 options have an exercise price of $0.56.

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

Randy Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an indefinite term employment agreement on August 16, 2001. He receives a salary of $165,085 (CDN$200,000) per year plus a car allowance of $413 (CDN$500) per month. On August 16, 2001, he received a one-time grant of 350,000 options exercisable at $1.18 (CDN$1.37) per share. In connection with Mr. Buchamer's service as a director, on June 1, 1999, he received a grant of 50,000 options exercisable at $1.00 (CDN$1.16) per share and on June 14, 2001, he received an additional grant of 50,000 options exercisable at $1.76 (CDN$2.05). On February 26, 2002, he received a grant of 20,000 options exercisable at $0.24 (CDN$0.28) per share, on September 20, 2002, he received an additional grant of 450,000 options exercisable at $0.14 (CDN$0.16) per share and on February 13, 2003, he received an additional grant of 83,000 options exercisable at $0.32 (CDN$0.37) per share. On March 18, 2004, he received an additional grant of 658,800 options exercisable at $0.73 (CDN$0.85) per share. On February 16, 2005, he received an additional grant of 108,800 options exercisable at $0.56 (CDN$0.65) per share. On August 24, 2005, he received an additional grant of 491,900 options exercisable at $0.85 (CDN$0.99) per share.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 1, 2006 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 1, 2006, we had outstanding approximately 48,368,134 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William H. Laird 2930 13th Ave. S.W. Salmon Arm, BC V1E 4N7	3,770,543 (2)	7.8%
William E. Krebs c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	3,598,585 (3)	7.4%
James J. Hutton c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,626,111 (4)	3.3%
Randy Buchamer c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,608,583 (5)	3.3%
Morgan Sturdy c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	555,769 (6)	1.1%
Donald A. Calder c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (7)	**%
Robert Neal c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (8)	**%
Gary Donahee c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (9)	**%
David Raffa c/o 1400 - 1055 West Hastings Street Vancouver, BC V6E 2E9	325,000 (10)	**%
Directors and Executive Officers as a Group	8,689,048 (11)	17.8%

**	Less than 1%

(1)            Based on 48,368,134 shares of common stock issued and outstanding as of March 1, 2006. As of March 1, 2006, there were 912,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding which shares are exchangeable into shares of our common stock at any time with no additional consideration. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)            Includes 339,000 shares, which are owned by Mr. Laird's wife.

(3)            Includes 2,593,131 shares and 431,836 share purchase warrants owned by Margit Kristiansen, Mr. Krebs' wife. Includes 200,000 shares held in a self-directed registered retirement savings plan. Also includes stock options to acquire an aggregate of 225,000 shares of our common stock.

(4)            Includes 512,500 exchangeable shares associated with the single share of Series A Preferred stock. Includes 36,778 shares, which are owned by Janis Gurney, Mr. Hutton's wife, over which Mr. Hutton disclaims beneficial ownership. Includes options to acquire an aggregate of 329,333 shares of our common stock exercisable within the next 60 days. Includes 110,000 shares held in a self-directed registered retirement savings plan.

(5)            Includes options to acquire an aggregate of 1,596,083 shares of our common stock and share purchase warrants to acquire an aggregate of 12,500 shares of our common stock exercisable within the next 60 days.

(6)            Includes options to acquire an aggregate of 325,000 shares of our common stock and share purchase warrants to acquire an aggregate of 76,923 shares of our common stock exercisable within the next 60 days.

(7)            Includes options to acquire an aggregate of 325,000 shares of our common stock exercisable within the next 60 days.

(8)            Includes options to acquire an aggregate of 325,000 shares of common stock exercisable within the next 60 days.

(9)            Includes options to acquire an aggregate of 325,000 shares of common stock exercisable within the next 60 days.

(10)          Includes options to acquire an aggregate of 325,000 shares of common stock exercisable within the next 60 days.

(11)          Includes 512,500 exchangeable shares exchangeable into 512,500 shares of our common stock, share purchase warrants to acquire an aggregate of 530,877 shares of common stock and options to acquire 3,775,416 shares of our common stock, all exercisable within 60 days.

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

On June 27, 2005, in connection with a private placement transaction, we issued to Randy Buchamer, our CEO and a director of our company, 25,000 units at $0.81 (Cdn$1.00) per unit for net cash proceeds of $20,312

(Cdn$25,000). Each unit consists of one share of common stock and one half of one share purchase warrant, with each whole warrant exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share.

On September 19, 2005, in connection with a debt restructuring transaction, we issued to William Krebs, a director of our company, 9,618 share purchase warrants. Each warrant is exercisable for a period of three years at an exercise price of $0.95 (Cdn$1.10) per share.

During the year ended December 31, 2005, we purchased from Tsalix Investment Inc. (previously Pacific Western Mortgage Corporation), a company controlled by William Krebs, a shareholder and director of our company, consulting services totalling $nil [2004 - $1,644]. We believe that the fees we have paid for these consulting services are comparable to terms we could have obtained from independent third parties. At December 31, 2005, $5,159 is included in accrued liabilities [2004 - $62,750] that is owing to William Krebs for monies paid on behalf of our company.

As at December 31, 2005, the following amounts due to William Krebs, a director of our company, or his immediate family member.

	2005		2004
	US$	Cdn$	US$	Cdn$

Series C notes	1,059,641	1,232,362	952,048	1,144,362
Series D notes	223,660	260,117	188,816	226,957
Series E notes	327,686	381,099	297,087	357,099
Series G notes	192,662	224,006	173,100	208,066
Series H notes	204,299	237,600	-	-
	2,007,948	2,335,244	1,611,051	1,936,484

During the year ended December 31, 2005, we paid $45,989 [2004 - $66,237] to a lawfirm of which our corporate secretary, David Raffa, is a partner.

Item 13.	Exhibits.
(a)		Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	Amended and Restated Bylaws (4)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (5)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (9)

5.1	Opinion of Jones Vargas (6)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and of James Jay Hutton, dated April 1, 1998 (1)
10.3	Employment Agreement between Voice Mobility Inc. and of William Gardiner, dated August 1, 1998 (1)
10.4	Employment Agreement between Voice Mobility Inc. and of Jason Corless, dated October 1, 1998 (1)
10.5	Employment Agreement between Voice Mobility Inc. and of Budd Stewart, dated June 20, 1999 (1)
10.6	Employment Agreement between Voice Mobility Inc. and of Geoff Heston, dated August 7, 1999 (1)
10.7	Acquisition Agreement of Voice Mobility Inc., dated June 24, 1999 (1)
10.8	Agreement and Plan of Distribution of Equity Capital Group, Inc., dated April 1, 1999 (1)
10.10	Debt Settlement Agreement with Maritime Tel & Tel, dated September 15, 1997(1)
10.11	Voting, Support and Exchange Trust Agreement, dated September 30, 1999 (1)
10.12	Debt Settlement Agreement with Pacific Western Mortgage Corporation, dated March 31, 1999 (1)
10.13	Debt Settlement Agreement with Ernest Weir Gardiner, dated March 31, 1999 (1)
10.14	Stock Purchase Agreement , dated April 1, 1999(1)
10.15	Form of Subscription Agreement, dated April 1, 1999 (1)
10.16	Exchange Agreement, dated July 5, 1999 (1)
10.17	Employment Agreement between Voice Mobility Inc. and Thomas G. O'Flaherty, dated January 1, 2000 (5)
10.18	Employment Agreement between Voice Mobility Inc. and David Grinstead, dated February 1, 2000 (5)
10.19	Form of Series B Preferred Stock Subscription Agreement, dated December 27, 2000 (5)
10.20	Form of Class I Stock Purchase Warrant, dated December 29, 2000 (5)
10.21	Escrow Agreement, as amended, dated December 29, 2000 (6)
10.22	Agency Agreement, dated April 3, 2001 (6)

10.23	Special Warrant Indenture, dated April 3, 2001 (6)
10.24	Share Warrant Indenture, dated April 3, 2001 (6)
10.25	Form of Subscription Agreements for Special Warrants (6)
10.26	LivingLAB Agreement Between Voice Mobility Inc. and Innovatia, dated February 27, 2001 (6)
10.27	Non-Negotiable Promissory Note in favor of Ibex Investments Ltd., as amended, dated April 25, 2001 (8)
10.28	Class K Stock Purchase Warrant, dated April 25, 2001 (6)
10.29	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated May 11, 2001 (7)
10.30	Non-Negotiable Promissory Note in favor or Interior Holdings Ltd., dated May 11, 2001 (7)
10.31	Form of Class L Stock Purchase Warrant , dated May 11, 2001 (7)
10.32	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 14, 2001(8)
10.33	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 14, 2001(8)
10.34	Form of Class M Stock Purchase Warrant, dated June 14, 2001 (8)
10.35	Non-Negotiable Promissory Note in favor of Alliance Equities Ltd., dated June 25, 2001 (8)
10.36	Non-Negotiable Promissory Note in favor of Interior Holdings Ltd., dated June 25, 2001 (8)
10.37	Form of Class N Stock Purchase Warrant, dated June 15, 2001 (8)
10.38	Escrow Agreement among the Company, Computershare Trust Company of Canada and certain shareholders of the Company dated July 3, 2001 (8)
10.39	Settlement Agreement between Thomas O'Flaherty and the Company dated June 29, 2001 (8)
10.40	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (9)
10.41	Amended LivingLAB Agreement between Voice Mobility Inc. and Innovatia Inc., dated March 4, 2002(9)
10.42	Addendum to LivingLAB Agreement, dated December 28, 2001 (9)

10.43	Employment Agreement between Voice Mobility Inc. and James Hutton, dated April 1, 2000 (9)
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

10.61	Form of subscription agreement in connection with the issuance of the Series F Promissory Note dated June 17, 2004 between Voice Mobility International Inc. and William Laird. (16)
10.62	Form of Subscription Agreement in connection with the issuance of the Series G Promissory Note, dated July 1, 2004, between Voice Mobility Inc. and each of William Laird and Margit Kristiansen. (17)
10.63	Debt Settlement and Subscription Agreement, dated August 19, 2004, between Voice Mobility International, Inc. and 4P Management Partners S.A. (17)
10.64	Form of Subscription Agreement in connection with the unit financing, dated August 27, 2004, between Voice Mobility International, Inc. and Morgan Sturdy. (17)
10.65

Form of Subscription Agreement in connection with the unit financing, dated September 22, 2004 between Voice Mobility International, Inc. and each of Jim Cox, Jeff Reed, Alistair Boulton, Honor de Pencier, James Graham, William Greaves, Columbia Marketing Ltd., Berkin Business S.A., Wolfram Boehm, Heinz Hofliger, Sthakwy Fishing Company Ltd., Lila Jung, 608314 BC Ltd., Kelly Selkirk, Mike Hope, Brent Peters, Paul Currie, Barbara McKnight, Stanley Steed, Edward Morris, Jamie Robertson, Randall West, John Ross, Chartwell Investment Services, Shalimar Business Services, Erich Hofer, Stuart Ostlund, Bill Whitehead, Monty Sutton, Doug Johnson and Bob Tassone. (17)

10.66

Form of Subscription Agreement in connection with the unit financing, dated September 22, 2004, between Voice Mobility International, Inc. and each of Barbara McKnight, Chris Thomas, Renee Patterson and Don Donis. (17)

10.67

Form of Subscription Agreement in connection with the issuance of the Series H Promissory Notes, dated April 1, 2005, between Voice Mobility Inc. and each of Bearberry Investments and Margit Kristiansen. (18)

10.68

Form of Subscription Agreements in connection with the unit financing dated June 27, 2005 between Voice Mobility International Inc. and each of Doug Johnson, Mike Bennett, BC Advantage Fund (VCC) Ltd., Randy Buchamer, Paul Currie, Michael David, John Herdman, Bernie Hertel, HighTec Venture Capital Inc., Harold Hodgson, Thomas Jaw, Betty Ku, Jeff Lewis, Barbara McKnight, Tan Van Nguyen, Stuart Ostlund, Jamie Robertson, Robert Semple, Sthakwy Fishing Company Ltd., Ian Stuart, Aaron and Carling Sundberg, Bob Tassone, Chris Thomas, John Tognetti, Randall West, James Yii, Stanley Steed, Alpine Atlantic, APAX Consultants Ltd., Arlington Group Ltd., Bank Julius Baer & Co. Ltd., Chartwell Investments, Jan Dekker, J.T. Eberhard, Erich Hofer, James Ladner, Professional Trading Services SA, Bruno Sauter, H.J.M. Schepers and Shalimar Business Services SA. (19)

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

14.1	Code of Ethics. (15)
31*	Section 302 Certification of Randy Buchamer, dated March 15, 2006
32*	Section 906 Certification of Randy Buchamer, dated March 15, 2006
21.1	Subsidiaries of our company
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

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended December 31, 2005 and 2004 as follows:

	2005	2004
Audit Fees	$82,500	$75,100
Audit Related Fees	-	-
Tax Fees	6,000	12,000
All Other Fees	-	-
Total Fees	$88,500	$87,100

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Randy G. Buchamer

Chief Executive Officer and Director

(Principal Executive Officer and

Principal Financial Officer)

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy G. Buchamer Randy G. Buchamer	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 15, 2006

/s/ James J. Hutton	President and Director	March 15, 2006
James J. Hutton

/s/ Harry Chan	Controller	March 15, 2006
Harry Chan	(Principal Accounting Officer)

/s/ Morgan P. Sturdy	Director	March 15, 2006
Morgan P. Sturdy

/s/ Gary R. Donahee	Director	March 15, 2006
Gary R. Donahee

/s/ Donald Calder	Director	March 15, 2006
Donald Calder