Form 10QSB
period 2006-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2006-05-15
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 48,368,134 shares of common stock issued and outstanding as of May 1, 2006. As of May 1, 2006, there were 912,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - March 31, 2006 and December 31, 2005
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended March 31, 2006 and 2005
c)	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005
d)	Notes to the Consolidated Financial Statements - March 31, 2006

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

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Basis of Presentation)

As at	March 31,	December 31,
	2006	2005
	$	$
ASSETS (note 2)
Current
Cash and cash equivalents	1,634,996	2,130,714
Accounts receivable	39,000	5,000
Other receivables	13,447	8,599
Prepaid expenses	30,410	34,457
Total current assets	1,717,853	2,178,770

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	681,279	729,823
Property and equipment [net of accumulated amortization: March 31, 2006 – $3,098,899; December 31, 2005 - $3,099,221]	39,986	47,432
Total assets	2,520,749	3,037,656

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	181,331	150,867
Accrued liabilities (note 3)	141,418	173,177
Employee related payables	71,449	65,290
Current portion of promissory note payable (note 3)	394,393	396,088
Total current liabilities	788,591	785,422

Deferred revenue (note 3)	332,327	333,756
Notes payable (note 2)	6,656,493	6,568,113
Promissory note payable (note 3)	2,163,356	2,140,115
Total liabilities	9,940,767	9,827,406

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
48,368,134 outstanding [2005 - 48,368,134]	48,368	48,368
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	38,159,022	38,012,541
Accumulated deficit	(44,092,097)	(43,278,023)
Other accumulated comprehensive loss	(1,535,312)	(1,572,637)
Total stockholders' deficiency	(7,420,018)	(6,789,750)
Total liabilities and stockholders' deficiency	2,520,749	3,037,656

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2006	2005
	$	$

Sales	39,000	-
Cost of sales	17,584	-
Gross Profit	21,416	-

Operating expenses (note 4[c])
Sales and marketing	85,638	76,136
Research and development	238,767	208,909
General and administrative	327,716	191,461
	652,121	476,506
Loss from operations	630,705	476,506
Interest income	(13,484)	(505)
Interest expense	196,853	177,837
Net loss for the period	814,074	653,838
Foreign currency translation gains	(37,325)	(39,724)
Comprehensive loss for the period	776,749	614,114

Basic and diluted loss per share (note 4[d])	(0.02)	(0.01)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2006	2005
	$	$

OPERATING ACTIVITIES
Net loss for the period	(814,074)	(653,838)
Non-cash items included in net loss
Amortization of property and equipment	13,098	19,939
Amortization of deferred finance costs	45,958	6,792
Non-cash interest expense	2,739	43,800
Stock based compensation	146,481	-
	(605,798)	(583,307)
Net change in operating assets and liabilities	119,387	87,118
Cash used in operating activities	(486,411)	(496,189)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,769)	-
Cash used in investing activities	(5,769)	-

FINANCING ACTIVITIES
Proceeds from Series H promissory notes payable	-	186,012
Cash provided by financing activities	-	186,012

Effect of change in foreign exchange rate on cash and cash equivalents	(3,538)	(10,518)

Decrease in cash and cash equivalents	(495,718)	(320,695)
Cash and cash equivalents, beginning of period	2,130,714	566,254
Cash and cash equivalents, end of period	1,634,996	245,559

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

March 31, 2006

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $814,074 for the three-months ended March 31, 2006 and has a total stockholders’ deficiency of $7,420,018 as at March 31, 2006 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2005, the Company received net proceeds of $3.6 million in connection with the issuance of debt and equity financing and the exercise of outstanding options and warrants. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	March 31, 2006		December 31, 2005
	US$	Cdn$	US$	Cdn$

Series C notes payable	4,500,360	5,256,420	4,438,983	5,162,537
Series D notes payable	542,513	633,655	535,713	623,034
Series E notes payable	662,700	774,033	655,372	762,198
Series F convertible note payable	146,484	171,094	144,568	168,133
Series G notes payable	390,430	456,022	385,324	448,132
Series H notes payable	414,006	483,559	408,153	474,682
	6,656,493	7,774,784	6,568,113	7,638,716

The outstanding Series C, D, E, F, G and H notes payable bear interest at 8% per annum and are due on December 31, 2009. All scheduled principal repayments and interest payments are based upon tiered percentages of the Company’s earnings before interest, tax, depreciation and amortization, calculated and repayable quarterly. The immediate repayment of all amounts due is required upon the occurrence of a qualified triggering event such as a change of control, merger, amalgamation, acquisition or liquidation.

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $0.98 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.98 (Cdn$1.15) per share at any time before December 31, 2009.

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

Promissory Note Payable

	March 31, 2006		December 31, 2005
	US$	Cdn$	US$	Cdn$

Principal	2,079,492	2,428,847	2,088,433	2,428,847
Accrued interest	478,257	558,604	447,770	520,757
	2,557,749	2,987,451	2,536,203	2,949,604
Less current portion	394,393	460,651	396,088	460,651
	2,163,356	2,526,800	2,140,115	2,488,953

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2006 was 5.5%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $194,074 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2006, the current portion due on the promissory note is $394,393 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2006, the non-current portion of the promissory note eligible for prepayment is $2,163,356 (Cdn$2,526,800) and if the Company elected to prepay this amount with the issuance of common shares then as at April 1, 2006, this would result in the issuance of 3,198,480 common shares.

As at March 31, 2006, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,493,769 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	March 31, 2006	December 31, 2005
	$	$
Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	59,672	59,929
Accounts payable to Innovatia for GST and PST on development services	87,314	87,690
Deferred revenue	332,327	333,756

4. SHARE CAPITAL

[a]	Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company, at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic and diluted loss per share. As at March 31, 2006, the holders of the Exchangeable Shares are entitled to 912,500 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

[b]	Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 10,000,000 common shares to be issued pursuant to the exercise of stock options. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 5-year contractual terms.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2005	777,197	7,138,776	$0.14 – $3.29	$0.74
Options granted	(752,800)	752,800	$0.68 - $0.70	$0.68
Options expired	96,666	(96,666)	$2.50 – $2.56	$2.51
Balance, March 31, 2006	121,063	7,794,910	$0.14 – $3.29	$0.69

As at March 31, 2006, 7,794,910 (December 31, 2005 – 7,063,776) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.81 (December 31, 2005 - Cdn$0.86).

[c] Stock-based Compensation Plan

Impact of Adoption of FAS 123(R)

At March 31, 2006, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three month period ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month period ended March 31, 2006 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the three-month period ended March 31, 2006, is $135,531 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three-month period ended March 31, 2006 would have been $(0.01), if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $(0.02).

Total stock-based compensation for the three-month period ended March 31, 2006 includes stock-based compensation expense related to employees of $135,531 and stock-based-compensation expense related to a consultant of $10,950 reported in the statement of operations as follows:

	March 31,	March 31,
	2006	2005
	$	$

Stock-based compensation:
Sales and marketing	15,638	-
Research and development	33,089	-
General and administrative	97,754	-
Total stock-based compensation	146,481	-

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month period ended March 31, 2006 and 2005 was estimated using the Black-Scholes option-pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option pricing model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the Bank of Canada T-Bill rate in effect at the time of grant.

	Three Months ended
	March 31, 2006	March 31, 2005
	$	$

Expected life of employee stock options (in years)	3.0	3.0
Weighted average volatility	105%	123%
Expected volatility	98% - 106%	123%
Risk-free interest rate	3.84% - 4.10%	3.12%
Dividend yields	0%	0%

Stock-based Payment Award Activity

A summary of option activity under the Plan as of March 31, 2006, and changes during the three-month period ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intinsic Value $

Outstanding at January 1, 2006	7,138,776	$0.74
Granted	752,800	0.68
Expired	(96,666)	2.51
Outstanding at March 31, 2006	7,794,910	$0.69	3.02	$814,674
[Vested or expected to vest at March 31, 2006]	7,794,910	$0.69	3.02	$814,674
Exercisable at March 31, 2006	5,340,023	$0.67	3.02	$779,764

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,340,023 options that were in-the-money at March 31, 2006. The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2006 and 2005 was $0.44 and $0.39, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three-month period ended March 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	1,952,586	$0.53
Granted	746,550	0.51
Vested	(244,249)	0.55
Nonvested at March 31, 2006	2,454,887	0.52

As of March 31, 2006, there was $1,276,642 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of shares vested during the three-month period ended March 31, 2006 was $135,531.

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the three months ended March 31, 2005 is as follows:

Three Months ended
March 31, 2005

Net loss, as reported	$653,838
Add: Stock-based employee compensation expense included in reported net loss	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$70,600
Pro Forma Net Loss	$724,438
Loss per share
Basic and diluted – as reported	$(0.01)
Basic and diluted – pro forma	$(0.02)

[d] Loss per share

The following table sets forth the computation of loss per share for the three months ended:

	March 31, 2006 $	March 31, 2005 $
Numerator:

Net loss for the period	(814,074)	(653,838)

Denominator:

Weighted average number of common stock outstanding	48,368,134	41,877,158
Weighted average number of common stock issuable on exercise of exchangeable shares	912,500	2,751,333
Weighted average number of common stock equivalents outstanding	49,280,634	44,628,491

Basic and diluted loss per share	(0.02)	(0.01)

[e]Warrants

As at March 31, 2006, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class R warrants	574,999	$0.36 (Cdn. $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.36 (Cdn. $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.36 (Cdn. $0.425)	September 8, 2008
Class U warrants	466,875	$1.16 (Cdn. $1.36)	March 4, 2007
Class V warrants	2,000,000	$0.98 (Cdn. $1.14)	May 31, 2006
Class V warrants	4,000,000	$0.98 (Cdn. $1.14)	May 31, 2007
Class W warrants	76,923	$0.86 (Cdn. $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.86 (Cdn. $1.00)	September 21, 2007
Class X warrants	2,063,560	$0.94 (Cdn. $1.10)	June 26, 2008
Class Y warrants	70,000	$0.94 (Cdn. $1.10)	August 18, 2008
Class Z warrants	1,450,000	$0.94 (Cdn. $1.10)	September 18, 2008
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

Call Feature
$

Class R, S and T warrants	$1.09 (Cdn. $1.275)
Class U warrants	$2.57 (Cdn. $3.00)
Class W warrants	$1.93 (Cdn. $2.25)
Class X, Y and Z warrants	$1.71 (Cdn. $2.00)

On September 19, 2005, the Company modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and will expire on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statement of operations. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at March 31, 2006, no additional performance based milestones had been met.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that are included on page 18 of this quarterly report.

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

During the year ended December 31, 2005, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. We reduced the number of employees by eight and we reduced expenses across the company after a comprehensive review of our expenditures. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the Three-Month Periods ended March 31, 2006 and March 31, 2005

Sales

Sales for the three-month period ended March 31, 2006 were $39,000, compared to $nil for the three-month period ended March 31, 2005. Sales for the three-month period ended March 31, 2006 were from support services provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended March 31, 2006, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $17,584 and $nil for the three-month periods ended March 31, 2006 and 2005 respectively. Cost of sales for the three-month period ended March 31, 2006 were related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the three-month periods ended March 31, 2006 were $652,121 compared to $476,506 for the three-month period ended March 31, 2005. The increase in total costs of $175,615, or 37%, was primarily attributable to an increase in stock-based compensation expense recognized from the adoption of FAS 123(R) of $135,351, consulting fees of approximately $22,000, travel costs of approximately $13,000 and interest costs of approximately $8,000.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $85,638 and $76,136 for the three-month periods ended March 31, 2006 and March 31, 2005 respectively, representing an increase of $9,502 or 12%. The increase was primarily due to a $15,638 increase in stock-based compensation expenses recognized as sales and marketing expenses from the adoption of FAS 123(R). There was a corresponding decrease in salaries of approximately $5,000.

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $238,767 and $208,909 for the three-month periods ended March 31, 2006 and March 31, 2005 respectively, representing an increase of $29,858 or 14%. The increase was primarily due to a $33,089 increase in stock-based compensation expenses recognized as research and development expenses from the adoption of FAS 123(R). There was a corresponding decrease of $3,129 in salaries for the period.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $327,716 and $191,461 for the three month periods ended March 31, 2006 and March 31, 2005 respectively, representing an increase of $136,255 or 71%. The increase was primarily due to a $97,754 increase in stock-based compensation expenses recognized as general and administrative expenses from the adoption of FAS 123(R) $86,624 of the stock-based compensation expense relates to employees and the remaining $11,130 relates to stock options granted to a consultant. The additional increases are primarily attributed to an increase in professional and legal costs of approximately $2,000, regulatory fees of approximately $5,000, consulting fees of approximately $14,000, data and voice transmission costs of approximately $2,000, travel costs of approximately $12,000 and interest charges of approximately $9,000.

Interest Expense

Our interest expense was $196,853 and $177,837 for the three-month periods ended March 31, 2006 and 2005 respectively. The interest expense for the three-month period ended March 31, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $2,706 (Cdn.$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $420 (Cdn.$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $44,999 (Cdn.$52,559). The interest expense for the three-month period ended March 31, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $43,800 (Cdn.$53,743) and the amortization of the 15% repayment premium of the Series D promissory note of $6,792 (Cdn.$8,333) issued in September 2003. The remaining interest expense for the three-month periods ended March 31, 2006 and 2005 consist of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $814,074 and $653,838 for the three-month periods ended March 31, 2006 and 2005 respectively. The increase in net loss of $160,236, or 25%, was primarily attributable to an increase of $146,481 in stock-based compensation expenses recognized from the adoption of FAS 123(R). The remaining increase can be attributed to consulting services and travel costs of approximately $22,000.

Since inception through March 31, 2006, we have incurred aggregate net losses of approximately $44 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2006, we had $1,634,996 in cash and cash equivalents and net working capital of $929,262.

Operating Activities

Our operating activities resulted in net cash outflows of $0.5 million for the three-month period ended March 31, 2006. Our operating activities resulted in net cash outflows of $2.2 million for the fiscal year ended December 31, 2005. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $5,769 for the three-month period ended March 31, 2006. Investing activities resulted in net cash outflows of $4,683 for the fiscal year ended December 31, 2005. The investing activities in fiscal 2005 were limited due to our cash conservation plans. At March 31, 2006, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $nil for the three-month period ended March 31, 2006. Financing activities resulted in net cash inflows of $3.6 million for the fiscal year ended December 31, 2005 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series H promissory notes in April and May 2005, and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at March 31, 2006, we have $9,214,242 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at March 31, 2006	Maturity Date
Series C notes payable	$4,500,360	December 31, 2009 (1)
Series D notes payable	542,513	December 31, 2009 (1)
Series E notes payable	662,700	December 31, 2009 (1)
Series F convertible note payable	146,484	December 31, 2009 (1)
Series G notes payable	390,430	December 31, 2009 (1)
Series H notes payable	414,006	December 31, 2009 (1)
Innovatia Inc. promissory note payable	2,557,749	as discussed below
	$9,214,242

(1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 2 to the unaudited interim consolidated financial statements.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn.$2,720,142) of which $2,557,749 (Cdn.$2,987,451) of principal and accrued interest is outstanding at March 31, 2006. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2006 was 5.5%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $194,074 (Cdn.$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn.$1.56. As at March 31, 2006, the current portion due on the promissory note is $394,393 (Cdn.$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn.$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2006, the non-current portion of the promissory note eligible for prepayment is $2,163,356 (Cdn.$2,526,810) and if we elected to prepay this amount with the issuance of common shares then as at April 1, 2006, this would result in the issuance of 3,198,480 common shares.

As at March 31, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,493,769 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. We will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

We believe Innovatia has not complied with the terms of its development and license agreements that gave rise to the promissory note debt obligation and as a result we have corresponded with Innovatia to resolve the matter.

We continue to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2006. Management projects that we may require an additional $1.0 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2006 generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

Stock Based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the

Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

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

Since inception through March 31, 2006, we have incurred aggregate net losses of approximately $44 million. Our loss from operations for the quarter ended March 31, 2006 was $0.8 million and the fiscal year ended December 31, 2005 was $3 million. We also incurred a loss from operations for each of the years ended December 31, 2004, 2003 and 2002. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn.$2,720,142) of which $2,557,749 (Cdn.$2,987,451) of principal and accrued interest is outstanding at March 31, 2006. The promissory note is repayable each quarter at the lesser of $194,074 (Cdn.$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn.$1.56. As at March 31, 2006, the current portion due on the promissory note is $394,393 (Cdn.$460,651) and as of April 1, 2006, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn.$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2006, the non-current portion of the promissory note eligible for prepayment is $2,163,356 (Cdn.$2,526,810) and if we elected to prepay this amount with the issuance of common shares then as at April 1, 2006, this would result in the issuance of 3,198,480 common shares. As at March 31, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 3,493,769 shares of common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at May 1, 2006. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

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

31*	Section 302 Certification of Randy Buchamer, dated May 15, 2006
32*	Section 906 Certification of Randy Buchamer, dated May 15, 2006

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

Dated: May 15, 2006