Form 10QSB
period 2006-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2006-08-14
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 48,768,134 shares of common stock issued and outstanding as of August 1, 2006. As of August 1, 2006, there were 512,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - June 30, 2006 and December 31, 2005
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended June 30, 2006 and 2005 and Six Months Ended June 30, 2006 and 2005
c)	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005
d)	Notes to the Consolidated Financial Statements - June 30, 2006

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

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Basis of Presentation)

As at	June 30, 2006 $	December 31, 2005 $
ASSETS (note 2)
Current
Cash and cash equivalents	1,222,757	2,130,714
Accounts receivable	-	5,000
Other receivables	14,841	8,599
Prepaid expenses	25,474	34,457
Total current assets	1,263,072	2,178,770

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	665,370	729,823
Property and equipment [net of accumulated amortization: June 30, 2006 – $3,255,959; December 31, 2005 - $3,099,221]	28,593	47,432
Total assets	2,038,666	3,037,656

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	165,088	150,867
Accrued liabilities (note 3)	148,504	173,177
Employee related payables	72,947	65,290
Current portion of promissory note payable (note 3)	412,696	396,088
Total current liabilities	799,235	785,422

Deferred revenue (note 3)	347,750	333,756
Notes payable (note 2)	7,088,630	6,568,113
Promissory note payable (note 3)	2,300,818	2,140,115
Total liabilities	10,536,433	9,827,406

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
48,768,134 outstanding [2005 - 48,368,134]	48,768	48,368
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	38,318,373	38,012,541
Accumulated deficit	(44,975,536)	(43,278,023)
Other accumulated comprehensive loss	(1,889,373)	(1,572,637)
Total stockholders' deficiency	(8,497,767)	(6,789,750)
Total liabilities and stockholders' deficiency	2,038,666	3,037,656

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Six Months ended
	June 30		June 30
	2006	2005	2006	2005
	$	$	$	$

Sales	-	29,255	39,000	29,255
Cost of sales	-	3,248	17,584	3,248
Gross Profit	-	26,007	21,416	26,007

Operating expenses (note 4[c])
Sales and marketing	117,343	117,019	202,981	193,155
Research and development	240,065	191,874	478,832	400,783
General and administrative	329,810	246,662	657,526	438,124
	687,218	555,555	1,339,339	1,032,062
Loss from operations	687,218	529,548	1,317,923	1,006,055
Interest income	(10,715)	(2,509)	(24,199)	(3,014)
Interest expense	206,936	181,895	403,789	359,732
Net loss for the period	883,439	708,934	1,697,513	1,362,773
Foreign currency translation gains	354,061	(109,893)	316,736	(149,617)
Comprehensive loss for the period	1,237,500	599,041	2,014,249	1,213,156

Basic and diluted loss per share (note 4[d])	(0.02)	(0.02)	(0.03)	(0.03)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the six months ended,

	June 30,	June 30,
	2006	2005
	$	$

OPERATING ACTIVITIES
Net loss for the period	(1,697,513)	(1,362,773)
Non-cash items included in net loss
Amortization of property and equipment	22,763	36,997
Amortization of deferred finance costs	93,212	13,491
Non-cash interest expense	5,556	87,005
Stock based compensation	306,232	-
	(1,269,750)	(1,225,280)
Net change in operating assets and liabilities	295,335	233,866
Cash used in operating activities	(974,415)	(991,414)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,850)	-
Cash used in investing activities	(5,850)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	2,997,354
Proceeds from Series H promissory notes payable	-	364,257
Cash provided by financing activities	-	3,361,611

Effect of change in foreign exchange rate on cash and cash equivalents	72,308	(5,393)

Increase (decrease) in cash and cash equivalents	(907,957)	2,364,804
Cash and cash equivalents, beginning of period	2,130,714	566,254
Cash and cash equivalents, end of period	1,222,757	2,931,058

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2006

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The Company incurred an operating loss of $1,317,923 for the six-months ended June 30, 2006 and has a total stockholders’ deficiency of $8,497,767 as at June 30, 2006 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2005, the Company received net proceeds of $3.6 million in connection with the issuance of debt and equity financing and the exercise of outstanding options and warrants. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	June 30, 2006		December 31, 2005
	US$	Cdn$	US$	Cdn$

Series C notes payable	4,794,232	5,351,320	4,438,983	5,162,537
Series D notes payable	577,303	644,386	535,713	623,034
Series E notes payable	704,175	786,000	655,372	762,198
Series F convertible note payable	155,964	174,087	144,568	168,133
Series G notes payable	415,696	464,000	385,324	448,132
Series H notes payable	441,260	492,535	408,153	474,682
	7,088,630	7,912,328	6,568,113	7,638,716

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $1.03 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $1.03 (Cdn$1.15) per share at any time before December 31, 2009.

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

Promissory Note Payable

	June 30, 2006		December 31, 2005
	US$	Cdn$	US$	Cdn$

Principal	2,175,996	2,428,847	2,088,433	2,428,847
Accrued interest	537,518	599,977	447,770	520,757
	2,713,514	3,028,824	2,536,203	2,949,604
Less current portion	412,696	460,651	396,088	460,651
	2,300,818	2,568,173	2,140,115	2,488,953

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2006 was 6%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $203,080 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2006, the current portion due on the promissory note is $412,696 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2006, the non-current portion of the promissory note eligible for prepayment is $2,300,818 (Cdn$2,568,173) and if the Company elected to prepay this amount with the issuance of common shares then as at July 1, 2006, this would result in the issuance of 3,951,036 common shares.

As at June 30, 2006, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 4,246,325 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	June 30, 2006 $	December 31, 2005 $
Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	62,442	59,929
Accounts payable to Innovatia for GST and PST on development services	91,366	87,690
Deferred revenue	347,750	333,756

4. SHARE CAPITAL

[a]	Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company, at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic and diluted loss per share. As at June 30, 2006, the holders of the Exchangeable Shares are entitled to 512,500 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On June 20, 2006, in connection with the exercise of 400,000 exchangeable shares, the Company issued 400,000 shares of its common stock for no additional consideration.

[b]	Stock options

The Second Amended and Restated 1999 Stock Option Plan ("Plan") authorizes an aggregate amount of 12,000,000 common shares to be issued pursuant to the exercise of stock options. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 5-year contractual terms.

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2005	777,197	7,138,776	$0.14 – $3.29	$0.74
Shares authorized	2,000,000	-	-	-
Options granted	(752,800)	752,800	$0.71 - $0.73	$0.71
Options expired	378,506	(378,506)	$0.58 – $2.56	$1.71
Balance, June 30, 2006	2,402,903	7,513,070	$0.14 – $1.70	$0.69

As at June 30, 2006, 7,513,070 (December 31, 2005 – 7,063,776) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.79 (December 31, 2005 - Cdn$0.86).

[c] Stock-based Compensation Plan

Impact of Adoption of FAS 123(R)

At June 30, 2006, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three and six month period ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six-month period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and six-month period ended June 30, 2006 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the three and six-month period ended June 30, 2006, are $159,751 and $295,102 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and six-month period ended June 30, 2006 are $0.01 and $0.00 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

Total stock-based compensation for the three and six-month period ended June 30, 2006 includes stock-based compensation expense related to employees of $159,751 and $295,102 respectively and stock-based-compensation expense related to a consultant of $nil and $11,130 respectively reported in the statement of operations as follows:

	Three Month ended June 30		Six Month ended June 30
	2006	2005	2006	2005
	$	$	$	$
Stock-based compensation
Sales and marketing	19,632	-	35,270	-
Research and development	41,603	-	74,692	-
General and administrative	98,516	-	196,270	-
Total stock-based compensation	159,751	-	306,232	-

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three and six-month period ended June 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the Bank of Canada T-Bill rate in effect at the time of grant.

	Three Month ended June 30		Six Month ended June 30
	2006	2005	2006	2005

Expected life of employee stock options (in years)	3.0	3.07	3.0	3.07
Weighted average volatility	105%	127%	105%	124%
Expected volatility	97.80% - 106.40%	126.4% - 129%	97.80% - 106.40%	122.5% - 129%
Risk-free interest rate	3.84% - 4.10%	2.98% - 3.45%	3.84% - 4.10%	2.98% - 3.45%
Dividend yields	0%	0%	0%	0%

Stock-based Payment Award Activity

A summary of option activity under the Plan as of June 30, 2006, and changes during the six-month period ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding at January 1, 2006	7,138,776	0.74
Granted	752,800	0.71
Expired	(378,506)	1.71
Outstanding at June 30, 2006	7,513,070	0.69	2.87	576,067
[Vested or expected to vest at June 30, 2006]	7,513,070	0.69	2.87	576,067
Exercisable at June 30, 2006	5,644,915	0.70	2.87	575,784

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,644,915 options that were in-the-money at June 30, 2006. The weighted-average grant-date fair value of options granted during the six-month period ended June 30, 2006 and 2005 was $0.46 and $0.43, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six-month period ended June 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value $

Nonvested at January 1, 2006	1,952,586	0.53
Granted	679,650	0.45
Vested	(764,081)	0.54
Nonvested at June 30, 2006	1,868,155	0.50

As of June 30, 2006, there was $934,078 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the three and six-month period ended June 30, 2006 was $159,750 and $295,102 respectively.

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the three and six-month period ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the three and six months ended June 30, 2005 is as follows:

	Three Months ended June 30, 2005 $	Six Months ended June 30, 2005 $

Net loss, as reported	(708,934)	(1,362,773)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(87,225)	(157,825)
Pro Forma Net Loss	(796,159)	(1,520,598)
Loss per share
Basic and diluted – as reported	(0.02)	(0.03)
Basic and diluted – pro forma	(0.02)	(0.03)

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and six months ended:

	Three Months ended		Six Months ended
	June 30		June 30
	2006	2005	2006	2005
Numerator:

Net loss for the period	$(883,439)	$(708,934)	$(1,697,513)	$(1,362,773)

Denominator:

Weighted average number of common stock outstanding	48,416,486	42,109,903	48,392,443	41,993,672
Weighted average number of common stock issuable on
exercise of exchangeable shares	864,148	2,700,000	888,191	2,725,525
Weighted average number of common stock equivalents
outstanding	49,280,634	44,809,903	49,280,634	44,719,197

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

[e]	Warrants

As at June 30, 2006, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class R warrants	574,999	$0.38 (Cdn $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.38 (Cdn $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.38 (Cdn $0.425)	September 8, 2008
Class U warrants	466,875	$1.22 (Cdn $1.36)	March 4, 2007

Class V warrants	4,000,000	$1.02 (Cdn $1.14)	May 31, 2007
Class W warrants	76,923	$0.90 (Cdn $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.90 (Cdn $1.00)	September 21, 2007
Class X warrants	2,063,560	$0.99 (Cdn $1.10)	June 26, 2008
Class Y warrants	70,000	$0.99 (Cdn $1.10)	August 18, 2008
Class Z warrants	1,450,000	$0.99 (Cdn $1.10)	September 18, 2008
	14,306,627

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

Call Feature $

Class R, S and T warrants	$1.14 (Cdn $1.275)
Class U warrants	$2.69 (Cdn $3.00)
Class W warrants	$2.02 (Cdn $2.25)
Class X, Y and Z warrants	$1.79 (Cdn $2.00)

On September 19, 2005, the Company modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and expired on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statement of operations. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at June 30, 2006, no additional performance based milestones had been met.

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

Results of Operations for the Three-Month Periods ended June 30, 2006 and June 30, 2005:

Sales

Sales for the three-month period ended June 30, 2006 were $nil, compared to $29,255 for the three-month period ended June 30, 2005. Sales for the three-month period ended June 30, 2005 were from recognition of deferred revenue of $11,755 and technical training and support services of $17,500 provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended June 30, 2006, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $nil and $3,248 for the three-month periods ended June 30, 2006 and 2005 respectively. Cost of sales for the three-month period ended June 30, 2005 was related to personnel, travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended June 30, 2006 were $687,218 compared to $555,555 for the three-month period ended June 30, 2005. The increase in total costs of $131,663, or 24%, was primarily attributable to an increase in stock-based compensation expense of $159,751 recognized from the adoption of FAS 123(R). There were also decreases of approximately $28,000 in salaries, professional fees and investor relation expenses.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $117,343 and $117,019 for the three-month periods ended June 30, 2006 and June 30, 2005 respectively, representing an increase of $324 or 0%. The increase of $324 in sales and marketing expense was primarily due to a $19,632 increase in stock-based compensation expenses recognized as sales and marketing expenses from the adoption of FAS 123(R). There were also decreases in salaries of approximately $13,000 and travel costs of approximately $6,000.

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $240,065 and $191,874 for the three-month periods ended June 30, 2006 and June 30, 2005 respectively, representing an increase of $48,191 or 25%. The increase was primarily due to a $41,603 increase in stock-based compensation expenses recognized as research and development expenses from the adoption of FAS 123(R) and an increase in salaries of approximately $7,000 for the period.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $329,810 and $246,662 for the three month periods ended June 30, 2006 and June 30, 2005 respectively, representing an increase of $83,148 or 34%. The increase was primarily due to a $98,516 increase in stock-based compensation expenses recognized as general and administrative expenses from the adoption of FAS 123(R) and a $15,000 increase in payroll and interest costs. There were also decreases of approximately $30,000 in depreciation, regulatory fees and travel related expenditures for the period.

Interest Expense

Our interest expense was $206,936 and $181,895 for the three-month periods ended June 30, 2006 and 2005 respectively. The interest expense for the three-month period ended June 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $2,817 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $437 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $46,836 (Cdn$52,559). The interest expense for the three-month period ended June 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $43,205 (Cdn$53,743), and the amortization of the 15% repayment premium of the Series D promissory note of $6,699 (Cdn$8,333) issued in September 2003. The remaining interest expense for the three-month periods ended June 30, 2006 and 2005 consists of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $883,439 and $708,934 for the three-month periods ended June 30, 2006 and 2005 respectively. The increase in net loss of $174,505, or 25%, was primarily attributable to an increase of $159,751 in stock-based compensation expenses recognized from the adoption of FAS 123(R). The remaining increase can be attributed to salaries and interest costs of approximately $15,000.

Since inception through June 30, 2006, we have incurred aggregate net losses of approximately $45 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Six-Month Periods ended June 30, 2006 and June 30, 2005:

Sales

Sales for the six-month period ended June 30, 2006 were $39,000, compared to $29,255 for the six-month period ended June 30, 2005. Sales for the six-month period ended June 30, 2006 were from support services provided to Avaya, our channel partner. Sales for the six-month period ended June 30, 2005 were from recognition of deferred revenue of $11,755 and technical training and support services of $17,500 provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the six-month period ended June 30, 2006, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $17,584 and $3,248 for the six-month periods ended June 30, 2006 and 2005 respectively. Cost of sales for the six-month period ended June 30, 2006 was related to costs incurred while providing support services to Avaya. Cost of sales for the six-month period ended June 30, 2005 was related to personnel, travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the six-month period ended June 30, 2006 were $1,339,339 compared to $1,032,062 for the six-month period ended June 30, 2005. The increase in total costs of $307,277, or 30%, was primarily attributable to an increase in stock-based compensation expense recognized from the adoption of FAS 123(R) of $306,232.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $202,981 and $193,155 for the six-month periods ended June 30, 2006 and June 30, 2005 respectively, representing an increase of $9,826 or 5%. The increase was primarily due to a $35,270 increase in stock-based compensation expenses recognized as sales and marketing expenses from the adoption of FAS 123(R). There were also decreases in salaries of approximately $8,000, consulting fees of approximately $2,000, investor relations of approximately $5,000, payroll expenses of approximately $8,000 and travel related expenditures of approximately $5,000.

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $478,832 and $400,783 respectively for the six-month periods ended June 30, 2006 and June 30, 2005 respectively, representing an increase of $78,049 or 19%. The increase was primarily due to a $74,692 increase in stock-based compensation expenses recognized as research and development expenses from the adoption of FAS 123(R). The additional increase is primarily attributed to an increase in consulting fees of approximately $10,000. There were also decreases in travel and payroll expenses of approximately $6,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $657,526 and $438,124 for the six month periods ended June 30, 2006 and June 30, 2005 respectively, representing an increase of $219,402 or 50%. The increase was primarily due to a $196,270 increase in stock-based compensation expenses recognized as general and administrative expenses from the adoption of FAS 123(R) of which $185,140 of the stock-based compensation expense relates to employees and the remaining $11,130 relates to stock options granted to a consultant. The additional increases are primarily attributed to an increase in consulting fees of approximately $12,000, travel costs of approximately $17,000, and interest charges of approximately $27,000. There were also decreases in travel related expenditures of approximately $18,000, depreciation of approximately $12,000 and professional fees of approximately $3,000.

Interest Expense

Our interest expense was $403,789 and $359,732 for the six-month periods ended June 30, 2006 and 2005 respectively. The interest expense for the six-month period ended June 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $5,556 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $861 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $92,369 (Cdn$105,118). The interest expense for the six-month period ended June 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $87,005 (Cdn$107,486), and the amortization of the 15% repayment premium of the Series D promissory note of $13,491 (Cdn$16,667) issued in September 2003. The remaining interest expense for the six-month periods ended June 30, 2006 and 2005 consists of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $1,697,513 and $1,362,773 for the six-month periods ended June 30, 2006 and 2005 respectively. The increase in net loss of $334,740, or 25%, was primarily attributable to an increase of $306,232 in stock-based compensation expenses recognized from the adoption of FAS 123(R). The remaining increase can be attributed to consulting services and interest costs of approximately $30,000.

Since inception through June 30, 2006, we have incurred aggregate net losses of approximately $45 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2006, we had $1,222,757 in cash and cash equivalents and net working capital of $463,837.

Operating Activities

Our operating activities resulted in net cash outflows of $1 million for the six-month period ended June 30, 2006. Our operating activities resulted in net cash outflows of $2.2 million for the fiscal year ended December 31, 2005. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $5,850 for the six-month period ended June 30, 2006. Investing activities resulted in net cash outflows of $4,683 for the fiscal year ended December 31, 2005. The investing activities in fiscal 2005 were limited due to our cash conservation plans. At June 30, 2006, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $nil for the six-month period ended June 30, 2006. Financing activities resulted in net cash inflows of $3.6 million for the fiscal year ended December 31, 2005 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series H promissory notes in April and May 2005, and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at June 30, 2006, we have $9,802,144 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at June 30, 2006	Maturity Date
Series C notes payable	$4,794,232	December 31, 2009 (1)
Series D notes payable	577,303	December 31, 2009 (1)
Series E notes payable	704,175	December 31, 2009 (1)
Series F convertible note payable	155,964	December 31, 2009 (1)
Series G notes payable	415,696	December 31, 2009 (1)
Series H notes payable	441,260	December 31, 2009 (1)
Innovatia Inc. promissory note payable	2,713,514	as discussed below
	$9,802,144

(1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,713,514 (Cdn$3,028,824) of principal and accrued interest is outstanding at June 30, 2006. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2006 was 6%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $203,080 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2006, the current portion due on the promissory note is $412,696 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2006, the non-current portion of the promissory note eligible for prepayment is $2,300,818 (Cdn$2,568,173) and if we elected to prepay this amount with the issuance of common shares then as at July 1, 2006, this would result in the issuance of 3,951,036 common shares.

As at June 30, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 4,246,325 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. We will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2006. Management projects that we may require an additional $1.5 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

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

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the second quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

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

Since inception through June 30, 2006, we have incurred aggregate net losses of approximately $45 million. Our loss from operations for the quarter ended June 30, 2006 was $1.7 million and the fiscal year ended December 31, 2005 was $3 million. We also incurred a loss from operations for each of the years ended December 31, 2004, 2003 and 2002. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,713,514 (Cdn$3,028,824) of principal and accrued interest is outstanding at June 30, 2006. The promissory note is repayable each quarter at the lesser of $203,080 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2006, the current portion due on the promissory note is $412,696 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2006, the non-current portion of the promissory note eligible for prepayment is $2,300,818 (Cdn$ 2,568,173) and if we elected to prepay this amount with the issuance of common shares then as at June 30, 2006, this would result in the issuance of 3,951,036 common shares. As at June 30, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 4,246,325 shares of common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at August 1, 2006. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2006, in connection with the exercise of 400,000 exchangeable shares, we issued 400,000 shares of our common stock for no additional consideration to one non-U.S. person in an offshore transaction relying on Regulation S, Section 4(2) and/or Section 3(a)(9) under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual general meeting of shareholders on June 9, 2006 in Vancouver, British Columbia, Canada.

Three proposals were approved by the shareholders at the annual general meeting as follows.

1) The following directors were elected at the annual general meeting: Mr. James J. Hutton, Randy G. Buchamer, Morgan Sturdy, Donald A. Calder, Robert E. Neal, Gary Donahee and David Raffa. Each of these directors was elected for a one-year term expiring at the annual meeting of shareholders to be held in 2007. Each director that was elected received 19,467,195 votes for and 2,314 votes abstaining.

2) The selection of Ernst & Young LLP., Chartered Accountants, as independent registered public accounting firm for the year ending December 31, 2006 was ratified and the proposed board of directors were authorized to fix the remuneration of the auditors. The shareholders approved this proposal with 20,452,195 votes for.

3) An increase to the aggregate number of shares of Common Stock reserved under the Second Amended and Restated 1999 Stock Option Plan from 10,000,000 shares to 12,000,000 shares. The shareholders approved this proposal with 16,373,065 votes for and 2,896,638 votes against.

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

31*	Section 302 Certification of Randy Buchamer, dated August 14, 2006
32*	Section 906 Certification of Randy Buchamer, dated August 14, 2006

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

Dated: August 14, 2006