Form 10QSB
period 2006-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2006-11-14
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 48,788,134 shares of common stock issued and outstanding as of November 1, 2006. As of November 1, 2006, there were 512,500 exchangeable shares of Voice Mobility Canada Limited issued and outstanding, which shares are exchangeable into shares of our common stock at any time with no additional consideration.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - September 30, 2006 and December 31, 2005
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2006 and 2005
c)	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005
d)	Notes to the Consolidated Financial Statements - September 30, 2006

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

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Basis of Presentation)

As at	September 30, 2006 $	December 31, 2005 $
ASSETS (note 2)
Current
Cash and cash equivalents	763,858	2,130,714
Accounts receivable	23,000	5,000
Other receivables	5,472	8,599
Prepaid expenses	37,317	34,457
Total current assets	829,647	2,178,770

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	617,015	729,823
Property and equipment [net of accumulated amortization: September 30, 2006 – $3,244,989; December 31, 2005 - $3,099,221]	26,850	47,432
Total assets	1,555,143	3,037,656

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	116,722	150,867
Accrued liabilities (note 3)	163,914	173,177
Employee related payables	62,628	65,290
Current portion of promissory note payable (note 3)	412,142	396,088
Total current liabilities	755,406	785,422

Deferred revenue (note 3)	347,283	333,756
Notes payable (note 2)	7,203,498	6,568,113
Promissory note payable (note 3)	2,336,072	2,140,115
Total liabilities	10,642,259	9,827,406
Commitments and contingencies (note 5)

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
48,788,134 outstanding [2005 - 48,368,134]	48,788	48,368
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	38,487,632	38,012,541
Accumulated deficit	(45,743,495)	(43,278,023)
Other accumulated comprehensive loss	(1,880,042)	(1,572,637)
Total stockholders' deficiency	(9,087,116)	(6,789,750)
Total liabilities and stockholders' deficiency	1,555,143	3,037,656

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

	Three Months ended September 30		Nine Months ended September 30
	2006 $	2005 $	2006 $	2005 $

Sales	23,000	-	62,000	29,255
Cost of sales	167	-	17,751	3,248
Gross Profit	22,833	-	44,249	26,007

Operating expenses (note 4[c])
Sales and marketing	77,155	100,279	280,136	293,434
Research and development	221,834	173,167	700,667	573,950
General and administrative	290,164	408,602	947,690	846,725
	589,153	682,048	1,928,493	1,714,109
Loss from operations	566,320	682,048	1,884,244	1,688,102
Interest income	(8,005)	(15,000)	(32,204)	(18,014)
Interest expense	209,644	192,113	613,433	551,847
Net loss for the period	767,959	859,161	2,465,473	2,221,935
Foreign currency translation (gains) or losses	(9,331)	340,722	307,405	191,105
Comprehensive loss for the period	758,628	1,199,883	2,772,878	2,413,040

Basic and diluted loss per share (note 4[d])	(0.02)	(0.02)	(0.05)	(0.05)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the nine months ended,

	September 30, 2006 $	September 30, 2005 $

OPERATING ACTIVITIES
Net loss for the period	(2,465,473)	(2,221,935)
Non-cash items included in net loss
Gain on disposal of property and equipment	(342)	-
Amortization of property and equipment	30,091	50,069
Amortization of deferred finance costs	140,524	20,426
Non-cash interest expense	8,374	131,728
Stock based compensation	470,508	90,307
	(1,816,318)	(1,929,405)
Net change in operating assets and liabilities	386,918	398,466
Cash used in operating activities	(1,429,400)	(1,530,939)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,887)	(2,321)
Proceeds on disposal of property and equipment	342	-
Cash used in investing activities	(7,545)	(2,321)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	3,181,338
Proceeds from Series H promissory notes payable	-	364,257
Proceeds on exercise of common stock warrants	-	62,500
Proceeds on exercise of stock options	5,003	10,802
Cash provided by financing activities	5,003	3,618,897

Effect of change in foreign exchange rate on cash and cash equivalents	65,086	132,592

Increase (decrease) in cash and cash equivalents	(1,366,856)	2,218,229
Cash and cash equivalents, beginning of period	2,130,714	566,254
Cash and cash equivalents, end of period	763,858	2,784,483

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2006

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The Company incurred an operating loss of $1,884,244 for the nine-months ended September 30, 2006 and has a total stockholders’ deficiency of $9,087,116 as at September 30, 2006 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2005, the Company received net proceeds of $3.6 million in connection with the issuance of debt and equity financing and the exercise of outstanding options and warrants. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	September 30, 2006		December 31, 2005
	US$	Cdn$	US$	Cdn$

Series C notes payable	4,873,612	5,447,237	4,438,983	5,162,537
Series D notes payable	586,228	655,227	535,713	623,034
Series E notes payable	714,055	798,099	655,372	762,198
Series F convertible note payable	158,462	177,113	144,568	168,133
Series G notes payable	422,355	472,066	385,324	448,132
Series H notes payable	448,786	501,609	408,153	474,682
	7,203,498	8,051,351	6,568,113	7,638,716

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

Promissory Note Payable

	September 30, 2006		December 31, 2005
	US$	Cdn$	US$	Cdn$

Principal	2,173,076	2,428,847	2,088,433	2,428,847
Accrued interest	575,138	642,831	447,770	520,757
	2,748,214	3,071,678	2,536,203	2,949,604
Less current portion	412,142	460,651	396,088	460,651
	2,336,072	2,611,027	2,140,115	2,488,953

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2006 was 6%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $202,808 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2006, the current portion due on the promissory note is $412,142 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2006, the non-current portion of the promissory note eligible for prepayment is $2,336,072 (Cdn$2,611,027) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 4,580,750 common shares.

As at September 30, 2006, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 4,876,039 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	September 30, 2006 $	December 31, 2005 $

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	62,358	59,929
Accounts payable to Innovatia for GST and PST on development services	91,243	87,690
Deferred revenue	347,283	333,756

4. SHARE CAPITAL

[a]	Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company, at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic and diluted loss per share. As at September 30, 2006, the holders of the Exchangeable Shares are entitled to 512,500 individual votes in all matters of the Company. As the Exchangeable Shares are converted into common stock of the Company, the voting rights attached to the share of Series A preferred voting stock are proportionately reduced.

On June 20, 2006, in connection with the exercise of 400,000 exchangeable shares, the Company issued 400,000 shares of its common stock for no additional consideration.

On September 12, 2006, the Company issued 20,000 shares of common stock from the exercise of stock options for gross proceeds of $5,003 (Cdn$5,600).

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

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2005	777,197	7,138,776	$0.14 – $3.29	$0.74
Shares authorized	2,000,000	-	-	-
Options granted	(1,244,135)	1,244,135	$0.45 - $0.73	$0.61
Options expired	803,866	(803,866)	$0.33 – $2.56	$1.41
Options exercised		(20,000)	$0.25	$0.25
Balance, September 30, 2006	2,336,928	7,559,045	$0.14 – $1.70	$0.67

As at September 30, 2006, 7,559,045 (December 31, 2005 – 7,063,776) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.74 (December 31, 2005 - Cdn$0.86).

[c] Stock-based Compensation Plan

Impact of Adoption of FAS 123(R)

At September 30, 2006, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three and nine month period ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine-month period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and nine-month period ended September 30, 2006 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the three and nine-month period ended September 30, 2006, are $164,276 and $459,378 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three and nine-month period ended September 30, 2006 are $0.01 and $0.00 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

Total stock-based compensation for the three and nine-month period ended September 30, 2006 includes stock-based compensation expense related to employees of $164,276 and $459,378 respectively and stock-based-compensation expense related to a consultant of $nil and $11,130 respectively reported in the statement of operations as follows:

	Three Months ended September 30		Nine Months ended September 30
	2006 $	2005 $	2006 $	2005 $
Stock-based compensation
Sales and marketing	18,892	-	54,162	-
Research and development	41,215	-	115,907	-
General and administrative	104,169	-	300,439	-
Total stock-based compensation	164,276	-	470,508	-

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three and nine-month period ended September 30, 2006 and 2005 was estimated using the Black-Scholes option pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the Bank of Canada T-Bill rate in effect at the time of grant.

	Three Months ended September 30		Nine Months ended September 30
	2006	2005	2006	2005

Expected life of employee stock options (in years)	3.0	2.69	2.87	3.03
Weighted average volatility	84%	110%	97%	117%
Expected volatility	84% - 86%	107% - 116%	84% - 106%	107% - 129%
Risk-free interest rate	4.07% - 4.18%	3.20%	3.34%	2.98% - 3.45%
Dividend yields	0%	0%	0%	0%

Stock-based Payment Award Activity

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine-month period ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intinsic Value $

Outstanding at January 1, 2006	7,138,776	0.74
Granted	1,244,135	0.61
Expired	(803,866)	1.41
Exercised	(20,000)	0.25
Outstanding at September 30, 2006	7,559,045	0.67	2.92	626,619
[Vested or expected to vest at September 30, 2006]	7,559,045	0.67	2.92	626,619
Exercisable at September 30, 2006	5,210,262	0.65	2.41	566,728

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,132,106 options that were in-the-money at September 30, 2006. The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2006 and 2005 was $0.38 and $0.20, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine-month period ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
		$

Nonvested at January 1, 2006	1,952,586	0.53
Granted	1,097,898	0.36
Vested	(701,701)	0.56
Nonvested at September 30, 2006	2,348,783	0.44

As of September 30, 2006, there was $1,033,465 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.92 years. The total fair value of shares vested during the three and nine-month period ended September 30, 2006 was $164,276 and $459,378 respectively.

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the three and nine-month period ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the three and nine months ended September 30, 2005 is as follows:

	Three Months ended September 30, 2005 $	Nine Months ended September 30, 2005 $

Net loss, as reported	(859,161)	(2,221,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(198,941)	(356,766)
Pro Forma Net Loss	(1,058,102)	(2,578,701)
Loss per share
Basic and diluted – as reported	(0.02)	(0.05)
Basic and diluted – pro forma	(0.02)	(0.06)

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and nine months ended:

	Three Months ended September 30		Nine Months ended September 30
	2006	2005	2006	2005
Numerator:

Net loss for the period	$(767,959)	$(859,161)	$(2,465,473)	$(2,221,935)

Denominator:

Weighted average number of common stock outstanding	48,772,264	47,523,225	48,520,442	43,857,444
Weighted average number of common stock issuable on
exercise of exchangeable shares	512,500	1,377,038	761,584	2,271,090
Weighted average number of common stock equivalents
outstanding	49,284,764	48,900,263	49,282,026	46,128,534

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

[e]	Warrants

As at September 30, 2006, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class R warrants	574,999	$0.38 (Cdn $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.38 (Cdn $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.38 (Cdn $0.425)	September 8, 2008
Class U warrants	466,875	$1.22 (Cdn $1.36)	March 4, 2007
Class V warrants	4,000,000	$1.02 (Cdn $1.14)	May 31, 2007
Class W warrants	76,923	$0.89 (Cdn $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.89 (Cdn $1.00)	September 21, 2007
Class X warrants	2,063,560	$0.98 (Cdn $1.10)	June 26, 2008
Class Y warrants	70,000	$0.98 (Cdn $1.10)	August 18, 2008
Class Z warrants	1,450,000	$0.98 (Cdn $1.10)	September 18, 2008
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

Call Feature $

Class R, S and T warrants	$1.14 (Cdn $1.275)
Class U warrants	$2.68 (Cdn $3.00)
Class W warrants	$2.01 (Cdn $2.25)
Class X, Y and Z warrants	$1.79 (Cdn $2.00)

On September 19, 2005, the Company modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and expired on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statement of operations. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at September 30, 2006, no additional performance based milestones had been met.

5. COMMITMENTS AND CONTINGENCIES

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is approximately Cdn$3,786,611. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has additional disclosure regarding the Innovatia / Aliant relationship in note 3 above. The Company has made no additional provision in the financial statements on the belief that the probability of a loss is remote. Any unaccrued amount the Company may be obligated to pay, if any, in connection with this claim will be recorded in the period the claim is resolved.

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

Results of Operations for the Three-Month Periods ended September 30, 2006 and September 30, 2005:

Sales

Sales for the three-month period ended September 30, 2006 were $23,000, compared to $nil for the three-month period ended September 30, 2005. Sales for the three-month period ended September 30, 2006 were from were from support services provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended September 30, 2006, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $167 and $nil for the three-month periods ended September 30, 2006 and 2005 respectively. Cost of sales for the three-month period ended September 30, 2006 were related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2006 were $589,153 compared to $682,048 for the three-month period ended September 30, 2005. The decrease in total costs of $92,895, or 14%, was primarily attributable to decreases in salaries of approximately $140,000, consulting fees of approximately $5,000, professional fees of approximately $35,000, travel costs of approximately $25,000 and regulatory and travel expenses of approximately $10,000. There was also an increase in stock-based compensation expense recognized from the adoption of FAS 123(R) of $164,276.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $77,155 and $100,279 for the three-month periods ended September 30, 2006 and September 30, 2005 respectively, representing a decrease of $23,124 or 23%. The decrease of $23,124 in sales and marketing expense was primarily due to decreases in salaries of approximately $30,000, travel costs of approximately $13,000 and data and voice transmission costs of approximately $4,000. There was also a $18,892 increase in stock-based compensation expenses recognized as sales and marketing expenses from the adoption of FAS 123(R).

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $221,834 and $173,167 for the three-month periods ended September 30, 2006 and September 30, 2005 respectively, representing an increase of $48,667 or 28%. The increase was primarily due to a $41,215 increase in stock-based compensation expenses recognized as research and development expenses from the adoption of FAS 123(R). There were also increases of approximately $7,000 in salaries for the period.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $290,164 and $408,602 for the three month periods ended September 30, 2006 and September 30, 2005 respectively, representing a decrease of $118,438 or 29%. The decrease was primarily due to a decrease in salaries of approximately $100,000, professional and legal costs of approximately $32,000, regulatory fees of approximately $4,000, consulting fees of approximately $3,000 and travel costs of approximately $9,000. These costs also reflect stock option compensation cost for non-employees of $nil and $90,307 for the three-month periods ended September 30, 2006 and 2005 respectively. There was also an increase of $104,169 in stock-based compensation expenses recognized as general and administrative expenses from the adoption of FAS 123(R) for employees.

Interest Expense

Our interest expense was $209,644 and $192,113 for the three-month period ended September 30, 2006 and 2005 respectively. The interest expense for the three-month period ended September 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $2,818 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $437 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $46,856 (Cdn$52,559). The interest expense for the three-month period ended September 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $44,722 (Cdn$53,743), and the amortization of the

15% repayment premium of the Series D promissory note of $6,935 (Cdn$8,333) issued in September 2003. The remaining interest expense for the three-month period ended September 30, 2006 and 2005 consists of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $767,959 and $859,161 for the three-month periods ended September 30, 2006 and 2005 respectively. The decrease in net loss of $91,202, or 11%, was primarily attributable to decreases in salaries of approximately $140,000, consulting fees of approximately $5,000, professional fees of approximately $35,000, travel costs of approximately $25,000 and regulatory and travel expenses of approximately $10,000. There was also an increase of $164,276 in stock-based compensation expenses recognized from the adoption of FAS 123(R).

Since inception through September 30, 2006, we have incurred aggregate net losses of approximately $45.7 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Nine-Month Periods ended September 30, 2006 and September 30, 2005:

Sales

Sales for the nine-month period ended September 30, 2006 were $62,000, compared to $29,255 for the nine-month period ended September 30, 2005. Sales for the nine-month period ended September 30, 2006 were from support services provided to Avaya, our channel partner. Sales for the nine-month period ended September 30, 2005 were from recognition of deferred revenue of $11,755 and technical training and support services of $17,500 provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the nine-month period ended September 30, 2006, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $17,751 and $3,248 for the nine-month periods ended September 30, 2006 and 2005 respectively. Cost of sales for the nine-month period ended September 30, 2006 was related to costs incurred while providing support services to Avaya. Cost of sales for the nine-month period ended September 30, 2005 was related to personnel, travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the nine-month period ended September 30, 2006 were $1,928,493 compared to $1,714,109 for the nine-month period ended September 30, 2005. The increase in total costs of $214,384, or 13%, was primarily attributable to an increase in stock-based compensation expense recognized from the adoption of FAS

123(R) of $459,378. There were also decreases in payroll costs of approximately $110,000, consulting fees of approximately $4,000, professional fees of $29,000 and travel costs of approximately $21,000.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $280,136 and $293,434 for the nine-month periods ended September 30, 2006 and September 30, 2005 respectively, representing a decrease of $13,298 or 5%. The decrease was primarily due to decreases in salaries of approximately $46,000 and travel costs of approximately $29,000. There was also a $54,162 increase in stock-based compensation expenses recognized as sales and marketing expenses from the adoption of FAS 123(R).

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $700,667 and $573,950 respectively for the nine-month periods ended September 30, 2006 and September 30, 2005 respectively, representing an increase of $126,717 or 22%. The increase was primarily attributed to a $115,907 increase in stock-based compensation expenses recognized as research and development expenses from the adoption of FAS 123(R).

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $947,690 and $846,725 for the nine month periods ended September 30, 2006 and September 30, 2005 respectively, representing an increase of $100,965 or 12%. The increase was primarily attributed to $300,439 in stock-based compensation expenses recognized as general and administrative expenses from the adoption of FAS 123(R). There were also decreases in salaries of approximately $100,000, professional and legal costs of approximately $29,000, regulatory fees of approximately $4,000, consulting fees of approximately $4,000, data and voice transmission costs of approximately $5,000 and travel costs of approximately $21,000.

These costs also reflect stock option compensation cost for non-employees of $nil and $90,307 for the nine-month periods ended September 30, 2006 and 2005 respectively. We recorded $300,439 in stock-based compensation expenses, $289,309 of which relates to employees and the remaining $11,130 relates to stock options granted to a consultant.

Interest Expense

Our interest expense was $613,433 and $551,847 for the nine-month periods ended September 30, 2006 and 2005 respectively. The interest expense for the nine-month period ended September 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $8,374 (Cdn$9,484), the amortization of the 15% repayment premium of the Series D promissory note of $1,299 (Cdn$1,471) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $139,225 (Cdn$157,676). The interest expense for the nine-month period ended September 30, 2005 includes the amortization of the debt discount on the Series C and D promissory notes of $131,728 (Cdn$ 161,228), and the amortization of the 15% repayment premium of the Series D promissory note of $20,426 (Cdn$25,000) issued in September 2003. The remaining interest expense for the nine-month periods ended September 30, 2006 and 2005 consists of the stated interest rate on the principal amount of the then outstanding promissory notes.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $2,465,473 and $2,221,935 for the nine-month periods ended September 30, 2006 and 2005 respectively. The increase in net loss of $243,538, or 11%, was primarily attributable to an increase of $459,378 in stock-based compensation expenses recognized from the adoption of FAS 123(R). There were also decreases in payroll costs of approximately $110,000, consulting fees of approximately $4,000, professional fees of $29,000 and travel costs of approximately $21,000.

Since inception through September 30, 2006, we have incurred aggregate net losses of approximately $45.7 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2006, we had $763,858 in cash and cash equivalents and net working capital of $74,241.

Operating Activities

Our operating activities resulted in net cash outflows of $1.4 million for the nine-month period ended September 30, 2006. Our operating activities resulted in net cash outflows of $2.2 million for the fiscal year ended December 31, 2005. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $7,545 for the nine-month period ended September 30, 2006. Investing activities resulted in net cash outflows of $4,683 for the fiscal year ended December 31, 2005. The investing activities in fiscal 2005 were limited due to our cash conservation plans. At September 30, 2006, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $5,003 for the nine-month period ended September 30, 2006. Financing activities resulted in net cash inflows of $3.6 million for the fiscal year ended December 31, 2005 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series H promissory notes in April and May 2005, and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at September 30, 2006, we have $9,951,712 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at September 30, 2006	Maturity Date
Series C notes payable	$4,873,612	December 31, 2009 (1)
Series D notes payable	586,228	December 31, 2009 (1)
Series E notes payable	714,055	December 31, 2009 (1)
Series F convertible note payable	158,462	December 31, 2009 (1)

Series G notes payable	422,355	December 31, 2009 (1)
Series H notes payable	448,786	December 31, 2009 (1)
Innovatia Inc. promissory note payable	2,748,214	as discussed below
	$9,951,712

(1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,748,214 (Cdn$3,071,678) of principal and accrued interest is outstanding at September 30, 2006. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2006 was 6%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $202,808 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2006, the current portion due on the promissory note is $412,142 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2006, the non-current portion of the promissory note eligible for prepayment is $2,336,072 (Cdn$ 2,611,027) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 4,580,750 common shares.

As at September 30, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 4,876,039 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. We will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is approximately Cdn$3,786,611.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective December 1, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS No. 157.

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

Since inception through September 30, 2006, we have incurred aggregate net losses of approximately $45.7 million. Our loss from operations for the quarter ended September 30, 2006 was $2.5 million and the fiscal year ended December 31, 2005 was $3 million. We also incurred a loss from operations for each of the years ended December 31, 2004, 2003 and 2002. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,748,214 (Cdn$3,071,678) of principal and accrued interest is outstanding at September 30, 2006. The promissory note is repayable each quarter at the lesser of $202,808 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2006, the current portion due on the promissory note is $412,142 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2006, the non-current portion of the promissory note eligible for prepayment is $2,336,072 (Cdn$ 2,611,027) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 4,580,750 common shares. As at September 30, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 4,876,039 shares of common stock.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at November 1, 2006. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is approximately Cdn$3,786,611. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has additional disclosure regarding the Innovatia / Aliant relationship in note 4 to the interim unaudited consolidated financial statements. The Company has made no additional provision in the financial statements on the belief that the probability of a loss is remote.

Other than as set out above, to our knowledge we are not a party to any other litigation as at November 1, 2006. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 12, 2006, in connection with the exercise of stock options, we issued 20,000 shares of common stock for gross proceeds of $5,003 (CDN$5,600) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

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

31*	Section 302 Certification of Randy Buchamer, dated November 14, 2006
32*	Section 906 Certification of Randy Buchamer, dated November 14, 2006

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

Dated: November 14, 2006

CW907986.2