Form 10KSB
period 2006-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2007-03-23
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 000-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 - 4190 Lougheed Highway Burnaby, British Columbia, Canada	V5C 6A8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 482-0000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, par value $0.001 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act).

Yes ☐	No ☒

State issuer's revenues for its most recent fiscal year. $94,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12B-2 of the Exchange Act.)

54,930,072 common shares @ $0.38(1) = $20,873,427

(1) Closing price as quoted on the OTC Bulletin Board on March 1, 2007.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

56,405,696 common shares issued and outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

VOICE MOBILITY INTERNATIONAL, INC.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In June 1999, the shareholders of Voice Mobility Inc. completed a reverse acquisition whereby Voice Mobility Inc. became a wholly owned subsidiary of our company. At that point, we effectively commenced operations as a

United States company and our common stock was quoted on the OTC Bulletin Board under the symbol VMII. Between the period of June 1999 and December 2005, we raised approximately $24 million, mostly from private investors, to fund our development initiatives and operations.

In April 2001, we completed a $8.4 million (CDN$13 million) equity financing and subsequently began trading on the Toronto Stock Exchange in July under the symbol VMY.

Business Overview

We are engaged in the enhanced and multimedia messaging area of the telecommunications market. We market and deploy next generation messaging solutions that provide enhanced messaging features and functionality while ensuring integration with or replacement of existing first generation voicemail messaging systems. Our enhanced messaging software suite:

- allows telecommunications companies to replace their aging legacy voicemail systems and incorporate incremental offerings such as real time call connect, voicemail to email, fax to email and unified mailbox services;

- can serve as a first generation voice-mail and messaging system for telecommunications companies that do not have an existing voice-mail system, with the added capability of providing incremental offerings such as real time call connect, voicemail to email, fax to email and unified mailbox services; and

- is an ideal solution for telecommunication companies or enterprise customers that have both a large central location and many secondary locations of varied size but wish to put them all under a single umbrella for voice and unified communications. Whether the remote locations have their own telephone legacy systems or utilize voice over internet protocol (VOIP) technology, the software solution can ensure that company-wide deployment of voice and unified messaging is uniform, consistent and integrated.

Legacy voicemail systems are systems that use technology that is 15 to 20 years old. These legacy systems are incapable of being upgraded, or economically upgraded, to offer enhanced messaging services, like real time call connect, voicemail to email, fax to email services and unified mailbox services. We are focused on the development of technology that takes advantage of the market known as the voice over internet protocol (VoIP) market. Voice over internet protocol (VoIP) is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network (PSTN). General industry and analyst consensus shows that the voice over internet protocol (VoIP) market is being adopted by the public and growing at a considerable rate.

Our family of products are based upon open systems hardware and software to create a solution that has low "per subscriber" fixed costs in the industry. The solution is designed to be delivered as a messaging software solution only, or as a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

With the increased use of personal communication devices, such as cell phones, personal digital assistants (PDAs) and laptops, it has become a considerable challenge to manage the information retrieval process from these various devices. Users of these multiple communication devices are increasingly demanding a means of easily managing these devices in a time saving manner. In addition, users are increasingly demanding instant access to voicemails, faxes and emails regardless of which communication device is available to them or their physical location at any point in time.

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

- providing users a single unified phone number which allows subscribers to merge all their wired and wireless communication devices, including cellular telephone, pager, fax, home and office numbers under that one number;

- providing a fully synchronized message storage area for enterprise so that a user would only have to go to one location to retrieve all types of messages: email, fax and voice mail;

- providing several new revenue options for operating telecommunication companies such as the ability to notify mobile workers that their office or home voice mail has just received a voice mail message from a specific person or number and the ability to forward a fax image to a mobile device for viewing and forwarding; and

- providing highly innovative methodologies to allow telecommunication companies the ability to create new service offerings that takes internet content and forwards that content to a voicemail box (of a mobile handset, like a cell phone) in voice form, thereby allowing a person to access in real time internet content through a spoken interface.

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

- call announce and call screening;

- message notification;

- voice based text messaging (allows users to record a voice message and deliver it as a text message);

- tools that allow internet developers to deliver text based internet content to a voicemail box of a mobile handset (like a cell phone) using a spoken interface (human voice), thereby allowing a person to access in real time internet content through a spoken interface;

- storage of messages; and

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

Voice short messaging service (SMS) and web feeds are new features meant to connect the content of the message mailbox to real-time internet based content. Voice short messaging service (SMS) allows a voice mail to be created for the purpose of a one time single replay to the intended recipient. The short messaging service (SMS) network is used to notify the recipient and then direct him to the location of the message.

Web feeds is a feature that allows for the real-time "delivery" to a mobile device, like a cell phone, of text and multimedia based internet content that is forwarded to the mobile device when the user requests. The content is delivered based upon user-defined criteria.

Our call-announce and call-screening feature allows subscribers to identify the caller and then decide whether or not to answer a particular call or direct it to their unified mailbox. Our message notification feature notifies subscribers of new or urgent messages by voicemail, email, pager or any wireless device. Our speech recognition integration interface allows service providers to select their preferred speech recognition vendor as our enhanced messaging software can interface with all vendors' specifications.

For the year ended December 31, 2006, sales consisted of technical training and support services provided to Avaya and T2MCI. For the year ended December 31, 2005, sales consisted of technical training and support services and the recognition of deferred revenue from the prior year.

Pricing of Our Enhanced Messaging Software

We have customized pricing structures in place for strategic partners, system integrators and original equipment manufacturer (OEM) distributors that resell our enhanced messaging software to telecommunication companies.

Target Market for Our Enhanced Messaging Software

Currently, we are focussing on one primary adopter of our enhanced messaging software: telecommunication companies.

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

We believe that Tier I telecommunication companies will no longer be willing to invest in legacy systems which cannot be upgraded to offer enhanced messaging services and will therefore be required to replace such legacy systems. We also believe that their decision will be driven by the demand from current and potential subscribers that they offer and implement enhanced messaging technology services. We anticipate that some of these telecommunication companies will install our enhanced messaging software and migrate their current voicemail customers over to our enhanced messaging software without interruption in service. We then expect that these telecommunication companies would begin to incrementally market the value-added service available as part of our enhanced messaging software, such as our real time call connect, voicemail to email, fax to email and unified mailbox service offerings. To support our customers, we have developed significant research that identifies end users' perceptions of enhanced messaging features; their pricing tolerances and willingness to purchase such additional enhanced messaging features. With our research, we can assist these telecommunication companies in effectively marketing our enhanced messaging services to their current and potential customer base.

We are also aware of the rapid growth of telephone services provided by companies who provide cable television services, the voice over internet protocol (VOIP) provider and the internet telephony service provider (ITSP).

Among the most unique attributes of our products is the ability for a telecommunication company service provider to offer residential or broadband users as well as mobile users the same software solution for all of these different markets.

The software platform has been designed and engineered to meet the demanding needs for the operating telecommunication company market. It is capable of delivering large scale while running on equipment and technology that is "commercial grade" and not proprietary or custom. The software can deliver functionality that is consistent with the needs of a mobile user, a residential user, a business user and a broadband user (persons who utilize the internet for their telephone needs). This flexibility allows the product to be utilized in all of these different customer markets, thereby increasing the scale of the product and driving the price per subscriber down considerably.

A telecommunication company does not have to purchase separate systems to serve each of the above customer markets. They can serve all of these customer markets from a single software based product. This lessens the risk of having to purchase additional hardware to run the software, the risk that the software will become obsolete because of new product offerings in any of these customer markets and the risk of being obligated to run the software on a propriety or custom built hardware device or system.

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

Overall the relationship is progressing well. Both companies have invested in ongoing development of the product and the combined marketing and sales team are exposing the product to key customers to create interest and awareness.

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

There are some target markets where our company has no specific representation through strategic partners, system integrators and original equipment manufacturer distributors. In these markets, we intend to sell directly to the customer.

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

IBM: IBM makes a family of hardware platforms that scale from the very small to the very large. We have had success and acceptance with this hardware platform and intend to continue using this hardware platform as one of our preferred vendors.

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

In summary, our marketing efforts will be spread across multiple addressable markets:

Avaya: We will continue to invest in the relationship with Avaya as it leverages its market share dominance to continue to provoke the move to the use of voice over internet protocol (VOIP) and to expedite the migration to third generation messaging systems.

OEM: One primary characteristic of the telecommunication marketplace is that traditional voice technologies are slowly converting to voice over internet protocol (VOIP), that is telephone services being delivered over the internet. This trend is impacting the systems purchased by service providers (network operators) as well as enterprise customers. Our software can reside on virtually any hardware platform and, as a result, can be an easy addition for a manufacturer with a desire to include several "applications" with the sale of a complete (hardware and software) system that allows the customer to provide telephone services over the internet. Our software can run on its own hardware or be embedded into and form part of a larger software solution. We sell on the ability for the solution set to be delivered entirely in software to enhance the overall product offering and to increase margins.

Channels: Our product can easily be used in small and large applications because it is easily scalable. Our product uses a series of predefined hardware profiles from the very small (up to 5000 subscribers) to the very large (1 million+ subscribers). Each hardware profile can be incremented to meet the needs of a larger subscriber base. This is attractive as it offers a low price point for entry and does not require the "throw away" of any old hardware or the purchase of additional software as the customer's user base grows. As a result of this flexibility, our product is an excellent solution for large telecommunication companies. We will be continuing to offer our product through value-added resellers.

International: Our product is rendered in several languages today and, as such, is attractive to the more mature markets as well as the emerging telephony markets. We will approach each market with caution but we will invest in intelligent opportunities when they arise.

International Markets

We believe international markets should offer us opportunities in the long-term. Mature markets are seeking replacement technologies to enhance and replace legacy voicemail systems that are reaching the end of their useful lives. Emerging markets are being fuelled by the very basic need for high performance and low cost telecommunications infrastructure.

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

- IP Unity is a relatively new player to the unified messaging market. They offer a solution targeted at the internet providers / broadband providers in the market. Their strength lies in their ability to integrate and interface with voice-over IP networks. IP Unity is a private company and does not report its financials or company details. In December 2006, IP Unity acquired all of the assets of Glenayre Technology, Inc.'s integrated messaging division. Glenayre has some excellent historical relationship in the North American market and we will continue to watch their growth and strategic decisions.

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

- our solutions have the unique ability to be placed with the telecommunication companies environment or physically installed in the customer's premises;

- we have developed a highly available, scale-able, hosted solution that can be separated to provide functionality for multiple end user segments such as residential, wireless, enterprise and broadband; and

- our enhanced messaging software platform is designed to accommodate and support more users while also satisfying the stringent availability requirements of the telecommunication companies.

Our enhanced messaging software provides all of the following features:

- legacy voicemail replacement;

- one number;

- voicemail to email;

- fax to email;

- a single unified mailbox;

- find-me and follow-me / real-time call connect;

- call announcement and call screening;

- message notification;

- voice short messaging service (SMS);

- storage of messages;

- web feeds; and

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

Sales for the fiscal year ended December 31, 2006 were from technical training and support services provided to Avaya and T2MCI. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2006. Sales for the fiscal year ended December 31, 2005 were from recognition of deferred revenue related to One1Voice Solutions Inc. of $11,755 and technical training and support services provided to Avaya, our channel partner of $22,589. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2005.

Research and Development

Our research and development team is primarily located in our facility located in Victoria, British Columbia, Canada. Our research and development team designs, develops, tests, documents, and localizes our enhanced messaging product. The research and development team's feature and release direction is governed by all strategic product stakeholders. Each feature is detailed in written business requirements created by our business requirements team. A change control board also directs the lower level problems and enhancements for all other development work.  Releases are coordinated with our marketing, sales, and system integration/partner support departments to ensure timely delivery of the grouped features to our partners, clients, and ultimately our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. Research and development expenses for the years ended December 31, 2006 and 2005 were $921,518 and $774,686 respectively.

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

Employees

As of March 1, 2007, we employed 14 people, 3 of who are engaged in marketing and sales, 7 in research, development and support, and 4 in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Since inception through December 31, 2006, we have incurred aggregate net losses of approximately $46.6 million. Our loss from operations for the fiscal year ended December 31, 2006 was $3.3 million. We also incurred a loss from operations for each of the years ended December 31, 2005, 2004, 2003 and 2002. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will earn revenues, we expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report on the December 31, 2006 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

If we elect to pay fees to Innovatia in common stock then our shareholders will be subject to further, and maybe significant, dilution.

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,672,501 (Cdn$3,114,532) of principal and accrued interest is outstanding at December 31, 2006. The promissory note is repayable each quarter at the lesser of $194,507 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2006, the current portion due on the promissory note is $395,273 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2006, the non-current portion of the promissory note eligible for prepayment is $2,277,228 (Cdn$2,653,881) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 5,646,555 common shares. As at December 31, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 5,941,844 shares of common stock.

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

Any slow down in capital spending by telecommunication service providers may affect our future revenues more than we currently expect. Moreover, the significant slowdown in capital spending by telecommunication service providers has created uncertainty as to market demand for the type of products we produce. As a result, revenues and operating results for a particular period can be difficult to predict. In addition, there can be no certainty as to the severity or duration of the current industry adjustment. As a result of the recent changes in industry and market conditions, many of our potential customers have reduced their capital spending on telecommunications infrastructure. Our revenues and operating results are expected to continue to be affected by the continued reductions in capital spending on telecommunications infrastructure by our potential customers.

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

Our principal executive offices are located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8. We lease the office facility, which is approximately 2,000 square feet in size, at a basic rate of $21,830 (Cdn$25,441) per year plus expenses. This lease expires on June 30, 2008.

We also lease an engineering facility located at 3rd floor - 1001 Wharf Street, Victoria, British Columbia, Canada, V8W 1T6. The space is 4,050 square feet in size, and is leased at a basic rate of $38,837 (Cdn$45,261) per year plus expenses. This lease expires on December 31, 2008.

We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2007. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Item 3.	Legal Proceedings.

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen's Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and our company. The aggregate amount of the claim sought is approximately Cdn$3,786,611. We believe that there is no substantive merit to the claim and management intends to vigorously defend the action. Our company has additional disclosure regarding the Innovatia / Aliant relationship in note 7 to the audited consolidated financial statements. We have made no additional provision in the financial statements on the belief that the probability of a loss is remote.

Other than as set out above, and to our knowledge, we are not a party to any other litigation as at March 1, 2007. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

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

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (CDN$)	Low (CDN$)
December 31, 2006	$0.55	$0.36	December 31, 2006	$0.57	$0.42
September 30, 2006	$0.65	$0.36	September 30, 2006	$0.70	$0.44
June 30, 2006	$0.73	$0.50	June 30, 2006	$0.81	$0.57
March 31, 2006	$0.76	$0.59	March 31, 2006	$0.86	$0.66
December 31, 2005	$0.84	$0.60	December 31, 2005	$1.00	$0.70
September 30, 2005	$0.85	$0.75	September 30, 2005	$1.04	$0.90
June 30, 2005	$0.90	$0.55	June 30, 2005	$1.10	$0.66
March 31, 2005	$0.80	$0.48	March 31, 2005	$0.94	$0.61

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

On March 1, 2007, the shareholders' list for our common stock showed 187 registered stockholders and 56,405,696 shares issued and outstanding. The closing sale price for our common stock on March 1, 2007, as reported on the OTC Bulletin Board, was $0.38.

Dividend Policy

During the years ended December 31, 2006 and 2005, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

The following sets forth certain information concerning securities which were sold or issued by us during the year ended December 31, 2006 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, and that have not otherwise been disclosed in a quarterly report on Form 10-QSB or in a quarterly report on Form 8-K.

On November 23, 2006, in connection with the exercise of options, we issued an aggregate of 20,000 shares of our common stock for gross proceeds of $4,904 (Cdn$5,600) to one non-U.S. person in an offshore transaction relying on Section 3(a)(9), Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and the plan was approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	7,564,045	$0.64	2,311,928
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,564,045	$0.64	2,311,928

(1)           The maximum number of options issuable under our stock option plan is 12,000,000, less 9,688,072 options that have been granted and exercised under the plan and less 500,000 options, which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	Management's Discussions and Analysis or Plan of Operation.

OVERVIEW

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to the consolidated audited financial statements included elsewhere in this filing. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

During the year ended December 31, 2006, we continued the shift of our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the fiscal years ended December 31, 2006 and December 31, 2005

Sales

Sales for the fiscal year ended December 31, 2006 were $94,000 compared to sales of $34,344 for the fiscal year ended December 31, 2005, representing a 174% increase. Sales for the fiscal year ended December 31, 2006 were from technical training and support services provided to Avaya and T2MCI. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2006. Sales for the fiscal year ended December 31, 2005 were from recognition of deferred revenue related to One1Voice Solutions Inc. of $11,755 and technical training and support services provided to Avaya, our channel partner of $22,589. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2005. For the fiscal year ended December 31, 2006, we derived 100% of our sales from our Canadian operations (100% for the fiscal year ended December 31, 2005).

During the fiscal year ended December 31, 2006, we generated sales through technical training and support services provided to Avaya and T2MCI. We have shifted our sales approach from direct sales to sales through channel partners. During the fiscal year ended December 31, 2006, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies. We have not generated any product sales through channel partners to date.

Cost of sales

Cost of sales were $26,195 and $4,151 for the fiscal years ended December 31, 2006 and 2005 respectively. Cost of sales for the fiscal year ended December 31, 2006 was related to costs incurred while providing technical support and support services to Avaya and T2MCI. Cost of sales for the fiscal year ended December 31, 2005 was related to personnel, travel and accommodation expenses incurred while providing technical training and support services to Avaya.

Operating Expenses

Total operating costs for the year ended December 31, 2006 were $2,593,748 compared to $2,348,550 for the previous year. The increase in total costs of $245,198, or 10%, was primarily attributable to an increase in stock-based compensation expense recognized from the adoption of FAS 123(R) of $648,350. There were also decreases in payroll costs of approximately $203,000, consulting fees of approximately $10,000, professional fees of $157,000 and travel costs of approximately $46,000.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $364,590 and $371,282 for the fiscal years ended December 31, 2006 and December 31, 2005, respectively, representing a decrease of 2% in sales and marketing costs.

The decrease was primarily due to decreases in salaries of approximately $52,000, travel costs of approximately $28,000 and telecommunication costs of approximately $9,000. There was also a $90,504 increase in stock-based compensation expenses recognized as sales and marketing expenses from the adoption of FAS 123(R).

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $921,518 and $774,686 for the fiscal years ended December 31, 2006 and 2005, respectively, representing an increase of $146,832 or 19%. The increase was primarily attributed to a $156,974 increase in stock-based compensation expenses recognized as research and development expenses from the adoption of FAS 123(R).

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,307,640 and $1,202,582 for the fiscal years ended December 31, 2006 and 2005 respectively, representing an increase of $105,058 or 9% in our general and administrative costs. The increase was primarily attributed to $400,872 in stock-based compensation expenses recognized as general and administrative expenses from the adoption of FAS 123(R). There were also decreases in salaries of approximately $103,000, professional and legal costs of approximately $158,000, amortization of property and equipment of approximately $34,000 and travel costs of approximately $9,000.

Interest Expense

Our interest expense was $820,899 and $745,727 for the fiscal years ended December 31, 2006 and 2005 respectively. The interest expense for the fiscal year ended December 31, 2006 includes the amortization of the debt discount on the Series C and D notes of $11,161 (Cdn$12,645), the amortization of the 15% repayment premium of the Series D note of $1,731 (Cdn$1,961) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $185,561 (Cdn$210,235). The interest expense for the fiscal year ended December 31, 2005 includes the amortization of the debt discount on the Series C and D notes of $134,422 (Cdn$164,390), the amortization of the 15% repayment premium of the Series D note of $20,843 (Cdn$25,490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $44,800 (Cdn$52,559). The remaining interest expense for the fiscal years ended December 31, 2006 and 2005 consist of the stated interest rate on the principal amount of the then outstanding notes.

Income Taxes

At December 31, 2006, we had $4,994,000 United States tax net operating losses that will expire in the years 2019 through to 2025. As at December 31, 2006, we had Canadian tax non-capital losses of approximately $21,848,000 that will expire in the years 2007 through 2026. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2006 and 2005 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Net Loss

Our net loss was $3,304,275 and $3,030,925 for the fiscal years ended December 31, 2006 and 2005 respectively. The increase in net loss of $273,350, or 9%, was primarily attributable to an increase of $648,350 in stock-based compensation expenses recognized from the adoption of FAS 123(R). There were also decreases in payroll costs of approximately $203,000, consulting fees of approximately $9,000, professional fees of $158,000 and travel costs of approximately $46,000.

Since inception through December 31, 2006, we incurred aggregate net losses of $46.6 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

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

Sales & Marketing

Our sales and marketing costs consist primarily of personnel, advertising, promotions, public relations and business development. Total costs were $371,282 and $1,652,303 for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, representing a decrease of 78% in sales and marketing costs.

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

Research and Development

Our research and development costs consist primarily of personnel, data and voice transmission, and related facility costs. Our research and development costs were $774,686 and $760,810 for the fiscal years ended December 31,

2005 and 2004, respectively, representing an increase of $13,876 or 2%. The increase of $13,876 is primarily a result of an increase in data and voice transmission and related facility costs.

General and Administrative

Our general and administrative costs consist primarily of personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,202,582 and $1,126,326 for the fiscal years ended December 31, 2005 and 2004, respectively, representing an increase of $76,256 or 7% in our general and administrative costs. These costs reflect employee stock option compensation cost of $nil and $14,061 for the fiscal years ended December 31, 2005 and 2004 respectively.

Interest Expense

Our interest expense was $745,727 and $706,176 for the fiscal years ended December 31, 2005 and 2004 respectively. The interest expense for the fiscal year ended December 31, 2005 includes the amortization of the debt discount on the Series C and D notes of $134,422 (CDN$164,390), the amortization of the 15% repayment premium of the Series D note of $20,843 (CDN$25,490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $44,800 (CDN$52,559). The interest expense for the fiscal year ended December 31, 2004 includes the amortization of the debt discount on the Series C and D notes of $166,077 (CDN$214,971), the embedded beneficial conversion feature of $32,000 related to the Series F convertible note and the amortization of the 15% repayment premium of the Series D note of $25,752 (CDN$33,333) issued in September 2003. The remaining interest expense for the fiscal years ended December 31, 2005 and 2004 consist of the stated interest rate on the principal amount of the then outstanding notes.

Income Taxes

At December 31, 2005, we had $5,452,000 United States tax net operating losses that will expire in the years 2019 through to 2024. As at December 31, 2005, we had Canadian tax non-capital losses of approximately $21,679,000 that will expire in the years 2006 through 2015. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if the we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2005 and 2004, respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

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

Since inception through December 31, 2005, we incurred aggregate net losses of $43.3 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of December 31, 2006, we had $3,160,476 in cash and cash equivalents and working capital of $2,459,898 and as of December 31, 2005, we had $2,130,714 in cash and cash equivalents and working capital of $1,393,348.

Operating Activities

Our operating activities resulted in net cash outflows of $1.8 million and $2.2 million for the fiscal years ended December 31, 2006 and 2005 respectively. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $7,545 for the fiscal year ended December 31, 2006. During the fiscal year ended 2006, we received proceeds of $342 from the sale of property and equipment and spent $7,887 on property and equipment purchased during the period. Investing activities resulted in net cash outflows of $4,683 for the fiscal year ended December 31, 2005. The investing activities in fiscal 2006 and 2005 were limited due to our cash conservation plans. At December 31, 2006, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $2.8 million for the fiscal year ended December 31, 2006 from the issuance of common shares and share purchase warrants in a private placement transaction and the exercise of stock options.

Financing activities resulted in net cash inflows of $3.6 million for the fiscal year ended December 31, 2005 from the issuance of common shares and share purchase warrants in several private placement transactions, the issuance of Series H notes in April and May 2005 and the exercise of certain outstanding share purchase warrants and options.

Debt Obligations

As at December 31, 2006, we have $10,142,481 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at December 31, 2006	Maturity Date
Series C notes payable	$4,756,438	December 31, 2009 (1)
Series D notes payable	571,535	December 31, 2009 (1)
Series E notes payable	695,210	December 31, 2009 (1)
Series F convertible note payable	154,573	December 31, 2009 (1)
Series G notes payable	411,989	December 31, 2009 (1)
Series H notes payable	438,204	December 31, 2009 (1)
Innovatia Inc. promissory note payable	2,672,501	as discussed below
	9,700,450

(1) On September 19, 2005, we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 6 to the consolidated financial statements included elsewhere in this filing.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,672,501 (Cdn$3,114,532) of principal and accrued interest is outstanding at December 31, 2006. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2006 was 6%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $194,507 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2006, the current portion due on the promissory note is $395,273 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares payable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2006, the non-current portion of the promissory note eligible for prepayment is $2,277,228 (Cdn$2,653,881) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 5,646,555 common shares.

As at December 31, 2006, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 5,941,844 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen's Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and our company. The aggregate amount of the claim sought is approximately Cdn$3,786,611.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2007. Management projects that we may require an additional $0.5 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2007 generated through the replacement of legacy voicemail systems or new deployments by such providers.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2006, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, our company had no off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

We recognize revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" and Staff Accounting Bulletin 104 "Revenue Recognition ".

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

Revenue for hardware sold separately is recognized under Staff Accounting Bulletin 104. Hardware revenue, net of trade discounts, is recognized upon shipment or when all elements essential to functionality are complete and when all significant contractual obligations have been satisfied and collection is reasonably assured. When contracts contain specific contingencies, we defer revenue recognition until such time as the contingencies are resolved.

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

Stock Based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended 2006 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of FIN 48.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective December 1, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS No. 157.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS No. 159.

Item 7.	Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-KSB

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.

Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

Voice Mobility International, Inc.

December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring net losses and shareholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, during 2006, the Company changed its policy for accounting for share based compensation.

Vancouver, Canada, March 2, 2007	/s/ Ernst & Young LLP Chartered Accountants

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Basis of Presentation]

As at December 31	(expressed in U.S. dollars)

	2006	2005
	$	$
ASSETS [note 6]
Current
Cash and cash equivalents	3,160,476	2,130,714
Accounts receivable [note 3]	32,000	5,000
Other receivables	13,909	8,599
Prepaid expenses	42,718	34,457
Total current assets	3,249,103	2,178,770

Deferred contract costs [note 7]	81,631	81,631
Deferred finance costs [note 6]	546,239	729,823
Property and equipment, net [note 5]	22,492	47,432
Total assets	3,899,465	3,037,656

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable [note 7]	184,976	150,867
Accrued liabilities [note 7]	149,281	173,177
Employee related payables	59,675	65,290
Current portion of promissory note payable [note 7]	395,273	396,088
Total current liabilities	789,205	785,422

Deferred revenue [note 7]	333,068	333,756
Notes payable [note 6]	7,027,949	6,568,113
Promissory note payable [note 7]	2,277,228	2,140,115
Total liabilities	10,427,450	9,827,406
Commitments and contingencies [note 11]

Stockholders' deficiency [note 9]
Common stock, $0.001 par value, authorized 100,000,000
55,739,134 outstanding [2005 – 48,368,134]	55,739	48,368
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	41,502,645	38,012,541
Accumulated deficit	(46,582,298)	(43,278,023)
Other accumulated comprehensive loss	(1,504,072)	(1,572,637)
Total stockholders' deficiency	(6,527,985)	(6,789,750)
Total liabilities and stockholders' deficiency	3,899,465	3,037,656

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in U.S. dollars)

	2006	2005
	$	$

Sales [note 4]	94,000	34,344
Cost of sales	26,195	4,151
Gross profit	67,805	30,193

Operating expenses [note 9[c]]
Sales and marketing	364,590	371,282
Research and development	921,518	774,686
General and administrative	1,307,640	1,202,582
	2,593,748	2,348,550
Loss from operations	2,525,943	2,318,357
Interest income	(42,567)	(33,159)
Interest expense	820,899	745,727
Net loss	3,304,275	3,030,925

Basic and diluted loss per share [note 8]	(0.07)	(0.06)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Year ended December 31	(expressed in U.S. dollars)

							Other
	Common Stock		Series A Preferred Stock		Additional		Accumulated
	Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Total
	#	$	#	$	$	$	$	$

Balance, December 31, 2004	41,288,491	41,288	1	1	33,880,606	(40,247,098)	(1,376,598)	(7,701,801)
Common stock issued pursuant to private placement, net of share issue costs of $265,378	4,267,120	4,267	-	-	3,177,071	-	-	3,181,338
Common stock issued pursuant to exercise of stock options	135,023	135	-	-	40,667	-	-	40,802
Common stock issued pursuant to exercise of common stock warrants	250,000	250	-	-	62,250	-	-	62,500
Common stock issued on exchange of exchangeable shares	2,427,500	2,428	-	-	(2,428)	-	-	-
Warrants issued pursuant to amendment agreement of notes payable	-	-	-	-	743,972	-	-	743,972
Extension of conversion feature of Series F convertible note payable	-	-	-	-	20,096	-	-	20,096
Stock based compensation	-	-	-	-	90,307	-	-	90,307
Components of comprehensive loss:
Net loss	-	-	-	-	-	(3,030,925)	-	(3,030,925)
Foreign currency translation loss	-	-	-	-	-	-	(196,039)	(196,039)
Total comprehensive loss								(3,226,964)
Balance, December 31, 2005	48,368,134	48,368	1	1	38,012,541	(43,278,023)	(1,572,637)	(6,789,750)
Common stock issued pursuant to private placement, net of share issue costs of $124.530	6,931,000	6,931	-	-	2,832,287	-	-	2,839,218
Common stock issued pursuant to exercise of stock options	40,000	40	-	-	9,867	-	-	9,907
Common stock issued on exchange of exchangeable shares	400,000	400	-	-	(400)	-	-	-
Stock based compensation	-	-	-	-	648,350	-	-	648,350
Components of comprehensive loss:
Net loss	-	-	-	-	-	(3,304,275)	-	(3,304,275)
Foreign currency translation loss	-	-	-	-	-	-	68,565	68,565
Total comprehensive loss								(3,235,710)
Balance, December 31, 2006	55,739,134	55,739	1	1	41,502,645	(46,582,298)	(1,504,072)	(6,527,985)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in U.S. dollars)

	2006	2005
	$	$

OPERATING ACTIVITIES
Net loss	(3,304,275)	(3,030,925)
Non-cash items included in net loss
Amortization of property and equipment	33,441	63,060
Amortization of deferred finance costs	187,292	65,643
Accretion of unamortized debt discount	-	134,422
Non-cash interest expense	11,161	-
Stock based compensation	648,350	90,307
Gain on disposal of property and equipment	(342)	-
Net change in operating assets and liabilities [note 12]	585,931	465,400
Cash used in operating activities	(1,838,442)	(2,212,093)

INVESTING ACTIVITIES
Purchase of property and equipment	(7,887)	(4,683)
Proceeds on sale of property and equipment	342	-
Cash used in investing activities	(7,545)	(4,683)

FINANCING ACTIVITIES
Proceeds from Series H notes payable	-	364,257
Proceeds from issuance of common stock, net of share issue cost	2,839,218	3,181,338
Proceeds on exercise of stock options	9,907	40,802
Proceeds on exercise of common stock warrants	-	62,500
Cash provided by financing activities	2,849,125	3,648,897

Effect of change in foreign exchange rate on cash and cash equivalents	26,624	132,339

Increase in cash and cash equivalents	1,029,762	1,564,460
Cash and cash equivalents, beginning of year	2,130,714	566,254
Cash and cash equivalents, end of year	3,160,476	2,130,714

See accompanying notes

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

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

The Company incurred a net loss of $3,304,275 for the year ended December 31, 2006 [2005 - $3,030,925] and has a total shareholders' deficiency of $6,527,985 [2005 - $6,789,750] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2006, the Company received net proceeds of $2.8 million in connection with equity financing and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

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

Revenue recognition

Revenues are derived from sales of software licenses, hardware, maintenance, training services and language localization services. The Company has sold software licenses with maintenance and training services, hardware on a stand-alone basis and bundled arrangements including software, hardware and maintenance and training services. The Company generally licenses software to customers for an indefinite period of time.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

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

Foreign currency

These consolidated financial statements have been presented in United States dollars. The functional currency of the Company is the Canadian dollar. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Accordingly, all assets and liabilities of the Canadian subsidiary which are denominated in Canadian dollars are translated at the year-end exchange rate and revenues and expenses are translated using a weighted average exchange rate for the applicable period. Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive loss.

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Financial instruments

The Company's financial instruments consists of cash and cash equivalents, accounts receivable, other receivables, accounts payable, employee related payables, notes payable, and promissory notes payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into foreign exchange derivative contracts.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock based compensation

During the first quarter of 2006, the Company implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the year ended 2006 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial position upon adoption; however, the Company has not yet completed its evaluation of the impact of FIN 48.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective December 1, 2007. The Company does not believe that the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial position upon adoption; however, the Company has not yet completed its evaluation of the impact of SFAS No. 157.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The Company does not believe that the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial position upon adoption; however, the Company has not yet completed our evaluation of the impact of SFAS No. 159.

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

Amounts owing from one customer comprised 100% of the gross accounts receivable balance at December 31, 2006. Amounts owing from one customer comprised 100% of the gross accounts receivable balance at December 31, 2005.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

4. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Other	Total

2006	-	62,000	32,000	94,000
2005	11,755	22,589	-	34,344

Sales from technical training and support services to two customers comprised 100% of revenue in 2006. Sales from technical training and support services to one customer comprised 66% of revenue and recognition of deferred revenue from one customer comprised 34% of revenues in 2005.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

5. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

2006
Computer equipment	2,356,362	2,350,354	6,008
Computer software	565,313	564,781	532
Office equipment and furniture	185,095	178,662	6,433
Leasehold improvements	31,153	21,634	9,519
	3,137,923	3,115,431	22,492

2005
Computer equipment	2,371,248	2,357,933	13,315
Computer software	566,082	548,264	17,818
Office equipment and furniture	179,751	175,777	3,974
Leasehold improvements	29,572	17,247	12,325
	3,146,653	3,099,221	47,432

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

6. NOTES PAYABLE

	2006		2005
	US$	Cdn$	US$	Cdn$

Series C notes payable	4,756,438	5,543,153	4,438,983	5,162,537
Series D notes payable	571,535	666,067	535,713	623,034
Series E notes payable	695,210	810,198	655,372	762,198
Series F convertible note payable	154,573	180,139	144,568	168,133
Series G notes payable	411,989	480,132	385,324	448,132
Series H notes payable	438,204	510,683	408,153	474,682
	7,027,949	8,190,372	6,568,113	7,638,716

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont’d)

SERIES C NOTES PAYABLE

	2006		2005
	US$	Cdn$	US$	Cdn$

Principal	3,979,343	4,637,526	3,987,555	4,637,526
Unamortized debt discount	(24,745)	(28,838)	(33,062)	(38,451)
	3,954,598	4,608,688	3,954,493	4,599,075
Accrued interest	801,840	934,465	484,490	563,462
	4,756,438	5,543,153	4,438,983	5,162,537

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred stock were settled in full in exchange for the issuance of Series C notes, common stock and Class T share purchase warrants. The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.36 (Cdn$0.425) per share. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $3,300,127 (Cdn$4,454,841) was allocated to the notes and $272,379 (Cdn$367,685) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 980,137 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.94 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $502,894 (Cdn$588,082) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense. The remaining balance of the discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series C notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company's earnings before interest, tax, depreciation and amortization. 68% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES D NOTES PAYABLE

	2006		2005
	US$	Cdn$	US$	Cdn$

Principal	429,037	500,000	429,923	500,000
Repayment premium	64,356	75,000	64,488	75,000
Unamortized debt discount	(7,807)	(9,098)	(10,431)	(12,131)
	485,586	565,902	483,980	562,869
Accrued interest	85,949	100,165	51,733	60,165
	571,535	666,067	535,713	623,034

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D notes and 574,999 Class R share purchase warrants to four shareholders, one of whom was a director of the Company. The warrants are exercisable for a period of five years at an exercise price of $0.36 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $64,356 (Cdn$75,000) was recorded as an increase to the notes balance and as a deferred financing cost. The deferred financing cost was being amortized to interest expense over the 27-month term to maturity. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 120,221 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.94 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $61,683 (Cdn$72,133) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense. The remaining balance of the deferred financing cost and discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series D notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 8% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES E NOTES PAYABLE

	2006		2005
	US$	Cdn$	US$	Cdn$

Principal	514,845	600,000	515,907	600,000
Repayment premium	77,227	90,000	77,386	90,000
	592,072	690,000	593,293	690,000
Accrued interest	103,138	120,198	62,079	72,198
	695,210	810,198	655,372	762,198

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

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 144,266 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.94 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $74,021 (Cdn$86,560) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series E notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 10% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES F CONVERTIBLE NOTE PAYABLE

	2006		2005
	US$	Cdn$	US$	Cdn$

Principal	128,776	150,075	129,041	150,075
Accrued interest	25,797	30,064	15,527	18,058
	154,573	180,139	144,568	168,133

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

On September 19, 2005, the Company amended the maturity date, conversion date and repayment provision in exchange for the issuance of 31,684 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.94 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $16,256 (Cdn$19,010) and extension of the conversion feature from June 17, 2006 to December 31, 2009 of $20,096 (Cdn$23,500) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

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

The Series F convertible note bear interest at 8% per annum and is payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 2% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES G NOTES PAYABLE

	2006		2005
	US$	Cdn$	US$	Cdn$

Principal	343,230	400,000	343,938	400,000
Accrued interest	68,759	80,132	41,386	48,132
	411,989	480,132	385,324	448,132

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G notes to two shareholders.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 84,448 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.94 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $43,329 (Cdn$50,669) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series G notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

SERIES H NOTES PAYABLE

	2006		2005
	US$	Cdn$	US$	Cdn$

Principal	386,134	450,000	386,930	450,000
Accrued interest	52,070	60,683	21,223	24,682
	438,204	510,683	408,153	474,682

During the months of March and May 2005, the Company issued an aggregate of $367,227 (Cdn$450,000) Series H notes to three shareholders.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 89,244 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $0.94 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $45,789 (Cdn$53,546) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series H notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

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

Promissory Note Payable (Note 11[b])

	2006		2005
	US$	Cdn$	US$	Cdn$

Principal	2,084,132	2,428,847	2,088,433	2,428,847
Accrued interest	588,369	685,685	447,770	520,757
	2,672,501	3,114,532	2,536,203	2,949,604
Less current portion	395,273	460,651	396,088	460,651
	2,277,228	2,653,881	2,140,115	2,488,953

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2006 was 6%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $194,507 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

7. PROMISSORY NOTE PAYABLE (cont’d)

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2006, the current portion due on the promissory note is $395,273 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2006, the non-current portion of the promissory note eligible for prepayment is $2,277,228 (Cdn$2,653,881) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 5,646,555 common shares.

As at December 31, 2006, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 5,941,844 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

The Company continues to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

7. PROMISSORY NOTE PAYABLE (cont’d)

Other Related Assets and Liabilities

In addition to the promissory note payable, the Company’s financial statements include certain Canadian dollar denominated assets and liabilities. Each balance originated in connection with either the initial development agreement with Innovatia or the three-year software license agreement with Aliant that was signed on June 19, 2002. The Company received an initial payment from Aliant immediately after signing the software license agreement to deliver certain software products and services however, the deployment of the product did not occur as planned. The US dollar equivalent of these assets and liabilities as reported in the Company’s financial statements is as follows:

	2006	2005
	$	$
Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	59,805	59,929
Accounts payable to Innovatia for GST and PST on development services	87,509	87,690
Deferred revenue	333,068	333,756

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

8. LOSS PER SHARE

The following table sets forth the computation of loss per share:

	2006	2005
	$	$

Numerator:
Net loss attributable to common stockholders	(3,304,275)	(3,030,925)

Denominator:
Weighted average number of common stock outstanding	48,836,909	44,977,466
Weighted average number of common stock issuable on exercise of Exchangeable Shares	698,801	1,928,651
Weighted average number of common stock equivalents outstanding	49,535,710	46,906,117

Basic and diluted loss per share	(0.07)	(0.06)

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company at any time at the option of the shareholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic loss per share. During 2006, holders of the Exchangeable Shares exchanged 400,000 Exchangeable Shares into 400,000 common shares of the Company for no additional consideration. As at December 31, 2006, 512,500 Exchangeable Shares are outstanding [2005 – 912,500].

For the years ending December 31, 2006 and 2005, the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. The Company is also authorized to issue up to 1,000,000 shares of preferred stock, par value $0.001 per share.

[b] Common stock

2006

Private Placements

On December 19, 2006, the Company issued 6,851,000 units at Cdn$0.50 per unit for net cash proceeds of $2,839,218 (Cdn$3,281,568). Each unit consists of one share of common stock and one half of one Class A share purchase warrant, entitling the holder to one common share, exercisable at Cdn$0.65 per share at any time up to December 19, 2009. The Company incurred $20,325 (Cdn$23,492) in professional fees and $104,205 (Cdn$120,440) in financing fees for a total of $124,530 (Cdn$143,932). The Company also issued 80,000 common shares and 40,000 Class A share purchase warrants to a third party as a financing fee. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

Exchangeable Shares

During 2006, a holder of the Exchangeable Shares exchanged 400,000 Exchangeable Shares into 400,000 common shares of the Company for no additional consideration.

Stock Options

On September 12, 2006, the Company issued 20,000 shares of common stock from the exercise of stock options for gross proceeds of $5,003 (Cdn$5,600).

On November 23, 2006, the Company issued 20,000 shares of common stock from the exercise of stock options for gross proceeds of $4,904 (Cdn$5,600).

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont’d)

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

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

Activity under the Plan is as follows:

		Options Outstanding
				Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2004	2,379,642	5,671,354	$0.13 – $7.25	$1.07
Options granted	(2,232,772)	2,232,772	$0.56 – $0.88	$0.74
Options expired	630,327	(630,327)	$0.28 – $7.25	$4.17
Options exercised	-	(135,023)	$0.14 – $0.73	$0.31
Balance, December 31, 2005	777,197	7,138,776	$0.14 – $3.29	$0.74
Options granted	(1,269,135)	1,269,135	$0.43 – $0.70	$0.58
Shares authorized	2,000,000	-	-	-
Options expired	803,866	(803,866)	$0.32 – $2.56	$1.38
Options exercised	-	(40,000)	$0.24	$0.24
Balance, December 31, 2006	2,311,928	7,564,045	$0.14 – $1.70	$0.64

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Range of	Outstanding at	Average	Remaining	Exercisable at	Average
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise
Prices	2006	Price	Life (years)	2006	Price

$0.14 - $0.50	2,137,106	$0.27	1.81	1,626,959	$0.22
$0.51 - $1.00	5,401,939	$0.78	3.03	3,784,110	$0.81
$1.01 - $1.70	25,000	$1.12	2.11	23,611	$1.12
	7,564,045	$0.64	2.68	5,434,680	$0.63

As at December 31, 2006, 7,564,045 [2005 - 7,063,776] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.74 [2005 – Cdn$0.86].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Impact of Adoption of FAS 123(R)

At December 31, 2006, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the year ended December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the year ended December 31, 2006 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006, is $648,350 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the year ended December 31, 2006 is $(0.01) higher than if the Company had continued to account for share-based compensation under Opinion 25.

Total stock-based compensation for the year ended December 31, 2006 includes stock-based compensation expense related to employees of $630,999 and stock-based-compensation expense related to a consultant of $17,351 reported in the statement of operations as follows:

	2006 $	2005 $
Stock-based compensation
Sales and marketing	90,504	-
Research and development	156,974	-
General and administrative	400,872	-
Total stock-based compensation	648,350	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the year ended December 31, 2006 and 2005 was estimated using the Black-Scholes option pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company's stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the options is based on the Bank of Canada T-Bill rate in effect at the time of grant.

	2006	2005

Expected life of employee stock options (in years)	3.0	2.87
Weighted average volatility	97%	116%
Expected volatility	82% - 106%	101% - 129%
Risk-free interest rate	3.84% - 4.18%	2.98% - 3.84%
Dividend yields	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.36	$0.51

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Stock-based Payment Award Activity

A summary of option activity under the Plan as of December 31, 2006, and changes during the year ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intinsic Value $

Outstanding at January 1, 2006	7,138,776	0.74
Granted	1,269,135	0.58
Expired	(803,866)	1.38
Exercised	(40,000)	0.24
Outstanding at December 31, 2006	7,564,045	0.64	2.68	256,611
[Vested or expected to vest at December 31, 2006]	7,564,045	0.64	2.68	256,611
Exercisable at December 31, 2006	5,434,680	0.63	2.21	256,611

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,520,771 options that were in-the-money at December 31, 2006. The weighted-average grant date fair value of options granted during the year ended December 31, 2006 and 2005 was $0.37 and $0.51, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
		$

Nonvested at January 1, 2006	1,952,586	0.53
Granted	1,055,998	0.35
Vested	(879,219)	0.56
Nonvested at December 31, 2006	2,129,365	0.43

As of December 31, 2006, there was $915,627 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.21 years. The total fair value of shares vested during the year ended December 31, 2006 was $630,999.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Pro forma Information for Periods Prior to the Adoption of FAS 123R

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosures." Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the year ended December 31, 2005 is as follows:

	2006	2005
	$	$

Net loss	(3,304,275)	(3,030,925)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(630,999)	(488,044)
Pro forma net loss	(3,935,274)	(3,518,969)

Basic and diluted loss per share
As reported	(0.07)	(0.06)
Pro forma	(0.08)	(0.08)

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

[d] Warrants

The Company has the following common stock warrants outstanding:

	Outstanding			Forfeited	Outstanding	Exercise
	at January 1	Issued	Exercised	or Cancelled	at December 31	Price	Expiry
	#	#	#	#	#		Date

2006
Class R warrants	574,999	-	-	-	574,999	Cdn.0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	-	1,176,470	Cdn.0.425	Sep. 8/08
Class T warrants	3,198,350	-	-	-	3,198,350	Cdn.0.425	Sep. 8/08
Class U warrants	466,875	-	-	-	466,875	Cdn.1.36	Mar. 4/07
Class V warrants	2,000,000	-	-	2,000,000	-	Cdn.1.14	May 31/06
Class V warrants	4,000,000	-	-	-	4,000,000	Cdn.1.14	May 31/07
Class W warrants	76,923	-	-	-	76,923	Cdn.1.00	Aug. 26/07
Class W warrants	1,229,450	-	-	-	1,229,450	Cdn.1.00	Sep. 21/07
Class X warrants	2,063,560		-	-	2,063,560	Cdn.1.10	Jun. 26/08
Class Y warrants	70,000		-	-	70,000	Cdn.1.10	Aug. 18/08
Class Z warrants	1,450,000		-	-	1,450,000	Cdn.1.10	Sep. 18/08
Class A warrants	-	3,465,500	-	-	3,465,500	Cdn.0.65	Dec 19/09
	16,306,627	3,465,500	-	2,000,000	17,772,127

2005
Class O warrants	250,000	-	250,000	-	-	0.25	Exercised
Class R warrants	574,999	-	-	-	574,999	Cdn.0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	-	1,176,470	Cdn.0.425	Sep. 8/08
Class T warrants	3,198,350	-	-	-	3,198,350	Cdn.0.425	Sep. 8/08
Class U warrants	466,875	-	-	-	466,875	Cdn.1.36	Mar. 4/07
Class V warrants	2,000,000	-	-	-	2,000,000	Cdn.1.14	May 31/06
Class V warrants	4,000,000	-	-	-	4,000,000	Cdn.1.14	May 31/07
Class W warrants	76,923	-	-	-	76,923	Cdn.1.00	Aug. 26/07
Class W warrants	1,229,450	-	-	-	1,229,450	Cdn.1.00	Sep. 21/07
Class X warrants	-	2,063,560	-	-	2,063,560	Cdn.1.10	Jun. 26/08
Class Y warrants	-	70,000	-	-	70,000	Cdn.1.10	Aug. 18/08
Class Z warrants	-	1,450,000	-	-	1,450,000	Cdn.1.10	Sep. 18/08
	12,973,067	3,583,560	250,000	-	16,306,627

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

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

Call Feature
$

Class R, S and T warrants	$1.09 (Cdn. $1.275)
Class U warrants	$2.57 (Cdn. $3.00)
Class W warrants	$1.93 (Cdn. $2.25)
Class X, Y and Z warrants	$1.72 (Cdn. $2.00)
Class A warrants	$1.12 (Cdn. $1.30)

3,465,500 Class A warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn.$1.30 on the Toronto Stock Exchange for a period of 30 consecutive days and the average daily trading volume is greater than 100,000 shares for such 30 consecutive trading day period. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

On September 19, 2005, the Company modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. ("Avaya") and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn.$1.14 per share. 2,000,000 warrants vested immediately and expired on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statements of operations in 2004. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at December 31, 2006, no additional performance based milestones had been met.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

10. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The Company is also subject to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2006	2005
	$	$

Tax recovery at U.S. statutory rates	(1,156,000)	(1,061,000)
Higher effective income taxes of
Canadian subsidiary	(4,000)	(4,000)
Change in valuation allowance	(58,000)	599,000
Change in tax rate applied in valuation
allowance	462,000	-
Imputed interest	247,000	224,000
Non-deductible expenses	509,000	242,000
Income tax expense (recovery)	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2006	2005
	$	$

Net operating loss carry forwards	9,010,000	9,305,000
Property and equipment	1,378,000	1,508,000
Unrealized foreign exchange	(727,000)	(842,000)
Debt discount accretion	99,000	100,000
Financing fees	37,000	82,000
Deferred revenue	103,000	-
Other	5,000	6,000
Total deferred tax assets	9,905,000	10,159,000
Valuation allowance	(9,905,000)	(10,159,000)
Net deferred tax assets	-	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

10. INCOME TAXES (cont'd.)

The non-capital and net operating loss carry forwards expire as follows:

$

Canada
2007	3,669,000
2008	7,851,000
2009	2,379,000
2010	1,937,000
2014	2,395,000
2015	1,611,000
2026	2,006,000
Total Canada	21,848,000
U.S.
2019	211,000
2020	2,701,000
2021	1,540,000
2022	259,000
2023	-
2024	293,000
2025	-
Total US	4,994,000
26,842,000

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

11. COMMITMENTS AND CONTINGENCIES

[a] The Company leases two premises under operating leases, both of which expire in 2008. The minimum lease payments are as follows:

$

2007	69,614
2008	62,464
132,078

The rental expense charged to the consolidated statements of operations in 2006 amounted to $147,118 [2005 - $129,344].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

11. COMMITMENTS AND CONTINGENCIES (cont'd.)

[b] On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is Cdn$3,786,611. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has additional disclosure regarding the Innovatia / Aliant relationship in note 7 above. The Company has made no additional provision in the financial statements on the belief that the probability of a loss is remote. Any unaccrued amount the Company may be obligated to pay, if any, in connection with this claim will be recorded in the period the claim is resolved.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2006	2005
	$	$

Accounts receivable	(27,000)	(5,000)
Other receivables	(5,479)	2,473
Prepaid expenses	(8,568)	(2,232)
Accounts payable	35,401	(13,896)
Accrued liabilities	(24,211)	(48,642)
Employee related payables	(5,637)	(196)
Accrued interest on promissory notes payable	145,641	108,634
Accrued interest on notes payable	475,784	436,014
Deferred revenue	-	(11,755)
	585,931	465,400

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2006	(expressed in U.S. dollars)

13. SUBSEQUENT EVENTS

[a] As at January 8 , 2007, a holder of VM Canada Exchangeable Shares exchanged 512,500 VM Canada Exchangeable Shares into 512,500 common shares of the Company for no additional consideration. There are no more Exchangeable Shares outstanding.

[b] During February 2007, the company issued 154,062 shares of common stock from the exercise of stock options for gross proceeds of $35,668 (Cdn$41,450).

[c] On March 4, 2007, 466,875 Class U share purchase warrants expired.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and our company's Chief Executive Officer. Based upon that evaluation, our company's President and our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The board of directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer and Director	50	August 2001
James J. Hutton	President and Director	41	President - August 2001 Director - June 1999
Morgan Sturdy(2)(4)	Director	54	April 2000
Donald A. Calder(1)(3)	Director	62	Director - February 2002
Robert E. Neal(1)(2)	Director	52	September 2003

Gary Donahee(2)(3)	Chairman of the Board of Directors, Director	60	Chairman of the Board of Directors - June 2006; October 2003
David Raffa(3)(4)	Director	48	March 2006
Kenneth R. Miller(1)(4)	Director	51	July 2006
Gerry Butters	Director	63	July 2006

(1) Members of our Audit Committee

(2) Members of our Corporate Governance Committee

(3) Members of our Compensation Committee

(4) Members of our Strategic / Finance Planning Committee

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

Morgan Sturdy - Director

Since April, 2000, Morgan Sturdy serves as a director on several Canadian and United States public companies as described below. From September 1997 to April 2000, Mr. Sturdy was Executive Vice-President and Chief Operating Officer of NICE Systems North America, a computer telephony interface provider of call logging and quality performance products for call centers. For twelve years prior, he served as President of Dees Communications Engineering Ltd., an innovator in computer telephony solutions, which was then sold to NICE Systems. From 1997 to 1999, he was Chairman of the Board of Directors of Hothaus Technologies, a leader in DSP solutions for voice over IP, which was subsequently acquired by Broadcom. He is a current director of several publicly traded companies, including Ignition Point and TIR Systems. He recently sat on the Board of Creo Inc.'s which was acquired by Kodak Inc. in August 2005. Creo Inc.'s common shares are registered under the Securities and Exchange Act. Additionally, he sits on the board of three private technology companies including Discovery Parks and Responsetek Inc. Mr. Sturdy is the past Chairman of the British Columbia Technology Association, a member of the Board of Governors of Science World and serves on the Premier's Technology Council. Mr. Sturdy is a past director of National Wireless Canadian Research Foundation.

Donald A. Calder - Director

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

Gary Donahee - Chairman of the Board of Directors and Director

From 1986 to 2003, Mr. Donahee served in various capacities for Nortel Networks Corporation. Nortel Networks is a company that supplies communications technology and infrastructure to enable value-added internet protocol, or IP, data, voice and multimedia services that support the Internet and other public and private networks using wireline and wireless technologies whose common shares are registered pursuant to Section 12 of the Securities and Exchange Act of 1934. From 1986 to 1989, Mr. Donahee was Vice President, Human Resources, from 1989 to 1993, he was Senior Vice President, Corporate Human Resources, from 1993 to 1995, he was Senior Vice President and President Major Accounts, North America, from 1996 to 1998, he was Senior Vice President and President CALA Caribbean and Latin America, from 1998 to 1999, he was Senior Vice President and President Carrier Networks EMEA and from 1999 to 2003, Mr. Donahee was Executive Vice President and President the Americas. Mr. Donahee is also a director of Alaska Communications Systems Group Inc., a public company with a class of securities registered under the Securities Exchange Act of 1934. Mr. Donahee received his Bachelor of Arts, Education from the University of New Brunswick, completed his graduate studies at the University of Western Ontario and attended the Marketing Management Program at Stanford University. Mr. Donahee served as a director at various times on a number of the boards including Bell Canada, Advanced Network Systems, the American Heart Association, Alaska Communication Systems and Vantrix Corporation.

David J. Raffa - Director

David Raffa is a co-founder of and Fund Manager with Lions Capital Corp., manager of BC Advantage Funds and Lions Liquidity Investment Fund LP, and a founder and principal of Valeo Corporate Finance. Lions manages two investment funds which invest in early stage life science and technology companies. Valeo provides corporate finance advice to technology companies on financing, mergers and acquisitions and building and operating boards of directors. Mr. Raffa began his career as a corporate finance lawyer. He sold his practice at Catalyst Corporate Finance Lawyers to Fasken Martineau at the end of 2005, and retired from the practice of law. Mr. Raffa has been a member of the Board of the BC Technology Industries Association, and an advisor to the B.C. Securities Commission and TSX Venture Exchange in respect of issues material to the technology industry. He also served as Chairman of Science World's Equity Committee. He currently serves as a director, officer or advisory board member of a number of public and private technology companies. Mr. Raffa is Chairman of ActiveState Corporation and a co-founder of Amorfix Life Sciences Ltd., a TSX listed company. Mr. Raffa has over 20 years experience in advising technology companies.

Kenneth R. Miller - Director

Mr. Miller has been a director since July 2006. Since June 1987, Mr. Miller serves as President and Chief Executive Officer of 535760 B.C. Ltd., a private investment company, specializing in investment and management services. From July 1995 to March 2001, Mr. Miller served in various senior officer positions with MDSI Mobile Data Solutions Inc., a developer of wireless workforce management software. From December 1998 to March 2001, he served as Chief Executive Officer for MDSI Mobile Data Solutions Inc., a then TSX and NASDAQ listed company.

Gerry Butters - Director

Mr. Butters has been a director since July 2006. Mr. Butters is a communications industry veteran with more than 40 years experience in this sector. His career encompasses senior executive positions at Nortel Networks, AT&T, and Lucent Technologies. These include Chairman of the Board of AGCS (a joint venture of GTE and AT&T), President of NTI (a Nortel Networks US subsidiary). He was President of Global Public Networks at AT&T Network Systems from October 1997 to November 1999, President of the Optical Networks Group at Lucent Technologies from December 1999 to August 2000 and Senior Vice President Marketing and Technology at Lucent Technologies. Mr. Butters retired from Lucent Technologies in August 2000. Since August 2000 through the present time, Mr. Butters has been a board director of Lambda Optical Systems, a privately held company since October 2003, and a technical advisor to several privately held technology firms.

Mr. Butters is also a director of Amedia Networks Inc., a public company with a class of securities registered under the Securities Exchange Act of 1934.

Family Relationships

There are no family relationships among our directors or officers.

Involvement In Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

(1) any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

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

Nomination Procedures For Appointment of Directors

As of March 1, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors that were otherwise disclosed in our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 3, 2006.

Audit Committee

We have a standing Audit Committee which currently consists of Donald Calder, Robert Neal and Kenneth Miller, all of whom are non-employee directors of our company. All of the members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the Audit Committee on April 26, 2002 and was formed in February, 2000.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is Kenneth Miller. Kenneth Miller is a certified general accountant. Our board of directors has also determined that Kenneth Miller is "independent", as that term is defined by Nasdaq Marketplace Rule 4200(a)(15).

Item 10.	Executive Compensation.

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2006, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2006 and 2005, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Annual Compen- sation ($)(2)	Total ($)
Randy Buchamer Chief Executive Officer (3)	2006 2005	$176,320 $165,085	N/A $49,525	N/A N/A	$148,644 $325,730	Nil Nil	Nil Nil	$5,290 $4,953	$330,254 $545,293
James J. Hutton President(4)	2006 2005	$138,852 $130,004	N/A $49,525	N/A N/A	$48,438 $190,440	Nil	Nil	$5,290 $4,953	$192,580 $374,922

(1) Reflects the grant date fair value calculated in accordance with FAS 123(R). See "Notes to Financial Statement – Summary of Significant Accounting Policies – Stock Based Compensation" for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2) Mr. Buchamer and Mr. Hutton "All Other Compensation" consists of car allowance of $441 (Cdn$500) per month..

(3) Compensation was paid to Mr. Buchamer by VMI, our operating subsidiary. Mr. Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an indefinite term employment agreement on August 16, 2001. He receives a salary of $176,320 (Cdn$200,000) per year plus a car allowance of $441 (Cdn$500) per month.

(4) Compensation was paid to Mr. Hutton by VMI, our operating subsidiary. Mr. Hutton served as our Chief Executive Officer from April 1, 1998 to August 15, 2001. Mr. Hutton was appointed as our President on June 29, 2001. He received a salary of $138,852 (Cdn$157,500) for 2006 plus a car allowance of $441 (Cdn$500) per month.

Stock Option Grants in 2006 to Named Executive Officers

During 2006, we granted stock option awards to our Chief Executive Officer and President pursuant to our Second Amended and Restated 1999 Stock Option Plan. Information with respect to each of these stock option awards, including estimates regarding future payouts under each of these awards on a grant by grant basis, is set forth in the table below.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
Randy Buchamer	March 30, 2006 August 22, 2006	N/A N/A	108,800 400,000	Cdn$0.79 Cdn$0.54	$48,438 $100,206
James J. Hutton	March 30, 2006	N/A	108,800	Cdn$0.79	$48,438

During 2006, the compensation committee voted to issue a total of 651,535 options to other employees, consultants and directors. The exercise price was the closing price on the date of grant and ranged from Cdn$0.50 to Cdn$0.82 per share. The majority of the options will vest over a three-year period with certain of the options vesting over a one-year period from the grant date. The options were granted to 14 employees. The grants ranged in size from 13,600 to 75,000 with the average being 35,102. 75,000 options were granted to independent directors and 50,000 options were granted to consultants.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our Chief Executive Officer and President that were outstanding as of December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Randy Buchamer (1)	1,530,531	790,769	N/A	0.53 (1)	5 years from grant	N/A	N/A	N/A	N/A
James J. Hutton (2)	440,935	271,087	N/A	0.58 (2)	5 years from grant	N/A	N/A	N/A	N/A

(1) Includes a grant made on February 26, 2002 for 20,000 options at an exercise price of $0.24 (Cdn$0.28) per share; a grant made on September 20, 2002 for 450,000 options at an exercise price of $0.14 (Cdn$0.16) per share; a grant made on February 13, 2003 for 83,000 options at an exercise price of $0.32 (Cdn$0.37) per share; a grant made on March 18, 2004 for 612,473 options at an exercise price of $0.73 (Cdn$0.85) per share; a grant made on February 16, 2005 for 67,863 options at an exercise price of $0.56 (Cdn$0.65) per share; a grant made on August 24, 2005 for 221,917 options at an exercise price of $0.85 (Cdn$0.99) per share; a grant made on March 30, 2006 for 27,424 options at an exercise price of $0.68 (Cdn$0.79) per share and a grant made on August 22, 2006 for 47,854 options at an exercise price of $0.46 (Cdn$0.54) per share.

(2) Includes a grant made on February 26, 2002 for 20,000 options at an exercise price of $0.24 (Cdn$0.28) per share; a grant made on May 16, 2003 for 62,500 options at an exercise price of $0.22 (Cdn$0.26) per share; a grant made on May 20, 2003 for 46,000 options at an exercise price of $0.20 (Cdn$0.23) per share; a grant made on March 18, 2004 for 101,149 options at an exercise price of $0.73 (Cdn$0.85) per share; a grant made on February 16, 2005 for 67,863 options at an exercise price of $0.56 (Cdn$0.65) per share; a grant made on August 24, 2005 for 115,998 options at an exercise price of $0.85 (Cdn$0.99) per share; a grant made on March 30, 2006 for 27,424 options at an exercise price of $0.68 (Cdn$0.79) per share.

Aggregate Option Exercises in 2006 by Executive Officers

The following table provides information as to options exercised, if any, by each of the named executive officers in 2006 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our common stock on December 31, 2006 ($0.36).

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2006		Value of Unexercised In-the -Money Options at December 31, 2006 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy Buchamer	Nil	Nil	1,530,531	790,769	$106,142 (2)	$Nil
James J. Hutton	Nil	Nil	440,935	271,087	$18,433 (3)	$Nil

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2006 ($0.36 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Of the exercisable options, 20,000 options have an exercise price of $0.24, 450,000 options have an exercise price of $0.14 and 83,000 options have an exercise price of $0.32.

(3) Of the exercisable options, 20,000 options have an exercise price of $0.24, 62,500 options have an exercise price of $0.22 and 46,000 options have an exercise price of $0.20.

Compensation of the Company's Directors

Our non-employee directors are granted incentive stock options. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gary Donahee	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Morgan Sturdy	Nil	Nil	$12,526	N/A	N/A	N/A	$12,526
Robert Neal	Nil	Nil	Nil	N/A	N/A	N/A	Nil
David Raffa	Nil	Nil	$6,263	N/A	N/A	N/A	$6,263
Donald A Calder	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Kenneth R Miller	Nil	Nil	Nil	N/A	N/A	N/A	Nil
Gerry Butters	Nil	Nil	Nil	N/A	N/A	N/A	Nil

Employment Agreement with Our Named Executive Officers

Randy Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an employment agreement on August 16, 2001. Except for any accrued salary, Mr. Buchamer is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Buchamer's employment as Chief Executive Officer, or in connection with Mr. Buchamer's responsibilities following a change in control. During the year ended December 31, 2006, Mr. Buchamer received a salary of $176,320 (Cdn$200,000) plus a car allowance of $441 (Cdn$500) per month.

James Hutton, President of our company, entered into an employment agreement on April 1, 2000. Except for any accrued salary, Mr. Hutton is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Hutton's employment as President, or in connection with Mr. Hutton's responsibilities following a change in control. During the year ended December 31, 2006, Mr. Hutton received a salary of $138,852 (Cdn$157,000) plus a car allowance of $441 (Cdn$500) per month.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 1, 2007 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 1, 2007, we had outstanding approximately 56,405,696 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William H. Laird 2930 13th Ave. S.W. Salmon Arm, BC V1E 4N7	3,770,543 (2)	6.7%
William E. Krebs c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	3,598,585 (3)	6.3%
James J. Hutton c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,803,599 (4)	3.2%
Randy Buchamer c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,742,641 (5)	3.0%
Morgan Sturdy c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	555,769 (6)	1.0%
Gary Donahee c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (7)	**%
Robert Neal c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	325,000 (8)	**%
David Raffa c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	317,249 (9)	**%
Donald A. Calder c/o 1400 - 1055 West Hastings Street Vancouver, BC V6E 2E9	275,000 (10)	**%
Directors and Executive Officers as a Group(7 persons)	5,344,258 (11)	9.5%

**            Less than 1%

(1)            Based on 56,405,696 shares of common stock issued and outstanding as of March 1, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities, including those securities convertible or exercisable within 60 days. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)            Includes 339,000 shares, which are owned by Mr. Laird's wife.

(3)            Includes 2,593,131 shares and 431,836 share purchase warrants exercisable within the next 60 days owned by Margit Kristiansen, Mr. Krebs' wife. Includes 200,000 shares held in a self-directed registered retirement savings plan. Also includes stock options to acquire an aggregate of 225,000 shares of our common stock exercisable within the next 60 days.

(4)            Includes 36,778 shares, which are owned by Janis Gurney, Mr. Hutton's wife, over which Mr. Hutton disclaims beneficial ownership. Includes options to acquire an aggregate of 506,821 shares of our common stock exercisable within the next 60 days. Includes 110,000 shares held in a self-directed registered retirement savings plan.

(5)            Includes options to acquire an aggregate of 1,705,141 shares of our common stock and share purchase warrants to acquire an aggregate of 12,500 shares of our common stock exercisable within the next 60 days.

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

(9)            Includes options to acquire an aggregate of 317,249 shares of common stock exercisable within the next 60 days.

(10)          Includes options to acquire an aggregate of 275,000 shares of common stock exercisable within the next 60 days.

(11)          Includes share purchase warrants to acquire an aggregate of 89,423 shares of common stock and options to acquire 3,779,211 shares of our common stock, all exercisable within 60 days.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Other than as described under the heading "Executive Compensation", no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended December 31, 2006, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Corporate Governance

We currently act with 9 directors, consisting of Randy Buchamer, James Hutton, Morgan Sturdy, Donald Calder, Robert Neal, Gary Donahee, David Raffa, Kenneth Miller and Gerry Butters. We have determined that Morgan Sturdy, Donald Calder, Robert Neal, Kenneth Miller, Gary Donahee, David Raffa and Gerry Butters are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15).

We currently act with a standing audit and compensation committee. We do not have a standing nominating committee but our entire board of directors acts as our nominating committee. If any shareholders seeks to nominate a director or bring any other business at any meeting of our shareholders, the shareholder must comply with the procedures contained in our bylaws and the shareholder must notify us in writing and such notice must be delivered to or received by the Secretary in accordance with Rule 14a-8 of the Exchange Act. A shareholder may write to the Secretary of our company at our principal executive office, 100 - 4190 Lougheed Hwy, Burnaby, British Columbia, Canada V5C 6A8, to deliver the notices discussed above and for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates.

Audit Committee

Our audit committee consists of Donald Calder, Robert Neal and Kenneth Miller, all of whom are non-employee directors of our company. All of the members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The Audit Committee of the board of directors was formed in February 2000 and adopted its charter on April 26, 2002.

Compensation Committee

The Compensation Committee currently consists of Donald Calder, Gary Donahee and David Raffa, all of whom are non-employee directors of our company. All of the members of our Compensation Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Compensation Committee reviews and approves annual salaries, bonuses and other forms and items of compensation for our senior officers and employees. Except for plans that are, in accordance with their terms or as required by law, administered by the board of directors or another particularly designated group, the Compensation Committee also administers and implements all of our stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommends changes or additions to those plans, and reports to the board of directors on compensation matters. The Compensation Committee was formed in February 2000 and adopted its charter on March 30, 2006. To the extent required by law, a separate committee of disinterested parties administers the Second Amended and Restated 1999 Stock Option Plan.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading "Certain Relationships and Related Transactions, and Director Independence", none of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2006 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

On August 22, 2006, we issued 50,000 stock options to Morgan Sturdy and 25,000 stock options to David Raffa in consideration for their respective services as directors of our company. Each option is exercisable at Cdn$0.50 per share and is further disclosed in this annual report under the heading "Compensation of the Company's Directors". Other than reimbursement for travel expenses incurred in connection with attending our directors' meetings, our company did not pay any other fees to our directors during the year ended December 31, 2006.

Item 13.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)
10.3	Employment Agreement between Voice Mobility Inc. and James Hutton, dated April 1, 2000 (4)
10.4

Form of Subscription Agreement in connection with the issuance of the Series H Promissory Notes, dated April 1, 2005, between Voice Mobility Inc. and each of Bearberry Investments and Margit Kristiansen. (6)

10.5

Form of Subscription Agreements in connection with the unit financing dated June 27, 2005 between Voice Mobility International Inc. and each of Doug Johnson, Mike Bennett, BC Advantage Fund (VCC) Ltd., Randy Buchamer, Paul Currie, Michael David, John Herdman, Bernie Hertel, HighTec Venture Capital Inc., Harold Hodgson, Thomas Jaw, Betty Ku, Jeff Lewis, Barbara McKnight, Tan Van Nguyen, Stuart Ostlund, Jamie Robertson, Robert Semple, Sthakwy Fishing Company Ltd., Ian Stuart, Aaron and Carling Sundberg, Bob Tassone, Chris Thomas, John Tognetti, Randall West, James Yii, Stanley Steed, Alpine Atlantic, APAX Consultants Ltd., Arlington Group Ltd., Bank Julius Baer & Co. Ltd., Chartwell Investments, Jan Dekker, J.T. Eberhard, Erich Hofer, James Ladner, Professional Trading Services SA, Bruno Sauter, H.J.M. Schepers and Shalimar Business Services SA. (7)

10.6	Form of Subscription Agreements in connection with the unit financing dated August 19, 2005 between Voice Mobility International Inc. and EMGE Finance SA. (8)

10.7

Form of Amendment agreement in connection with the extension of the maturity date of the Series C, D, E, F, G and H promissory notes payable dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc.(8)

10.8

Form of Amendment to Class T warrants dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc. (8)

10.9	Form of Subscription Agreement dated December 19, 2006, between our company and 52 investors who participated in the Cdn$3,425,500 private placement.(9)
10.10	Form of Subscription Agreement dated December 19, 2006, between our company and BC Advantage Funds (VCC) Ltd. (9)
10.11	Finder's Subscription Agreement dated December 19, 2006, between our company and Raymond James Ltd. (9)
10.12	Form of Warrant Certificate dated December 19, 2006. (9)
14.1	Code of Ethics. (5)
31*	Section 302 Certification of Randy Buchamer, dated March 23, 2007
32*	Section 906 Certification of Randy Buchamer, dated March 23, 2007
21.1*	Subsidiaries of our company
Voice Mobility Inc. (Canadian Corporation)
Voice Mobility Canada Limited (Canadian Corporation)
VM Sub Limited (Canadian Corporation)
Voice Mobility (US) Inc. (Nevada corporation)
23.1*	Consent of Ernst & Young LLP

* Filed herewith.

(1) Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2) Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(3) Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(4) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(5) Previously submitted with our Form 10-K, as filed on March 26, 2004.

(6) Previously submitted with our Amendment No. 1 to Form SB-2, as filed on May 13, 2005.

(7) Previously submitted with our Form 10-QSB, as filed on August 15, 2005.

(8) Previously submitted with our Form SB-2, as filed on October 20, 2005.

(9) Previously submitted with our Form 8-K, as filed on December 27, 2006.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended December 31, 2006 and 2005 as follows:

	2006	2005
Audit Fees	$85,000	$82,500
Audit Related Fees	-	-
Tax Fees	9,000	6,000
All Other Fees	1,000	-
Total Fees	$95,000	$88,500

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

All Other Fees. There were no other fees paid to Ernst & Young LLP.

The Securities and Exchange Commission requires that, before Ernst & Young LLP is engaged by the company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Randy G. Buchamer

Chief Executive Officer and Director

(Principal Executive Officer and

Principal Financial Officer)

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy G. Buchamer Randy G. Buchamer	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 23, 2007

By: /s/ James J. Hutton	President and Director	March 23, 2007
James J. Hutton

By: /s/ Harry Chan	Controller	March 23, 2007
Harry Chan	(Principal Accounting Officer)

By: /s/ Morgan P. Sturdy	Director	March 23, 2007
Morgan P. Sturdy

By: /s/ Gary R. Donahee	Director	March 23, 2007
Gary R. Donahee

By: /s/ Donald Calder	Director	March 23, 2007
Donald Calder

By: /s/ Robert E. Neal	Director	March 23, 2007
Robert E. Neal

By: /s/ Kenneth R. Miller	Director	March 23, 2007
Kenneth R. Miller

By: /s/ Gerry Butters	Director	March 23, 2007
Gerry Butters

CW1124473.2