Form 10QSB
period 2007-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2007-05-15
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period _____________________ to _____________________

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

There are 56,405,696 shares of common stock issued and outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2007
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Basis of Presentation)

As at	March 31,	December 31,
	2007	2006
	$	$
ASSETS (note 2)
Current
Cash and cash equivalents	2,767,169	3,160,476
Accounts receivable	56,906	32,000
Other receivables	11,714	13,909
Prepaid expenses	39,049	42,718
Total current assets	2,874,838	3,249,103

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	505,404	546,239
Property and equipment [net of accumulated amortization: March 31, 2007 –
$3,149,064; December 31, 2006 - $3,115,431]	28,002	22,492
Total assets	3,489,875	3,899,465

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	171,928	184,976
Accrued liabilities (note 3)	122,370	149,281
Employee related payables	59,121	59,675
Current portion of promissory note payable (note 3)	398,970	395,273
Total current liabilities	752,389	789,205
Deferred revenue (note 3)	351,206	333,068
Notes payable (note 2)	7,211,535	7,027,949
Promissory note payable (note 3)	2,334,838	2,277,228
Total liabilities	10,649,968	10,427,450
Commitments and contingencies (note 6)

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
56,405,696 outstanding [2006 - 55,739,134]	56,406	55,739
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	41,701,314	41,502,645
Accumulated deficit	(47,341,529)	(46,582,298)
Other accumulated comprehensive loss	(1,576,285)	(1,504,072)
Total stockholders' deficiency	(7,160,093)	(6,527,985)
Total liabilities and stockholders' deficiency	3,489,875	3,899,465

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2007	2006
	$	$

Sales	42,319	39,000
Cost of sales	1,439	17,584
Gross profit	40,880	21,416

Operating expenses (note 4[c])
Sales and marketing	83,201	85,638
Research and development	203,682	238,767
General and administrative	340,355	327,716
	627,238	652,121
Loss from operations	586,358	630,705
Interest income	(24,554)	(13,484)
Interest expense	197,427	196,853
Net loss for the period	759,231	814,074
Foreign currency translation loss/(gains)	72,213	(37,325)
Comprehensive loss for the period	831,444	776,749

Basic and diluted loss per share (note 4[d])	(0.01)	(0.02)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss for the period	(759,231)	(814,074)
Non-cash items included in net loss
Amortization of property and equipment	4,426	13,098
Amortization of deferred finance costs	45,275	45,958
Non-cash interest expense	2,698	2,739
Stock based compensation	163,668	146,481
	(543,164)	(605,798)
Net change in operating assets and liabilities	102,339	119,387
Cash used in operating activities	(440,825)	(486,411)

INVESTING ACTIVITIES
Purchase of property and equipment	(9,649)	(5,769)
Cash used in investing activities	(9,649)	(5,769)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	35,668	-
Cash provided by financing activities	35,668	-

Effect of change in foreign exchange rate on cash and cash	21,499	(3,538)
equivalents

Decrease in cash and cash equivalents	(393,307)	(495,718)
Cash and cash equivalents, beginning of period	3,160,476	2,130,714
Cash and cash equivalents, end of period	2,767,169	1,634,996

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2007
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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $586,358 for the three-months ended March 31, 2007 and has a total stockholders’ deficiency of $7,160,093 as at March 31, 2007 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2006, the Company received net proceeds of $2.8 million in connection with the issuance of equity financing and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	March 31, 2007		December 31, 2006
	US$	Cdn$	US$	Cdn$

Series C notes payable	4,882,241	5,637,035	4,756,438	5,543,153
Series D notes payable	586,080	676,688	571,535	666,067
Series E notes payable	711,964	822,033	695,210	810,198
Series F convertible note payable	158,583	183,100	154,573	180,139
Series G notes payable	422,676	488,022	411,989	480,132
Series H notes payable	449,991	519,559	438,204	510,683
	7,211,535	8,326,437	7,027,949	8,190,372

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $1.00 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $1.00 (Cdn$1.15) per share at any time before December 31, 2009.

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

Promissory Note Payable (note 6)

	March 31, 2007		December 31, 2006
	US$	Cdn$	US$	Cdn$

Principal	2,103,626	2,428,847	2,084,132	2,428,847
Accrued interest	630,182	727,608	588,369	685,685
	2,733,808	3,156,455	2,672,501	3,114,532
Less current portion	398,970	460,651	395,273	460,651
	2,334,838	2,695,804	2,277,228	2,653,881

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2007 was 6%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $196,326 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2007, the current portion due on the promissory note is $398,970 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2007, the non-current portion of the promissory note eligible for prepayment is $2,334,838 (Cdn$2,695,804) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 7,285,957 common shares.

As at March 31, 2007, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 7,581,246 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	March 31, 2007	December 31, 2006
	$	$
Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	60,365	59,805
Accounts payable to Innovatia for GST and PST on
development services	88,327	87,509
Deferred revenue	336,184	333,068

4. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

On January 8, 2007, a holder of Exchangeable Shares exchanged 512,500 Exchangeable Shares into 512,500 common shares of the Company for no additional consideration.

On February 1, 2007, the Company issued 20,000 shares of common stock from the exercise of stock options for gross proceeds of $4,764 (CDN$5,600).

On February 15, 2007, the Company issued 34,062 shares of common stock from the exercise of stock options for gross proceeds of $6,746 (CDN$7,850).

On February 21, 2007, the Company issued 20,000 shares of common stock from the exercise of stock options for gross proceeds of $4,823 (CDN$5,600).

On February 23, 2007, the Company issued 80,000 shares of common stock from the exercise of stock options for gross proceeds of $19,335 (CDN$22,400).

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

Activity under the Plan is as follows:

			Options Outstanding
			Exercise	Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2006	2,311,928	7,564,045	$0.14 – $1.70	$0.64
Options granted	(477,500)	477,500	$0.40	$0.40
Options expired	183,025	(183,025)	$0.24 – $0.95	$0.48
Options exercised	-	(154,062)	$0.14 – $0.24	$0.23
Balance, March 31, 2007	2,017,453	7,704,458	$0.14 – $1.70	$0.64

As at March 31, 2007, 7,704,458 (December 31, 2006 – 7,564,045) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.74 (December 31, 2006 - Cdn$0.74) .

[c] Stock-based Compensation Plan

Adoption of FAS 123(R)

At March 31, 2007, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month period ended March 31, 2007 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three-month period ended March 31, 2007 includes stock-based compensation expense related to employees of $163,668 [March 31, 2006 - $135,531] and stock-based-compensation expense related to a consultant of $nil [March 31, 2006 - $10,950] reported in the statement of operations as follows:

	March 31,	March 31,
	2006	2005
	$	$

Stock-based compensation:
Sales and marketing	19,549	15,638
Research and development	37,121	33,089
General and administrative	106,998	97,754
Total stock-based compensation	163,668	146,481

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month period ended March 31, 2007 and 2006 was estimated using the Black-Scholes option-pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Because the Black-Scholes option pricing model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the options is based on the Bank of Canada T-Bill rate in effect at the time of grant.

	Three Months ended
	March 31, 2007	March 31, 2006
	$	$

Expected life of employee stock options (in years)	3.0	3.0
Weighted average volatility	78%	105%
Expected volatility	78%	98% - 106%
Risk-free interest rate	4.03%	3.84% - 4.10%
Dividend yields	0%	0%
Weighted average fair value of stock options under
employee stock option plans granted during the period	$0.21	$0.44

Stock-based Payment Award Activity

A summary of option activity under the Plan as of March 31, 2007, and changes during the three-month period ended is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$

Outstanding at January 1, 2007	7,564,045	0.64
Granted	477,500	0.40
Expired	(183,025)	0.48
Exercised	(154,062)	0.23
Outstanding at March 31, 2007	7,704,458	$0.64	2.66	$132,258
[Vested or expected to vest at
March 31, 2007]	7,704,458	$0.64	2.66	$132,258
Exercisable at March 31, 2007	5,730,792	$0.66	2.18	$132,258

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 869,959 options that were in-the-money at March 31, 2007. The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2007 and 2006 was $0.21 and $0.44, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes during the three-month period ended March 31, 2007, is presented below:

		Weighted Average
Nonvested Shares	Shares	Grant-Date Fair Value
		$

Nonvested at January 1, 2007	2,129,365	0.43
Granted	477,500	0.21
Vested	(633,199)	0.48
Nonvested at March 31, 2007	1,973,666	0.36

As of March 31, 2007, there was $710,520 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.05 years. The total fair value of shares vested during the three-month period ended March 31, 2007 was $303,936.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months ended:

	March 31,	March 31,
	2007	2006
	$	$
Numerator:

Net loss for the period	(759,231)	(814,074)

Denominator:

Weighted average number of common stock outstanding	56,283,471	48,368,134
Weighted average number of common stock issuable on exercise of
exchangeable shares	39,861	912,500
Weighted average number of common stock equivalents
outstanding	56,323,332	49,280,634

Basic and diluted loss per share	(0.01)	(0.02)

[e] Warrants

As at March 31, 2007, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

Class R warrants	574,999	$0.37 (Cdn. $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.37 (Cdn. $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.37 (Cdn. $0.425)	September 8, 2008
Class V warrants	4,000,000	$0.99 (Cdn. $1.14)	May 31, 2007
Class W warrants	76,923	$0.87 (Cdn. $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.87 (Cdn. $1.00)	September 21, 2007
Class X warrants	2,063,560	$0.95 (Cdn. $1.10)	June 26, 2008
Class Y warrants	70,000	$0.95 (Cdn. $1.10)	August 18, 2008
Class Z warrants	1,450,000	$0.95 (Cdn. $1.10)	September 18, 2008
Class A warrants	3,465,500	$0.56 (Cdn. $0.65)	December 19, 2009
	17,305,252

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

Call Feature
$

Class R, S and T warrants	$1.10. (Cdn. $1.275)
Class W warrants	$1.95 (Cdn. $2.25)
Class X, Y and Z warrants	$1.73 (Cdn. $2.00)
Class A warrants	$1.13 (Cdn. $1.30)

3,465,500 Class A warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn$1.30 on the Toronto Stock Exchange for a period of 30 consecutive days and the average daily trading volume is greater than 100,000 shares for such 30 consecutive trading day period. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

On September 19, 2005, the Company modified the existing call feature on the Class T share purchase warrants to restrict the amount callable to 20% in each successive 30 day period after the initial call.

On June 1, 2004, the Company amended its Master License Agreement with Avaya Inc. (“Avaya”) and in this regard granted 6,000,000 Class V warrants, which allow Avaya, upon the achievement of certain performance based milestones, to acquire up to 6,000,000 common shares of the Company at Cdn$1.14 per share. 2,000,000 warrants vested immediately and expired on May 31, 2006. The fair value of the 2,000,000 warrants, which vested immediately, was measured using the Black-Scholes option-pricing model and amounted to $1,169,591. This amount was expensed to sales and marketing in the statement of operations in 2004. The remaining 4,000,000 Class V warrants will vest based on performance based milestones and will expire on May 31, 2007. As at March 31, 2007, no additional performance based milestones had been met.

5. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

6. COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2006, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. We reduced the number of employees by eight and we reduced expenses across the Company after a comprehensive review of our expenditures. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the Three-Month Periods ended March 31, 2007 and March 31, 2006

Sales

Sales for the three-month period ended March 31, 2007 were $42,319, compared to $39,000 for the three-month period ended March 31, 2006. Sales for the three-month period ended March 31, 2007 were from support services provided to Avaya, our channel partner, and product license sales. Sales for the three-month period ended March 31, 2006 were from support services provided to Avaya.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended March 31, 2007, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies.

Cost of Sales

Cost of sales were $1,439 and $17,584 for the three-month periods ended March 31, 2007 and 2006 respectively. Cost of sales for the three-month period ended March 31, 2007 were related to costs incurred while providing support services to Avaya. Cost of sales for the three-month period ended March 31, 2006 were related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the three-month periods ended March 31, 2007 were $627,238 compared to $652,121 for the three-month period ended March 31, 2006. The decrease in total costs of $24,883, or 4%, was primarily attributable to a decrease in salaries of approximately $17,000 and amortization of approximately $8,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $83,201 and $85,638 for the three-month periods ended March 31, 2007 and March 31, 2006 respectively, representing a decrease of $2,437 or 3%. The decrease was primarily attributable to a decrease in telecommunication costs of approximately $4,000 and travel costs of $1,000. There was a corresponding increase in salaries of approximately $2,000.

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $203,682 and $238,767 for the three-month periods ended March 31, 2007 and March 31, 2006 respectively, representing a decrease of $35,085 or 15%. The decrease was primarily due to a decrease in salaries of approximately $23,000, consulting fees of approximately $8,000 and telecommunication costs of approximately $3,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $340,355 and $327,716 for the three-month periods ended March 31, 2007 and March 31, 2006 respectively, representing an increase of $12,639 or 4%. The increase was primarily attributed to an increase in consulting fees of approximately $9,000 and interest charges of approximately $3,000.

Interest Expense

Our interest expense was $197,427 and $196,853 for the three-month periods ended March 31, 2007 and 2006 respectively. The interest expense for the three-month period ended March 31, 2007 includes the amortization of the debt discount on the Series C and D promissory notes of $2,698 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $418 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $44,857 (Cdn$52,559). The interest expense for the three-month period ended March 31, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $2,706 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $420 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $44,999 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $759,231 and $814,074 for the three-month periods ended March 31, 2007 and 2006 respectively. The decrease in net loss of $54,843, or 7%, was primarily attributable to decreases of approximately $17,000 in salaries, approximately $16,000 in cost of sales, approximately $9,000 in amortization, approximately $9,000 in telecommunication costs and approximately $3,000 in travel costs.

Since inception through March 31, 2007, we have incurred aggregate net losses of approximately $47 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2007, we had $2,767,169 in cash and cash equivalents and net working capital of $2,122,449.

Operating Activities

Our operating activities resulted in net cash outflows of $0.4 million for the three-month period ended March 31, 2007. Our operating activities resulted in net cash outflows of $1.8 million for the fiscal year ended December 31, 2006. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $9,649 for the three-month period ended March 31, 2007. Investing activities resulted in net cash outflows of $7,545 for the fiscal year ended December 31, 2006. The investing activities in fiscal 2006 were limited due to our cash conservation plans. At March 31, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $35,668 for the three-month period ended March 31, 2007. Financing activities resulted in net cash inflows of $2.8 million for the fiscal year ended December 31, 2006 from the issuance of common shares and the exercise of options.

Debt Obligations

As at March 31, 2007, we have $9,945,344 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Maturity
	as at March 31, 2007	Date
Series C notes payable	$4,882,241	December 31, 2009 (1)
Series D notes payable	586,080	December 31, 2009 (1)
Series E notes payable	711,964	December 31, 2009 (1)
Series F convertible note payable	158,583	December 31, 2009 (1)
Series G notes payable	422,676	December 31, 2009 (1)
Series H notes payable	449,991	December 31, 2009 (1)
Innovatia Inc. promissory note payable	2,733,808	as discussed below
	$9,945,343

          (1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 2 to the unaudited interim consolidated financial statements.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,733,808 (Cdn$3,156,455) of principal and accrued interest is outstanding at March 31, 2007. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2007 was 6%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $196,326 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2007, the current portion due on the promissory note is $398,970 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares payable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2007, the non-current portion of the promissory note eligible for prepayment is $2,334,838 (Cdn$2,695,804) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 7,285,957 common shares.

As at March 31, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 7,581,246 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2007. Management projects that we may require an additional $nil million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, our Company had no off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

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

Stock-based Compensation

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

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2007 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Income Tax

During the first quarter of 2007, we implemented the following new critical accounting policy related to income tax. Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Since inception through March 31, 2007, we have incurred aggregate net losses of approximately $47 million. Our loss from operations for the quarter ended March 31, 2007 was $0.8 million and the fiscal year ended December 31, 2006 was $3 million. We also incurred a loss from operations for each of the years ended December 31, 2005, 2004 and 2003. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $2,733,808 (Cdn$3,156,455) of principal and accrued interest is outstanding at March 31, 2007. The promissory note is repayable each quarter at the lesser of $196,326 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2007, the current portion due on the promissory note is $398,970 (Cdn$460,651) and as of April 1, 2007, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2007, the non-current portion of the promissory note eligible for prepayment is $2,334,838 (Cdn$2,695,804) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 7,285,957 common shares. As at March 31, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 7,581,246 shares of common stock.

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

The departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Employees may, and have, left us to go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or be independently developed by competitors. Competitors' products may add features, increase performance or sell at lower prices. We cannot predict whether our products will continue to compete successfully with such existing rival architectures or whether new architectures will establish or gain market acceptance or provide increased competition with our products.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer. Based upon that evaluation, our Company’s president and chief executive officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at May 1, 2007 except as noted below. We anticipate that, from time to time, we periodically may become subject to additional legal proceedings in the ordinary course of our business.

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is approximately Cdn$3,786,611. We believes that there is no substantive merit to the claim and management intends to vigorously defend the action. We have additional disclosure regarding the Innovatia / Aliant relationship in note 3 to the interim unaudited consolidated financial statements. We have made no additional provision in the financial statements on the belief that the probability of a loss is remote.

Other than as set out above, to our knowledge we are not a party to any other litigation as at May 1, 2007. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, 2007, in connection with the exercise of 512,500 exchangeable shares, we issued 512,500 shares of our common stock for no additional consideration to one non-U.S. person in an offshore transaction relying on Regulation S, Section 4(2) and/or Section 3(a)(9) under the Securities Act of 1933.

On February 1, 2007, in connection with the exercise of stock options, we issued 20,000 shares of common stock for gross proceeds of $4,764 (Cdn$5,600) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On February 15, 2007, in connection with the exercise of stock options, we issued 34,062 shares of common stock for gross proceeds of $6,746 (Cdn$7,850) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On February 21, 2007, in connection with the exercise of stock options, we issued 20,000 shares of common stock for gross proceeds of $4,823 (Cdn$5,600) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On February 23, 2007, in connection with the exercise of stock options, we issued 80,000 shares of common stock for gross proceeds of $19,335 (Cdn$22,400) to four non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

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

10.9	Form of Subscription Agreement dated December 19, 2006, between our Company and 52 investors who participated in the Cdn$3,425,500 private placement.(9)

10.10	Form of Subscription Agreement dated December 19, 2006, between our Company and BC Advantage Funds (VCC) Ltd. (9)

10.11	Finder's Subscription Agreement dated December 19, 2006, between our Company and Raymond James Ltd. (9)

31*	Section 302 Certification of Randy Buchamer, dated May 15, 2007

32*	Section 906 Certification of Randy Buchamer, dated May 15, 2007

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

Dated: May 15, 2007