Form 10QSB
period 2007-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2007-08-14
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 56,415,071 shares of common stock issued and outstanding as of August 1, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

a)	Consolidated Balance Sheets - June 30, 2007 and December 31, 2006
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended June 30, 2007 and 2006 and Six Months Ended June 30, 2007 and 2006
c)	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2007 and 2006
d)	Notes to the Consolidated Financial Statements - June 30, 2007

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Basis of Presentation)

As at	June 30, 2007 $	December 31, 2006 $
ASSETS (note 2)
Current
Cash and cash equivalents	2,480,385	3,160,476
Accounts receivable	108,656	32,000
Other receivables	18,058	13,909
Prepaid expenses	41,800	42,718
Total current assets	2,648,899	3,249,103

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	497,926	546,239
Property and equipment [net of accumulated amortization: June 30, 2007 – $3,415,934; December 31, 2006 - $3,115,431]	26,836	22,492
Total assets	3,255,292	3,899,465

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	233,589	184,976
Accrued liabilities (note 3)	138,860	149,281
Employee related payables	52,411	59,675
Current portion of promissory note payable (note 3)	432,374	395,273
Total current liabilities	857,234	789,205

Deferred revenue (note 3)	374,056	333,068
Notes payable (note 2)	7,944,418	7,027,949
Promissory note payable (note 3)	2,570,107	2,277,228
Total liabilities	11,745,815	10,427,450
Commitments and contingencies (note 6)

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
56,405,696 outstanding [2006 - 55,739,134]	56,406	55,739
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	41,809,921	41,502,645
Accumulated deficit	(48,146,592)	(46,582,298)
Other accumulated comprehensive loss	(2,210,259)	(1,504,072)
Total stockholders' deficiency	(8,490,523)	(6,527,985)
Total liabilities and stockholders' deficiency	3,255,292	3,899,465

See accompanying notes

1

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Six Months ended
	June 30		June 30
	2007	2006	2007	2006
	$	$	$	$

Sales	56,613	-	98,931	39,000
Cost of sales	-	-	1,439	17,584
Gross profit	56,613	-	97,492	21,416

Operating expenses (note 4[c])
Sales and marketing	156,918	117,343	240,118	202,981
Research and development	181,662	240,065	385,344	478,832
General and administrative	333,442	329,810	673,797	657,526
	672,022	687,218	1,299,259	1,339,339
Loss from operations	615,409	687,218	1,201,767	1,317,923
Interest income	(22,827)	(10,715)	(47,381)	(24,199)
Interest expense	212,480	206,936	409,908	403,789
Net loss for the period	805,062	883,439	1,564,294	1,697,513
Foreign currency translation losses	633,974	354,061	706,187	316,736
Comprehensive loss for the period	1,439,036	1,237,500	2,270,481	2,014,249

Basic and diluted loss per share (note 4[d])	(0.01)	(0.02)	(0.03)	(0.03)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the six months ended,

	June 30,	June 30,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss for the period	1,564,294	(1,697,513)
Non-cash items included in net loss
Amortization of property and equipment	9,038	22,763
Amortization of deferred finance costs	93,585	93,212
Non-cash interest expense	5,577	5,556
Stock based compensation	272,275	306,232
Gain on disposal of property and equipment	(105)	-
	(1,183,924)	(1,269,750)
Net change in operating assets and liabilities	230,219	295,335
Cash used in operating activities	(953,705)	(974,415)

INVESTING ACTIVITIES
Purchase of property and equipment	(11,215)	(5,850)
Proceeds on sale of property and equipment	455	-
Cash used in investing activities	(10,760)	(5,850)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	35,668	-
Cash provided by financing activities	35,668	-

Effect of change in foreign exchange rate on cash and cash equivalents	248,706	72,308

Decrease in cash and cash equivalents	(680,091)	(907,957)
Cash and cash equivalents, beginning of period	3,160,476	2,130,714
Cash and cash equivalents, end of period	2,480,385	1,222,757

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2007

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

The Company incurred an operating loss of $1,201,767 for the six-months ended June 30, 2007 and has a total stockholders’ deficiency of $8,490,523 as at June 30, 2007 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2006, the Company received net proceeds of $2.8 million in connection with the issuance of equity financing and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	June 30, 2007		December 31, 2006
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,380,078	5,731,935	4,756,438	5,543,153
Series D notes payable	645,221	687,419	571,535	666,067
Series E notes payable	782,805	834,001	695,210	810,198
Series F convertible note payable	174,670	186,093	154,573	180,139
Series G notes payable	465,553	496,000	411,989	480,132
Series H notes payable	496,091	528,535	438,204	510,683
	7,944,418	8,463,983	7,027,949	8,190,372

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $1.08 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $1.08 (Cdn$1.15) per share at any time before December 31, 2009.

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

Promissory Note Payable (note 6)

	June 30, 2007		December 31, 2006
	US$	Cdn$	US$	Cdn$

Principal	2,279,751	2,428,847	2,084,132	2,428,847
Accrued interest	722,730	769,996	588,369	685,685
	3,002,481	3,198,843	2,672,501	3,114,532
Less current portion	432,374	460,651	395,273	460,651
	2,570,107	2,738,192	2,277,228	2,653,881

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2007 was 6%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $212,763 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2007, the current portion due on the promissory note is $432,374 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2007, the non-current portion of the promissory note eligible for prepayment is $2,570,107 (Cdn$2,738,192) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 10,141,452 common shares.

As at June 30, 2007, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 10,436,741 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	June 30, 2007 $	December 31, 2006 $
Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	65,419	59,805
Accounts payable to Innovatia for GST and PST on development services	95,723	87,509
Deferred revenue	364,331	333,068

4. SHARE CAPITAL

[a]	Issued and Authorized

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

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2006	2,311,928	7,564,045	$0.15 – $1.70	$0.64
Options granted	(477,500)	477,500	$0.43	$0.43
Options forfeited	730,627	(730,627)	$0.26 – $1.03	$0.67
Options exercised	-	(154,062)	$0.15 – $0.26	$0.25
Balance, June 30, 2007	2,565,055	7,156,856	$0.15 – $1.70	$0.69

As at June 30, 2007, 7,156,856 (December 31, 2006 – 7,564,045) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.74 (December 31, 2006 - Cdn$0.74).

[c] Stock-based Compensation Plan

Impact of Adoption of FAS 123(R)

At June 30, 2007, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six-month period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and six-month period ended June 30, 2007 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three and six-month period ended June 30, 2007 includes stock-based compensation expense related to employees of $108,607 [June 30, 2006 - $159,751] and $272,275 [June 30, 2006 - $295,102] respectively and stock-based-compensation expense related to a consultant of $nil [June 30, 2006 - $nil] and $nil [June 30, 2006 - $11,130] respectively reported in the statement of operations as follows:

	Three Month ended June 30		Six Month ended June 30
	2007	2006	2007	2006
	$	$	$	$
Stock-based compensation
Sales and marketing	16,498	19,632	36,047	35,270
Research and development	25,905	41,603	63,026	74,692
General and administrative	66,204	98,516	173,202	196,270
Total stock-based compensation	108,607	159,751	272,275	306,232

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three and six-month period ended June 30, 2007 and 2006 was estimated using the Black-Scholes option-pricing model.

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

	Three Month ended June 30		Six Month ended June 30
	2007	2006	2007	2006

Expected life of employee stock options (in years)	3.0	3.0	3.0	3.0
Weighted average volatility	78%	105%	78%	105%
Expected volatility	78%	97.80% - 106.40%	78%	97.80% - 106.40%
Risk-free interest rate	4.03%	3.84% - 4.10%	4.03%	3.84% - 4.10%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.23	$0.46	$0.23	$0.46

Stock-based Payment Award Activity

A summary of option activity under the Plan as of June 30, 2007, and changes during the six-month period ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding at January 1, 2007	7,564,045	0.64
Granted	477,500	0.43
Forfeited	(730,627)	0.67
Exercised	(154,062)	0.25
Outstanding at June 30, 2007	7,156,856	0.69	2.38	67,858
[Vested or expected to vest at June 30, 2007]	7,156,856	0.69	2.38	67,858
Exercisable at June 30, 2007	5,550,111	0.72	1.93	67,858

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5,886,189 options that were in-the-money at June 30, 2007. The weighted-average grant-date fair value of options granted during the six-month period ended June 30, 2007 and 2006 was $0.23 and $0.46, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2007 and changes during the six-month period ended June 30, 2007, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value $

Nonvested at January 1, 2007	2,129,365	0.43
Granted	477,500	0.23
Vested	(1,000,120)	0.47
Nonvested at June 30, 2007	1,606,745	0.34

As of June 30, 2007, there was $546,293 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the three and six-month period ended June 30, 2007 was $108,607 and $272,275 respectively.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and six months ended:

	Three Months ended		Six Months ended
	June 30		June 30
	2007	2006	2007	2006
Numerator:

Net loss for the period	$(805,062)	$(883,439)	$(1,564,294)	$(1,697,513)

Denominator:

Weighted average number of common stock outstanding	56,405,696	48,416,486	56,344,921	48,392,443
Weighted average number of common stock issuable on
exercise of exchangeable shares	-	864,148	19,820	888,191
Weighted average number of common stock equivalents
outstanding	56,405,696	49,280,634	56,364,741	49,280,634

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

[e]	Warrants

As at June 30, 2007, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class R warrants	574,999	$0.40 (Cdn $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.40 (Cdn $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.40 (Cdn $0.425)	September 8, 2008
Class W warrants	76,923	$0.94 (Cdn $1.00)	August 26, 2007
Class W warrants	1,229,450	$0.94 (Cdn $1.00)	September 21, 2007
Class X warrants	2,063,560	$1.03 (Cdn $1.10)	June 26, 2008
Class Y warrants	70,000	$1.03 (Cdn $1.10)	August 18, 2008
Class Z warrants	1,450,000	$1.03 (Cdn $1.10)	September 18, 2008
Class A warrants	3,465,500	$0.61 (Cdn $0.65)	December 19, 2009
	13,305,252

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

Call Feature $

Class R, S and T warrants	$1.20 (Cdn $1.275)
Class W warrants	$2.11 (Cdn $2.25)
Class X, Y and Z warrants	$1.88 (Cdn $2.00)
Class A warrants	$1.22 (Cdn. $1.30)

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

5. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries  are subject to U.S.  federal income tax,  Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

6. COMMITMENTS AND CONTINGENCIES

On April 28, 2006, Aliant Telecom Inc. / Telecommunications Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is Cdn$3,786,611. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has additional disclosure regarding the Innovatia / Aliant relationship in note 3 above. The Company has made no additional provision in the financial statements on the belief that the probability of a loss is remote. Any unaccrued amount the Company may be obligated to pay, if any, in connection with this claim will be recorded in the period the claim is resolved.

Item 2. Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to the consolidated interim unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors beginning on page 20 of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "Cdn$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

We are engaged in the development and sales and marketing of unified voice-messaging software through our wholly-owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

During the year ended December 31, 2006, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allows us to reduce expenses in the areas of support and training. From December 31, 2006 to the filing date of this quarterly report, we reduced our number of employees by four and we reduced expenses across our company after a comprehensive review of our expenditures. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the Three-Month Periods ended June 30, 2007 and June 30, 2006

Sales

Sales for the three-month period ended June 30, 2007 were $56,613, compared to $nil for the three-month period ended June 30, 2006. Sales for the three-month period ended June 30, 2007 were from support services provided to Avaya, our channel partner, and product license sales.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended June 30, 2007, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies.

Cost of Sales

Cost of sales were $nil and $nil for the three-month periods ended June 30, 2007 and 2006 respectively.

Operating Expenses

Total operating expenses for the three-month period ended June 30, 2007 were $672,022 compared to $687,218 for the three-month period ended June 30, 2006. The decrease in total costs of $15,196, or 2%, was primarily attributable to a decrease in salaries of approximately $73,000, stock-based compensation expense of approximately $23,000, investor relation expenses of approximately $18,000 and amortization of approximately $9,000. There were also increases of approximately $37,000 in consulting fees, professional fees of approximately $54,000, and approximately $23,000 in travel expenses.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $156,918 and $117,343 for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, representing an increase of $39,575 or 34%. The increase of $39,575 in sales and marketing expense was primarily due to increases in consulting fees of approximately $37,000 and travel costs of $18,000. There was a corresponding decrease in investor relation expenses of approximately $18,000.

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $181,662 and $240,065 for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, representing a decrease of $58,403 or 24%. The decrease was primarily due to a decrease in salaries of approximately $41,000 and stock-based compensation expense of approximately $16,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $333,442 and $329,810 for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, representing an increase of $3,632 or 1%. The increase was primarily attributed to an increase of approximately $54,000 in professional fees, approximately $10,000 in regulatory fees and approximately $4,000 in travel expenses. There were also decreases of approximately $32,000 in stock-based compensation expenses, salaries of approximately $28,000 and amortization of approximately $9,000.

Interest Expense

Our interest expense was $212,480 and $206,936 for the three-month periods ended June 30, 2007 and 2006, respectively. The interest expense for the three-month period ended June 30, 2007 included the amortization of the debt discount on the Series C and D promissory notes of $2,879 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $446 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $47,863 (Cdn$52,559). The interest expense for the three-month period ended June 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $2,817 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $437 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $46,836 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $805,062 and $883,439 for the three-month periods ended June 30, 2007 and 2006, respectively. The decrease in net loss of $78,377, or 9%, was primarily attributable to an increase in sales of approximately $57,000 and decreases of approximately $73,000 in salaries, approximately $51,000 in stock-based compensation expense, approximately $18,000 in investor relation expenses, approximately $9,000 in amortization and approximately $4,000 in telecommunication costs. There were also increases of approximately $37,000 in consulting fees, approximately $23,000 in travel expenses, approximately $54,000 in professional fees, approximately $10,000 in regulatory fees and approximately $4,000 in meals and entertainment expenses.

Since inception through June 30, 2007, we have incurred aggregate net losses of approximately $48.1 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Six-Month Periods ended June 30, 2007 and June 30, 2006

Sales

Sales for the six-month period ended June 30, 2007 were $98,931, compared to $39,000 for the six-month period ended June 30, 2006. Sales for the six-month period ended June 30, 2007 were from support services provided to Avaya, our channel partner, and product license sales. Sales for the six-month period ended June 30, 2006 were from support services provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the six-month period ended June 30, 2007, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies.

Cost of Sales

Cost of sales were $1,439 and $17,584 for the six-month periods ended June 30, 2007 and 2006, respectively. Cost of sales for the six-month period ended June 30, 2007 and June 30, 2006 were related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating expenses for the six-month period ended June 30, 2007 were $1,299,259 compared to $1,339,339 for the six-month period ended June 30, 2006. The decrease in total costs of $40,080, or 3%, was primarily attributable to a decrease in salaries of approximately $92,000, stock-based compensation expenses of approximately $34,000, investor relation expenses of approximately $20,000, amortization of approximately $19,000 and telecommunication costs of approximately $14,000. There were also increases of approximately $37,000 in consulting fees, approximately $20,000 in travel expenses, approximately $55,000 in professional fees, approximately $11,000 in regulatory fees and approximately $5,000 in meals and entertainment expenses.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $240,118 and $202,981 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively, representing an increase of $37,137 or 18%. The increase was primarily attributable to an increase in consulting fees of approximately $37,000, travel costs of approximately $17,000 and meals and entertainment expenses of approximately $5,000. There was a corresponding decrease in investor relation expenses of approximately $20,000.

Research and Development

Our research and development costs consist primarily of stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $385,344 and $478,832 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively, representing a decrease of $93,488 or 20%. The decrease was primarily due to a decrease in salaries of approximately $67,000, consulting fees of approximately $12,000, stock-based compensation expenses of approximately $12,000 and telecommunication costs of approximately $5,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $673,797 and $657,526 for the six month periods ended June 30, 2007 and June 30, 2006, respectively, representing an increase of $16,271 or 2%. The increase was primarily attributed to increases in consulting fees of approximately $9,000, professional fees of approximately $55,000, regulatory fees of approximately $11,000 and travel expenses of approximately $2,000. There were also decreases in salaries of approximately $24,000, stock-based compensation expenses of approximately $23,000, and amortization of approximately $19,000.

Interest Expense

Our interest expense was $409,908 and $403,789 for the six-month periods ended June 30, 2007 and 2006, respectively. The interest expense for the six-month period ended June 30, 2007 included the amortization of the debt discount on the Series C and D promissory notes of $5,577 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $865 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $92,720 (Cdn$105,118). The interest expense for the six-month period ended June 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $5,556 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $861 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $92,369 (Cdn$105,118).

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $1,564,294 and $1,697,513 for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in net loss of $133,219, or 8%, was primarily attributable to an increase in sales of approximately $60,000 and decreases of approximately $92,000 in salaries, approximately $34,000 in stock-based compensation expense, approximately $20,000 in investor relation expenses, approximately $19,000 in amortization, approximately $16,000 in cost of sales and approximately $14,000 in telecommunication costs. There were also increases of approximately $37,000 in consulting fees, approximately $20,000 in travel expenses, approximately

$55,000 in professional fees, approximately $11,000 in regulatory fees and approximately $5,000 in meals and entertainment expenses.

Since inception through June 30, 2007, we have incurred aggregate net losses of approximately $48.1 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2007, we had $2,480,385 in cash and cash equivalents and net working capital of $1,791,665.

Operating Activities

Our operating activities resulted in net cash outflows of $1.0 million for the six-month periods ended June 30, 2007 and 2006. Our operating activities resulted in net cash outflows of $1.8 million for the fiscal year ended December 31, 2006. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $10,760 and $5,850 for the six-month periods ended June 30, 2007 and 2006, respectively. Investing activities resulted in net cash outflows of $7,545 for the fiscal year ended December 31, 2006. The investing activities in fiscal 2006 were limited due to our cash conservation plans. At June 30, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $35,668 and $nil for the six-month periods ended June 30, 2007 and 2006, respectively. Financing activities resulted in net cash inflows of $2.8 million for the fiscal year ended December 31, 2006 from the issuance of common shares and the exercise of options.

Debt Obligations

As at June 30, 2007, we have $10,946,899 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at June 30, 2007	Maturity Date
Series C notes payable	$5,380,078	December 31, 2009 (1)
Series D notes payable	645,221	December 31, 2009 (1)
Series E notes payable	782,805	December 31, 2009 (1)
Series F convertible note payable	174,670	December 31, 2009 (1)
Series G notes payable	465,553	December 31, 2009 (1)
Series H notes payable	496,091	December 31, 2009 (1)
Innovatia Inc. promissory note payable	3,002,481	as discussed below
	$10,946,899

(1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 2 to the unaudited interim consolidated financial statements.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,002,481 (Cdn$3,198,843) of principal and accrued interest is outstanding at June 30, 2007. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2007 was 6%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $212,763 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2007, the current portion due on the promissory note is $432,374 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares payable is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2007, the non-current portion of the promissory note eligible for prepayment is $2,570,107 (Cdn$2,738,192) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 10,141,452 common shares.

As at June 30, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 10,436,741 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

On April 28, 2006, Aliant Telecom Inc. / Telecommunications Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is Cdn$3,786,611.

We believe Innovatia has not complied with the terms of its development and license agreements that gave rise to the promissory note debt obligation and as a result we have corresponded with Innovatia to resolve the matter.

The promissory note issued to Innovatia continue to accrue interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2007. Management projects that we may not require any additional funds for our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from telecommunications service providers and large to medium sized enterprises. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate generating revenues from telecommunications service providers and large to medium sized enterprises in 2007, which we anticipate will be generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, our Company had no off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

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

Stock-based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense rateably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the second quarter of 2007 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Income Tax

During the first quarter of 2007, we adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries  are subject to U.S.  federal income tax,  Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, the application of this Statement will change current practice, effective December 1, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS 157.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS 159.

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

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

Since inception through June 30, 2007, we have incurred aggregate net losses of approximately $48.1 million. Our loss from operations for the six months ended June 30, 2007 was $1.2 million and the fiscal year ended December 31, 2006 was $3 million. We also incurred a loss from operations for each of the years ended December 31, 2005, 2004 and 2003. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,002,481 (Cdn$3,198,843) of principal and accrued interest is outstanding at June 30, 2007. The promissory note is repayable each quarter at the lesser of $212,763 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2007, the current portion due on the promissory note is $432,374 (Cdn$460,651) and as of July 1, 2007, this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2007, the non-current portion of the promissory note eligible for prepayment is $2,570,107 (Cdn$2,738,192) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 10,141,452 common shares. As at June 30, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 10,436,741 shares of common stock.

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

We are currently dependent on a small number of channel partners for the sale of our products and if we are unable to expand our channel partner relationships or if our channel partners are unable to generate significant sales of our products, then our revenues may not increase significantly.

We shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our Company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. Instead of being dependent on a small number of customers for the sales of our products (as we were in our three previous fiscal years), we are currently dependent on our channel partners for sales of our products. If our channel partners are unable to generate significant sales of our products or we are unable to expand the number of channel partner relationships, our business, financial condition and results of operations would be materially and adversely affected.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s president and chief executive officer. Based upon that evaluation, our Company’s president and chief executive officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set out below, to our knowledge we are not a party to any other litigation as at August 1, 2007. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

On April 28, 2006, Aliant Telecom Inc. / Telecommunications Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and our company. The aggregate amount of the claim sought is approximately Cdn$3,786,611. We believe that there is no substantive merit to the claim and management intends to vigorously defend the action. We have additional disclosure regarding the Innovatia / Aliant relationship in note 3 to the interim unaudited consolidated financial statements. We have made no additional provision in the financial statements on the belief that the probability of a loss is remote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual general meeting of shareholders on June 7, 2007 in Vancouver, British Columbia, Canada. There were 56,405,696 common shares of our company entitled to vote at the meeting, of which a total of 30,812,366 (54.6%) were represented at the meeting either in person or by proxy.

Two proposals were approved by the shareholders at the annual general meeting. The first proposal asked shareholders to elect Randy G. Buchamer, Morgan Sturdy, Robert E. Neal, Gary Donahee, David Raffa, Kenneth Miller, Gerry Butters and Sherman Henderson as directors for the year ending December 31, 2007.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Randy G. Buchamer	12,327,162	1,007,015
Morgan Sturdy	13,291,062	43,115
Robert E. Neal	13,301,162	33,015
Gary Donahee	13,331,162	3,015
David Raffa	13,033,662	300,515
Kenneth Miller	13,331,162	3,015
Gerry Butters	13,291,062	43,115
Sherman Henderson	12,307,162	1,027,015

At the meeting, shareholders from the floor nominated William Laird as an additional director of our company for the year ending December 31, 2007. The nomination was approved by shareholders in person and as represented by proxy holding at least a majority of our issued and outstanding shares.

The second proposal asked shareholders to ratify the appointment of Ernst & Young LLP., Chartered Accountants, as independent registered public accounting firm for the year ending December 31, 2007 and to authorize the board of directors to fix the remuneration payable to the independent accountants.

VOTES FOR	VOTES AGAINST	ABSTENTIONS

13,265,430	68,746	1

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)
10.3	Form of Subscription Agreements in connection with the unit financing dated August 19, 2005 between Voice Mobility International Inc. and EMGE Finance SA. (5)
10.4

Form of Amendment agreement in connection with the extension of the maturity date of the Series C, D, E, F, G and H promissory notes payable dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc.(5)

10.5

Form of Amendment to Class T warrants dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc. (5)

10.6	Form of Subscription Agreement dated December 19, 2006, between our Company and 52 investors who participated in the Cdn$3,425,500 private placement.(6)
10.7	Form of Subscription Agreement dated December 19, 2006, between our Company and BC Advantage Funds (VCC) Ltd. (6)
10.8	Finder's Subscription Agreement dated December 19, 2006, between our Company and Raymond James Ltd. (6)
31*	Section 302 Certification of Randy Buchamer, dated August 14, 2007
32*	Section 906 Certification of Randy Buchamer, dated August 14, 2007

* Filed herewith.

(1) Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2) Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(3) Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(4) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(5) Previously submitted with our Form SB-2, as filed on October 20, 2005.

(6) Previously submitted with our Form 8-K, as filed on December 27, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Randy G. Buchamer

Chief Executive Officer and Director

Principal Executive Officer and Principal Financial Officer

Dated: August 14, 2007

CW1365618.3