Form 10QSB
period 2007-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2007-11-14
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There are 56,842,571 shares of common stock issued and outstanding as of November 1, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets - September 30, 2007 and December 31, 2006
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended September 30, 2007 and 2006 and Nine Months Ended September 30, 2007 and 2006
c)	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2007 and 2006
d)	Notes to the Consolidated Financial Statements - September 30, 2007

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

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Basis of Presentation)

As at	September 30, 2007 $	December 31, 2006 $
ASSETS (note 2)
Current
Cash and cash equivalents	2,248,097	3,160,476
Accounts receivable	82,052	32,000
Other receivables	21,287	13,909
Prepaid expenses	51,086	42,718
Total current assets	2,402,522	3,249,103

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	479,937	546,239
Property and equipment [net of accumulated amortization: September 30, 2007 – $3,663,934; December 31, 2006 - $3,115,431]	34,776	22,492
Total assets	2,998,866	3,899,465

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	341,258	184,976
Accrued liabilities (note 3)	159,675	149,281
Employee related payables	57,729	59,675
Current portion of promissory note payable (note 3)	463,059	395,273
Total current liabilities	1,021,720	789,205

Deferred revenue (note 3)	395,049	333,068
Notes payable (note 2)	8,647,974	7,027,949
Promissory note payable (note 3)	2,797,122	2,277,228
Total liabilities	12,861,866	10,427,450
Commitments and contingencies (note 6)

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
56,842,571 outstanding [2006 - 55,739,134]	56,843	55,739
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	42,009,461	41,502,645
Accumulated deficit	(49,062,641)	(46,582,298)
Other accumulated comprehensive loss	(2,866,664)	(1,504,072)
Total stockholders' deficiency	(9,863,000)	(6,527,985)
Total liabilities and stockholders' deficiency	2,998,866	3,899,465

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in U.S. Dollars)

	Three Months ended September 30		Nine Months ended September 30
	2007 $	2006 $	2007 $	2006 $

Sales	85,637	23,000	184,568	62,000
Cost of sales	17,128	167	18,567	17,751
Gross profit	68,509	22,833	166,001	44,249

Operating expenses (note 4[c])
Sales and marketing	226,683	77,155	466,802	280,136
Research and development	255,155	221,834	640,499	700,667
General and administrative	296,040	290,164	969,836	947,690
	777,878	589,153	2,077,137	1,928,493
Loss from operations	709,369	566,320	1,911,136	1,884,244
Interest income	(20,197)	(8,005)	(67,578)	(32,204)
Interest expense	226,877	209,644	636,785	613,433
Net loss for the period	916,049	767,959	2,480,343	2,465,473
Foreign currency translation (gains) or losses	656,404	(9,331)	1,362,592	307,405
Comprehensive loss for the period	1,572,453	758,628	3,842,935	2,772,878

Basic and diluted loss per share (note 4[d])	(0.02)	(0.02)	(0.04)	(0.05)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the nine months ended,

	September 30, 2007 $	September 30, 2006 $

OPERATING ACTIVITIES
Net loss for the period	(2,480,343)	(2,465,473)
Non-cash items included in net loss
Gain on disposal of property and equipment	(105)	(342)
Amortization of property and equipment	14,349	30,091
Amortization of deferred finance costs	144,369	140,524
Non-cash interest expense	8,603	8,374
Stock based compensation	403,412	470,508
	(1,909,715)	(1,816,318)
Net change in operating assets and liabilities	524,600	386,918
Cash used in operating activities	(1,385,115)	(1,429,400)

INVESTING ACTIVITIES
Purchase of property and equipment	(22,538)	(7,887)
Proceeds on disposal of property and equipment	455	342
Cash used in investing activities	(22,083)	(7,545)

FINANCING ACTIVITIES
Proceeds on exercise of stock options	104,507	5,003
Cash provided by financing activities	104,507	5,003

Effect of change in foreign exchange rate on cash and cash equivalents	390,312	65,086

Decrease in cash and cash equivalents	(912,379)	(1,366,856)
Cash and cash equivalents, beginning of period	3,160,476	2,130,714
Cash and cash equivalents, end of period	2,248,097	763,858

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

September 30, 2007

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

The Company incurred an operating loss of $2,480,343 for the nine-months ended September 30, 2007 and has a total stockholders’ deficiency of $9,863,000 as at September 30, 2007 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2006, the Company received net proceeds of $2.8 million in connection with the issuance of equity financing and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	September 30, 2007		December 31, 2006
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,858,314	5,827,851	4,756,438	5,543,153
Series D notes payable	701,910	698,260	571,535	666,067
Series E notes payable	850,522	846,099	695,210	810,198
Series F convertible note payable	190,108	189,119	154,573	180,139
Series G notes payable	506,701	504,066	411,989	480,132
Series H notes payable	540,419	537,609	438,204	510,683
	8,647,974	8,603,004	7,027,949	8,190,372

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $1.16 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $1.16 (Cdn$1.15) per share at any time before December 31, 2009.

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

Promissory Note Payable (note 6)

	September 30, 2007		December 31, 2006
	US$	Cdn$	US$	Cdn$

Principal	2,441,543	2,428,847	2,084,132	2,428,847
Accrued interest	818,638	814,381	588,369	685,685
	3,260,181	3,243,228	2,672,501	3,114,532
Less current portion	463.059	460,651	395,273	460,651
	2,797,122	2,782,577	2,277,228	2,653,881

On December 28, 2001, the Company issued Innovatia Inc. ("Innovatia"), a wholly owned subsidiary of Aliant Inc. ("Aliant"), a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2007 was 6.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $227,863 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2007, the current portion due on the promissory note is $463,059 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2007, the non-current portion of the promissory note eligible for prepayment is $2,797,122 (Cdn$2,782,577) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 13,912,885 common shares.

As at September 30, 2007, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,208,174 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	September 30, 2007 $	December 31, 2006 $

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	70,059	59,805
Accounts payable to Innovatia for GST and PST on development services	102,516	87,509
Deferred revenue	390,187	333,068

4. SHARE CAPITAL

[a]	Issued and Authorized

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

On July 6, 2007, the Company issued 9,375 shares of common stock from the exercise of stock options for gross proceeds of $1,431 (Cdn$1,500).

On September 19, 2007, the Company issued 427,500 shares of common stock from the exercise of stock options for gross proceeds of $67,408 (Cdn$68,400).

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

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2006	2,311,928	7,564,045	$0.16 – $1.70	$0.64
Options granted	(2,420,500)	2,420,500	$0.23 - $0.60	$0.37
Options expired	1,481,374	(1,481,374)	$0.11 – $0.16	$0.60
Options exercised		(590,937)	$0.16 – $0.28	$0.19
Balance, September 30, 2007	1,372,802	7,912,234	$0.16 – $1.70	$0.70

As at September 30, 2007, 7,912,234 (December 31, 2006 – 7,564,045) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.70 (December 31, 2006 - Cdn$0.74).

[c] Stock-based Compensation Plan

Impact of Adoption of FAS 123(R)

At September 30, 2007, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine-month periods ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three and nine-month periods ended September 30, 2006 and 2007 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three and nine-month period ended September 30, 2007 includes stock-based compensation expense related to employees of $131,137 [September 30, 2006 - $164,276] and $403,412 [September 30, 2006 - $459,378] respectively and stock-based-compensation expense related to a consultant of $nil [September 30, 2006 - $nil] and $nil [September 30, 2006 - $11,130] respectively reported in the statement of operations as follows:

	Three Months ended September 30		Nine Months ended September 30
	2007 $	2006 $	2007 $	2006 $
Stock-based compensation
Sales and marketing	30,561	18,892	66,608	54,162
Research and development	24,059	41,215	87,085	115,907
General and administrative	76,517	104,169	249,719	300,439
Total stock-based compensation	131,137	164,276	403,412	470,508

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three and nine-month period ended September 30, 2007 and 2006 was estimated using the Black-Scholes option pricing model.

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

	Three Months ended September 30		Nine Months ended September 30
	2007	2006	2007	2006

Expected life of employee stock options (in years)	3.0	3.0	3.0	2.87
Weighted average volatility	80%	84%	79%	97%
Expected volatility	80%	84% - 86%	78% - 80%	84% - 106%
Risk-free interest rate	4.35% - 4.66%	4.07% - 4.18%	4.03% - 4.66%	3.34%
Dividend yields	0%	0%	0%	0%

Stock-based Payment Award Activity

A summary of option activity under the Plan as of September 30, 2007, and changes during the nine-month period ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intinsic Value $

Outstanding at January 1, 2007	7,564,045	0.64
Granted	2,420,500	0.37
Expired	(1,481,374)	0.60
Exercised	(590,937)	0.19
Outstanding at September 30, 2007	7,912,234	0.70	2.99	0
[Vested or expected to vest at September 30, 2007]	7,912,234	0.70	2.99	0
Exercisable at September 30, 2007	5,140,683	0.80	1.86	0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock options that were in-the-money at September 30, 2007. As at September 30, 2007, there were no outstanding options in-the-money. The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2007 and 2006 was $0.15 and $0.38, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the nine-month period ended September 30, 2007, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
		$

Nonvested at January 1, 2007	2,129,365	0.43
Granted	1,949,944	0.16
Vested	(1,307,758)	0.45
Nonvested at September 30, 2007	2,771,551	0.23

As of September 30, 2007, there was $639,127 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3 years. The total fair value of shares vested during the three and nine-month periods ended September 30, 2007 was $131,137 and $403,412 respectively.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and nine months ended:

	Three Months ended September 30		Nine Months ended September 30
	2007	2006	2007	2006
Numerator:

Net loss for the period	$(916,049)	$(767,959)	$(2,480,343)	$(2,465,473)

Denominator:

Weighted average number of common stock outstanding	56,470,322	48,772,264	56,387,181	48,520,442
Weighted average number of common stock issuable on
exercise of exchangeable shares	-	512,500	13,141	761,584
Weighted average number of common stock equivalents
outstanding	56,470,322	49,284,764	56,400,322	49,282,026

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

[e]	Warrants

As at September 30, 2007, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price $	Date of Expiry

Class R warrants	574,999	$0.43 (Cdn $0.425)	September 8, 2008
Class S warrants	1,176,470	$0.43 (Cdn $0.425)	September 8, 2008
Class T warrants	3,198,350	$0.43 (Cdn $0.425)	September 8, 2008
Class X warrants	2,063,560	$1.11 (Cdn $1.10)	June 26, 2008
Class Y warrants	70,000	$1.11 (Cdn $1.10)	August 18, 2008
Class Z warrants	1,450,000	$1.11 (Cdn $1.10)	September 18, 2008
Class A warrants	3,465,500	$0.65 (Cdn $0.65)	December 19, 2009
	11,998,879

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

Call Feature $

Class R, S and T warrants	$1.28 (Cdn $1.275)
Class X, Y and Z warrants	$2.01 (Cdn $2.00)
Class A warrants	$1.31 (Cdn $1.30)

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

5. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries  are subject to U.S.  federal income tax,  Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Results of Operations for the Three-Month Periods ended September 30, 2007 and September 30, 2006:

Sales

Sales for the three-month period ended September 30, 2007 were $85,637, compared to $23,000 for the three-month period ended September 30, 2006. Sales for the three-month period ended September 30, 2007 were from support services provided to Avaya, product license sales, hardware product sales and training services. Sales for the three-month period ended September 30, 2006 were from support services provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended September 30, 2007, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $17,128 and $167 for the three-month periods ended September 30, 2007 and 2006 respectively. Cost of sales for the three-month period ended September 30, 2007 were related to hardware and software costs as well as costs incurred while providing support services and training to Avaya. Cost of sales for the three-month period ended September 30, 2006 were related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2007 were $777,878 compared to $589,153 for the three-month period ended September 30, 2006. The increase in total costs of $188,725, or 32%, was primarily attributable to an increase in development costs of approximately $68,000, consulting fees of approximately $60,000, professional fees of approximately $55,000, travel costs of approximately $32,000, meals and entertainment costs of approximately $17,000 and tradeshow expenses of approximately $9,000. There was also a decrease of approximately $54,000 in salaries expense.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $226,683 and $77,155 for the three-month periods ended September 30, 2007 and September 30, 2006 respectively, representing an increase of $149,528 or 194%. The increase of $149,528 in sales and marketing expense was primarily attributable to an increase in consulting fees of approximately $56,000, travel costs of approximately $38,000, meals and entertainment of approximately $15,000, salaries of approximately $14,000, stock-based compensation expenses of approximately $12,000 and tradeshow costs of approximately $9,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $255,155 and $221,834 for the three-month periods ended September 30, 2007 and September 30, 2006 respectively, representing an increase of $33,321 or 15%. The increase was primarily due to an increase in development costs of approximately $68,000 and consulting fees of approximately $14,000. There were corresponding decreases in salaries of approximately $38,000 and stock-based compensation expenses of approximately $17,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $296,040 and $290,164 for the three month periods ended September 30, 2007 and September 30, 2006 respectively, representing an increase of $5,876 or 2%. The increase was primarily attributed to an increase in professional fees of approximately $55,000 and meals and entertainment costs of approximately $4,000. There were corresponding decreases in salaries of approximately $30,000 and stock-based compensation expenses of approximately $28,000.

Interest Expense

Our interest expense was $226,877 and $209,644 for the three-month periods ended September 30, 2007 and 2006 respectively. The interest expense for the three-month period ended September 30, 2007 includes the amortization of the debt discount on the Series C and D promissory notes of $469 (Cdn$490), the amortization of the 15% repayment premium of the Series D promissory note of $3,026 (Cdn$3,161) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $50,315 (Cdn$52,559). The interest expense for the three-month period ended September 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $2,818 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $437 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $46,856 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $916,049 and $767,959 for the three-month periods ended September 30, 2007 and 2006 respectively. The increase in net loss of $148,090, or 19%, was primarily attributable to increases in cost of sales of approximately $17,000, development costs of approximately $68,000, consulting fees of approximately $ 60,000, professional fees of approximately $55,000, travel costs of approximately $32,000, meals and entertainment costs of approximately $17,000 and tradeshow expenses of approximately $9,000. There was also a decrease of approximately $54,000 in salaries expense and an increase in sales of approximately $62,000.

Since inception through September 30, 2007, we have incurred aggregate net losses of approximately $49 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Nine-Month Periods ended September 30, 2007 and September 30, 2006:

Sales

Sales for the nine-month period ended September 30, 2007 were $184,568, compared to $62,000 for the nine-month period ended September 30, 2006. Sales for the nine-month period ended September 30, 2007 were from support services provided to Avaya, product license sales, hardware product sales and training services. Sales for the nine-month period ended September 30, 2006 were from support services provided to Avaya, our channel partner.

We have shifted our sales approach from direct sales to sales through channel partners. During the nine-month period ended September 30, 2007, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $18,567 and $17,751 for the nine-month periods ended September 30, 2007 and 2006 respectively. Cost of sales for the nine-month period ended September 30, 2007 were related to hardware and software costs as well as costs incurred while providing support services and training to Avaya. Cost of sales for the nine-month period ended September 30, 2006 was related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the nine-month period ended September 30, 2007 were $2,077,137 compared to $1,928,493 for the nine-month period ended September 30, 2006. The increase in total costs of $148,644, or 8%, was primarily attributable to an increase in professional fees of approximately $118,000, consulting fees of approximately $100,000, development costs of approximately $68,000, travel costs of approximately $58,000, meals and entertainment expenses of approximately $24,000, regulatory fees of approximately $11,000 and tradeshow costs of approximately $9,000. There were corresponding decreases in salaries of approximately $153,000, stock-based compensation expenses of approximately $67,000, amortization expenses of approximately $18,000 and investor relation expenses of approximately $18,000.

Sales & Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $466,802 and $280,136 for the nine-month periods ended September 30, 2007 and September 30, 2006 respectively, representing an increase of $186,666 or 67%. The increase was primarily attributable to an increase in consulting fees of approximately $97,000, travel costs of $56,000, meals and entertainment costs of approximately $19,000, salaries of approximately $14,000, stock-based compensation expenses of approximately $12,000 and tradeshow costs of approximately $9,000. There were corresponding decreases in investor relation costs of approximately $18,000 and telecommunication costs of approximately $4,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $640,499 and $700,667 for the nine-month periods ended September 30, 2007 and September 30, 2006 respectively, representing a decrease of $60,168 or 9%. The decrease was primarily due to a decrease in salaries of approximately $100,000 and stock-based compensation expenses of approximately $29,000. There was a corresponding increase in development costs of approximately $68,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $969,836 and $947,690 for the nine month periods ended September 30, 2007 and September 30, 2006 respectively, representing an increase of $22,146 or 2%. The increase was primarily attributed to an increase in professional fees of approximately $118,000, regulatory fees of approximately $11,000, interest charges of approximately $7,000, meals and entertainment costs of approximately $5,000 and travel costs of approximately $5,000. There were also decreases in salaries of approximately $56,000, stock-based compensation expenses of approximately $51,000 and amortization expenses of approximately $18,000.

Interest Expense

Our interest expense was $636,785 and $613,433 for the nine-month periods ended September 30, 2007 and 2006 respectively. The interest expense for the nine-month period ended September 30, 2007 includes the amortization of the debt discount on the Series C and D promissory notes of $8,603 (Cdn$9,484), the amortization of the 15% repayment premium of the Series D promissory note of $1,334 (Cdn$1,471) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $143,035 (Cdn$157,676). The interest expense for the nine-month period ended September 30, 2006 includes the amortization of the debt discount on the Series C and D promissory notes of $8,374 (Cdn$9,484), the amortization of the 15% repayment premium of the Series D promissory note of $1,299 (Cdn$1,471) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $139,225 (Cdn$157,676).

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $2,480,343 and $2,465,473 for the nine-month periods ended September 30, 2007 and 2006 respectively. The increase in net loss of $14,870, or 1%, was primarily attributable to increases in professional fees of approximately $118,000, consulting fees of approximately $100,000, development costs of approximately $68,000, travel costs of approximately $58,000, meals and entertainment expenses of approximately $24,000, regulatory fees of approximately $11,000 and tradeshow costs of approximately $9,000. There were corresponding decreases in salaries of approximately $153,000, stock-based compensation expenses of approximately $67,000, amortization expenses of approximately $18,000, investor relation expenses of approximately $18,000 and an increase in sales of approximately $122,000.

Since inception through September 30, 2007, we have incurred aggregate net losses of approximately $49 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2007, we had $2,248,097 in cash and cash equivalents and net working capital of $1,380,802.

Operating Activities

Our operating activities resulted in net cash outflows of $1.4 million for the nine-month period ended September 30, 2007. Our operating activities resulted in net cash outflows of $1.8 million for the fiscal year ended December 31, 2006. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $22,083 for the nine-month period ended September 30, 2007. Investing activities resulted in net cash outflows of $7,545 for the fiscal year ended December 31, 2006. The investing activities in fiscal 2006 were limited due to our cash conservation plans. At September 30, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $104,507 for the nine-month period ended September 30, 2007. Financing activities resulted in net cash inflows of $2.8 million for the fiscal year ended December 31, 2006 from the issuance of common shares and the exercise of options.

Debt Obligations

As at September 30, 2007, we have $11,908,155 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at September 30, 2007	Maturity Date
Series C notes payable	$5,858,314	December 31, 2009 (1)
Series D notes payable	701,910	December 31, 2009 (1)
Series E notes payable	850,522	December 31, 2009 (1)
Series F convertible note payable	190,108	December 31, 2009 (1)

Series G notes payable	506,701	December 31, 2009 (1)
Series H notes payable	540,419	December 31, 2009 (1)
Innovatia Inc. promissory note payable	3,260,181	as discussed below
	$11,908,155

(1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 2 to the unaudited interim consolidated financial statements.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,260,181 (Cdn$3,243,228) of principal and accrued interest is outstanding at September 30, 2007. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2007 was 6.25%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $227,863 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2007, the current portion due on the promissory note is $463,059 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2007, the non-current portion of the promissory note eligible for prepayment is $2,797,122 (Cdn$2,782,577) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 13,912,885 common shares.

As at September 30, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,208,174 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies and small and medium sized business enterprises. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2007 generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, our Company had no off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

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

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the third quarter of 2007 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect the impact of FAS 123(R).

Income Tax

During the first quarter of 2007, we adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries  are subject to U.S.  federal income tax,  Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this SFAS 157 does not require any new fair value measurements. However, the application of this SFAS 157 will change current practice, effective December 1, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This SFAS 159 is effective for fiscal periods beginning after November 15, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption; however, we have not yet completed our evaluation of the impact of SFAS 159.

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

Since inception through September 30, 2007, we have incurred aggregate net losses of approximately $49 million. Our loss from operations for the nine month period ended September 30, 2007 was $1.9 million and the fiscal year ended December 31, 2006 was $3 million. We also incurred a loss from operations for each of the years ended December 31, 2005, 2004 and 2003. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,260,181 (Cdn$3,243,228) of principal and accrued interest is outstanding at September 30, 2007. The promissory note is repayable each quarter at the lesser of $227,863 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2007, the current portion due on the promissory note is $463,059 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2007, the non-current portion of the promissory note eligible for prepayment is $2,797,122 (Cdn$2,782,577) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 13,912,885 common shares. As at September 30, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,208,174 shares of common stock.

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

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at November 1, 2007 except as noted below. We anticipate that, from time to time, we periodically may become subject to additional legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the below matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2007, in connection with the exercise of stock options, we issued 9,375 shares of common stock for gross proceeds of $1,431 (Cdn$1,500) to one non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

On September 19, 2007, in connection with the exercise of stock options, we issued 427,500 shares of common stock for gross proceeds of $67,408 (Cdn$68,400) to four non-U.S. person (as such term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933.

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
10.3

Form of Amendment agreement in connection with the extension of the maturity date of the Series C, D, E, F, G and H promissory notes payable dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc.(5)

10.4

Form of Amendment to Class T warrants dated September 19, 2005 between Voice Mobility International Inc., Voice Mobility Inc. and each of Bernice Kosiur, Manzanita Investments Ltd., MICAP Holding Inc., Ketty Hughes, Margit Kristiansen, William Laird, William Krebs, L.A. Laird and Bearberry Investments Inc. (5)

10.5	Form of Subscription Agreement dated December 19, 2006, between our Company and 52 investors who participated in the Cdn$3,425,500 private placement.(6)
10.6	Form of Subscription Agreement dated December 19, 2006, between our Company and BC Advantage Funds (VCC) Ltd. (6)
10.7	Finder's Subscription Agreement dated December 19, 2006, between our Company and Raymond James Ltd. (6)
31*	Section 302 Certification of Randy Buchamer, dated November 14, 2007
32*	Section 906 Certification of Randy Buchamer, dated November 14, 2007

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

Dated: November 14, 2007

CW1512689.1