Form 10KSB
period 2007-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2008-03-31
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 - 4190 Lougheed Highway
Burnaby, British Columbia, Canada	V5C 6A8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 482-0000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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
[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $245,206

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12B-2 of the Exchange Act.)

49,780,684 common shares @ $0.42 (1) = $20,907,887

(1) Closing price as quoted on the OTC Bulletin Board on March 1, 2008.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

56,842,571 common shares issued and outstanding as of March 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

VOICE MOBILITY INTERNATIONAL, INC.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements which are not purely historical and include any statements regarding beliefs, plans, expectations, or intentions, including without limitation statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

We were incorporated on October 2, 1997 in the State of Nevada under the name "Equity Capital Group, Inc.", and we are the successor to the voice service and related messaging business founded by Voice Mobility Inc. in 1993. On June 24, 1999, we changed our name to "Voice Mobility International, Inc." We have four wholly-owned subsidiaries: Voice Mobility Inc., which is a Canadian corporation incorporated on September 15, 1993; Voice Mobility (US) Inc., which is a Nevada corporation incorporated on April 6, 2000; Voice Mobility Canada Limited, which is a Canadian corporation incorporated on May 26, 1999; and VM Sub Limited, which is a Canadian corporation incorporated on May 26, 1999.

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

History

Our subsidiary, Voice Mobility Inc., was incorporated in 1993 under the name "WGT Teleserve Inc.", and was originally focused on providing enhanced telecommunications services such as voice mail, fax handling and internet access to specific vertical markets. In the spring of 1997, we decided to shift focus and began developing a comprehensive enhanced messaging product. Early versions of our messaging products were subsequently released in 1998, 1999 and 2000.

In June 1999, the shareholders of Voice Mobility Inc. completed a reverse acquisition whereby Voice Mobility Inc. became a wholly owned subsidiary of our company. At that point, we effectively commenced operations as a

United States company and our common stock was quoted on the OTC Bulletin Board under the symbol VMII. Between the period of June 1999 and December 2007, we raised approximately $27 million, mostly from private investors, to fund our development initiatives and operations.

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

- webfeeds; and

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

For the year ended December 31, 2007, sales consisted of technical training and support services provided to Avaya Inc. and product license sales, hardware product sales and training services to three resellers. For the year ended December 31, 2006, sales consisted of technical training and support services provided to Avaya and T2MCI.

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

Channels: Our product can easily be used in small and large applications because it is easily scalable. Our product uses a series of predefined hardware profiles from the very small (up to 5000 subscribers) to the very large (over 1 million subscribers). Each hardware profile can be incremented to meet the needs of a larger subscriber base. This is attractive as it offers a low price point for entry and does not require the "throw away" of any old hardware or the purchase of additional software as the customer's user base grows. As a result of this flexibility, our product is an excellent solution for large telecommunication companies. We will be continuing to offer our product through value-added resellers.

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

- vendors can demonstrate that they can build platforms which allow access to new revenue without disrupting current revenue; and

- it is clear that IP based initiatives such as voice over internet protocol (VOIP) will require equipment changes.

All of these prerequisites are in place now in many telecommunications companies to a lesser or greater degree. The overall expenditures for voice messaging systems in the next several years are expected to increase. This expected increase in spending is partly due to the lack of investment over the last several years and partly due to the fact that many telecommunications companies are evolving their networks to voice over internet protocol (VOIP ) and other relevant next generation technology infrastructure.

Significant Customers

In order to broaden and diversify our potential customer base, we have been seeking out strategic partners to assist with the sales and marketing of our products. We have been in contact with several potential strategic partners and have entered into a system integration agreement, and an OEM (original equipment manufacturer) sales agreement with Avaya Inc.

Sales for the fiscal year ended December 31, 2007 were from technical training and support services provided to Avaya and product license sales, hardware product sales and training services to three resellers. Sales to Avaya comprised 88% of revenue for the fiscal year ended December 31, 2007. Sales for the fiscal year ended December 31, 2006 were from technical training and support services provided to Avaya and T2MCI. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2006.

Research and Development

Our research and development team is primarily located in our facility located in Victoria, British Columbia, Canada. Our research and development team designs, develops, tests, documents, and localizes our enhanced messaging product. The research and development team's feature and release direction is governed by all strategic product stakeholders. Each feature is detailed in written business requirements created by our business requirements team. A change control board also directs the lower level problems and enhancements for all other development work. Releases are coordinated with our marketing, sales, and system integration/partner support departments to ensure timely delivery of the grouped features to our partners, clients, and ultimately our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. Research and development expenses for the years ended December 31, 2007 and 2006 were $898,721 and $921,518 respectively.

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

Employees

As of March 1, 2008, we employed 16 people, six of who are engaged in marketing and sales, seven in research, development and support, and three in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

Since inception through December 31, 2007, we have incurred aggregate net losses of approximately $50 million. Our loss from operations for the fiscal year ended December 31, 2007 was $2.6 million. We also incurred an operating loss since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we anticipate that we will earn revenues, we expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report on the December 31, 2007 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

If we elect to pay fees to Innovatia in common stock then our shareholders will be subject to further, and maybe significant, dilution.

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,315,946 (Cdn$3,287,097) of principal and accrued interest is outstanding at December 31, 2007. The promissory note is repayable each quarter at the lesser of $228,667 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2007, the current portion due on the promissory note is $464,694 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2007, the non-current portion of the promissory note eligible for prepayment is $2,851,252 (Cdn$2,826,446) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 9,746,365 common shares. As at December 31, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 10,041,655 shares of common stock.

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

In addition to the "penny stock" rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our principal executive offices are located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8. We lease the office facility, which is approximately 2,000 square feet in size, at a basic rate of $25,664 (Cdn$25,441) per year plus expenses. This lease expires on June 30, 2008. We are planning to renew this lease.

We also lease an engineering facility located at 3rd floor - 1001 Wharf Street, Victoria, British Columbia, Canada, V8W 1T6. The space is 4,050 square feet in size, and is leased at a basic rate of $60,602 (Cdn$60,075) per year plus expenses. This lease expires on December 31, 2008.

We believe that our existing facilities are adequate for our needs through the end of the year ended December 31, 2008. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Item 3.	Legal Proceedings.

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen's Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and our company. The aggregate amount of the claim sought is approximately Cdn$3,786,611. We believe that there is no substantive merit to the claim and management intends to vigorously defend the action. We have additional disclosure regarding the Innovatia / Aliant relationship in note 7 to the audited consolidated financial statements. We have made no additional provision in the financial statements on the belief that the probability of a loss is remote.

Other than as set out above, and to our knowledge, we are not a party to any other litigation as at March 1, 2008. We anticipate that, from time to time, we periodically may become subject to other legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the above matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

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

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (Cdn$)	Low (Cdn$)
December 31, 2007	$0.45	$0.20	December 31, 2007	$0.43	$0.19
September 30, 2007	$0.29	$0.18	September 30, 2007	$0.30	$0.19
June 30, 2007	$0.39	$0.21	June 30, 2007	$0.44	$0.23
March 31, 2007	$0.41	$0.30	March 31, 2007	$0.49	$0.30
December 31, 2006	$0.55	$0.36	December 31, 2006	$0.57	$0.42
September 30, 2006	$0.65	$0.36	September 30, 2006	$0.70	$0.44
June 30, 2006	$0.73	$0.50	June 30, 2006	$0.81	$0.57
March 31, 2006	$0.76	$0.59	March 31, 2006	$0.86	$0.66

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

On March 1, 2008, the shareholders' list for our common stock showed 131 registered stockholders and 56,842,571 shares issued and outstanding. The closing sale price for our common stock on March 1, 2008, as reported on the OTC Bulletin Board, was $0.42.

Dividend Policy

During the years ended December 31, 2007 and 2006, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

We did not sell or issue any securities during the year ended December 31, 2007 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements that have not otherwise been disclosed in a quarterly report on Form 10-QSB or in a quarterly report on Form 8-K.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and the plan was approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	7,724,884	$0.76	1,560,152
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,724,884	$0.76	1,560,152

(1) The maximum number of options issuable under our stock option plan is 12,000,000, less 2,214,964 options that have been granted and exercised under the plan and less 500,000 options, which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

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

During the year ended December 31, 2007, we continued the shift of our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the fiscal years ended December 31, 2007 and December 31, 2006

Sales

Sales for the fiscal year ended December 31, 2007 were $245,206 compared to sales of $94,000 for the fiscal year ended December 31, 2006, representing a 161% increase. Sales for the fiscal year ended December 31, 2007 were from technical training and support services provided to Avaya, product license sales, hardware product sales and training services. Sales to Avaya comprised 88% of revenue for the fiscal year ended December 31, 2007. Sales for the fiscal year ended December 31, 2006 were from technical training and support services provided to Avaya and T2MCI. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2006. For the fiscal year ended December 31, 2007, we derived 100% of our sales from our Canadian operations (100% for the fiscal year ended December 31, 2006).

We have shifted our sales approach from direct sales to sales through channel partners. During the fiscal year ended December 31, 2007, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $24,807 and $26,195 for the fiscal years ended December 31, 2007 and 2006 respectively. Cost of sales for the fiscal year ended December 31, 2007 were related to hardware and software costs as well as costs incurred while providing support services and training. Cost of sales for the fiscal year ended December 31, 2006 was related to costs incurred while providing technical support and support services to Avaya and T2MCI.

Operating Expenses

Total operating costs for the year ended December 31, 2007 were $2,785,095 compared to $2,593,748 for the previous year. The increase in total costs of $191,347, or 7%, was primarily attributable to an increase in development costs of approximately $104,000, consulting fees of approximately $118,000, professional fees of approximately $100,000, travel costs of approximately $92,000, gain on disposal of property and equipment of approximately $60,000, meals and entertainment expenses of approximately $31,000, regulatory fees of approximately $13,000 and tradeshow costs of approximately $10,000. There were corresponding decreases in stock-based compensation expenses of approximately $103,000, salaries of approximately $95,000, investor relation expenses of approximately $15,000 and amortization expenses of approximately $14,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $715,564 and $364,590 for the fiscal years ended December 31, 2007 and December 31, 2006, respectively, representing an increase of $350,974 or 96%. The increase was primarily attributable to an increase in consulting fees of approximately $130,000, travel costs of $89,000, salaries of approximately $69,000, meals and entertainment costs of approximately $28,000, tradeshow costs of approximately $10,000 and stock-based compensation expenses of approximately $5,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $898,721 and $921,518 for the fiscal years ended December 31, 2007 and 2006, respectively, representing a decrease of $22,797 of 2%. The decrease was primarily due to a decrease in salaries of approximately $101,000, stock-based compensation expenses of approximately $37,000. There was a corresponding increase in development costs of approximately $104,000 and consulting fees of approximately $9,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $1,170,810 and $1,307,640 for the fiscal years ended December 31, 2007 and 2006 respectively, representing a decrease of $136,830 or 10%. The decrease was primarily attributed to decreases in stock-based compensation expenses of approximately $70,000, salaries of approximately $63,000, consulting fees of approximately $21,000 and amortization expenses of approximately $14,000. There were also increases in professional fees of approximately $100,000 and gain on disposal of property and equipment of approximately $60,000.

Interest Expense

Our interest expense was $877,703 and $820,899 for the fiscal years ended December 31, 2007 and 2006 respectively. The interest expense for the fiscal year ended December 31, 2007 includes the amortization of the debt discount on the Series C and D notes of $11,823 (Cdn$12,645), the amortization of the 15% repayment premium of the Series D note of $1,833 (Cdn$1,961) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $196,568 (Cdn$210,235). The interest expense for the fiscal year ended December 31, 2006 includes the amortization of the debt discount on the Series C and D notes of $11,161 (Cdn$12,645), the amortization of the 15% repayment premium of the Series D note of $1,731 (Cdn$1,961) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $185,561 (Cdn$210,235). The remaining interest expense for the fiscal years ended December 31, 2007 and 2006 consist of the stated interest rate on the principal amount of the then outstanding notes.

Income Taxes

At December 31, 2007, we had $5,592,000 United States tax net operating losses that will expire in the years 2019 through to 2027. As at December 31, 2007, we had Canadian tax non-capital losses of approximately $22,704,000 that will expire in the years 2008 through 2027. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2007 and 2006 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is uncertain.

Net Loss

Our net loss was $3,357,597 and $3,304,275 for the fiscal years ended December 31, 2007 and 2006 respectively. The increase in net loss of $53,322, or 2%, was primarily attributable to an increase in gross profits of approximately $153,000, development costs of approximately $104,000, consulting fees of approximately $118,000, professional fees of approximately $100,000, travel costs of approximately $92,000, gain on disposal of property and equipment of approximately $60,000, meals and entertainment expenses of approximately $31,000, regulatory fees of approximately $13,000 and tradeshow costs of approximately $10,000. There were corresponding decreases in stock-based compensation expenses of approximately $103,000, salaries of approximately $95,000, investor relation expenses of approximately $15,000 and amortization expenses of approximately $14,000.

Since inception through December 31, 2007, we incurred aggregate net losses of $50 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of December 31, 2007, we had $1,606,448 in cash and cash equivalents and working capital of $886,798 and as of December 31, 2006, we had $3,160,476 in cash and cash equivalents and working capital of $2,459,898.

Operating Activities

Our operating activities resulted in net cash outflows of $2.1 million and $1.8 million for the fiscal years ended December 31, 2007 and 2006 respectively. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $1,526 for the fiscal year ended December 31, 2007. During the fiscal year ended 2007, we received proceeds of $21,000 from the sale of property and equipment and spent $22,526 on property and equipment purchased during the period. Investing activities resulted in net cash outflows of $7,545 for the fiscal year ended December 31, 2006. During the fiscal year ended 2006, we received proceeds of $342 from the sale of property and equipment and spent $7,887 on property and equipment purchased during the period. The investing activities in fiscal 2007 and 2006 were limited due to our cash conservation plans. At December 31, 2007, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $104,507 for the fiscal year ended December 31, 2007 from the exercise of stock options.

Financing activities resulted in net cash inflows of $2.8 million for the fiscal year ended December 31, 2006 from the issuance of common shares and share purchase warrants in a private placement transaction and the exercise of stock options.

Debt Obligations

As at December 31, 2007, we have $12,134,695 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Maturity
	as at December 31,	Date
	2007
Series C notes payable	$5,975,756	December 31, 2009	(1)
Series D notes payable	715,323	December 31, 2009	(1)
Series E notes payable	865,730	December 31, 2009	(1)
Series F convertible note payable	193,832	December 31, 2009	(1)
Series G notes payable	516,627	December 31, 2009	(1)
Series H notes payable	551,481	December 31, 2009	(1)
Innovatia Inc. promissory note payable	3,315,946	as discussed below
	12,134,695

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

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,315,946 (Cdn$3,287,097) of principal and accrued interest is outstanding at December 31, 2007. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2007 was 6%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $228,667 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2007, the current portion due on the promissory note is $464,694 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2007, the non-current portion of the promissory note eligible for prepayment is $2,851,252 (Cdn$2,826,446) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 9,746,365 common shares.

As at December 31, 2007, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 10,041,655 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2008. Management projects that we may require an additional $1.25 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies and small and medium sized business enterprises. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from telecommunications providers in 2008 generated through the replacement of legacy voicemail systems or new deployments by such providers.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2007, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

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

Revenues from consulting and maintenance are recognized rateably over the term of the arrangement, generally one year, and revenues from training are generally recognized as the services are performed.

From time to time we enter into multiple contracts with a single customer or group of related parties. We reference AICPA Technical Practice Aid 5100.39, Software Revenue Recognition for Multiple-Element Arrangements when making our assessment if multiple agreements or contracts with a customer should be considered separate arrangements or one multiple-element arrangement.

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

Stock-Based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (“FAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the year ended 2007 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect the impact of FAS 123(R).

Income Tax

During the first quarter of 2007, we adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this SFAS 157 does not require any new fair value measurements. However, the application of this SFAS 157 will change current practice, effective for fiscal periods beginning after November 15, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This SFAS 159 is effective for fiscal periods beginning after November 15, 2007. We do not believe that the adoption of this standard will have a material impact on our consolidated results of operations, cash flows or financial position upon adoption.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51” (“SFAS160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, presentation and disclosure of SFAS 160 shall be applied retrospectively for all periods presented. We do not believe the adoption of this standard will have a material impact on our consolidated results of operations, cashflows or financial position until adoption.

Item 7.	Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-KSB

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.

Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

Voice Mobility International, Inc.
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voice Mobility International, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring net losses and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,	/s/ Ernst & Young LLP
March 24, 2008	Chartered Accountants

Voice Mobility International, Inc.
CONSOLIDATED BALANCE SHEETS
[See Note 1 - Basis of Presentation]
As at December 31	(expressed in U.S. dollars)

	2007	2006
	$	$
ASSETS [note 6]
Current
Cash and cash equivalents	1,606,448	3,160,476
Accounts receivable [note 3]	100,702	32,000
Other receivables	14,318	13,909
Prepaid expenses	65,451	42,718
Inventory	1,828	-
Total current assets	1,788,747	3,249,103

Deferred contract costs [note 7]	81,631	81,631
Deferred finance costs [note 6]	428,117	546,239
Property and equipment, net [note 5]	34,391	22,492
Total assets	2,332,886	3,899,465

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable [note 7]	203,134	184,976
Accrued liabilities [note 7]	161,150	149,281
Employee related payables	72,971	59,675
Current portion of promissory note payable [note 7]	464,694	395,273
Total current liabilities	901,949	789,205

Deferred revenue [note 7]	391,565	333,068
Notes payable [note 6]	8,818,749	7,027,949
Promissory note payable [note 7]	2,851,252	2,277,228
Total liabilities	12,963,515	10,427,450
Commitments and contingencies [note 11]

Stockholders' deficiency [note 9]
Common stock, $0.001 par value, authorized 100,000,000
56,842,571 outstanding [2006 – 55,739,134]	56,843	55,739
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	42,151,402	41,502,645
Accumulated deficit	(49,939,895)	(46,582,298)
Other accumulated comprehensive loss	(2,898,980)	(1,504,072)
Total stockholders' deficiency	(10,630,629)	(6,527,985)
Total liabilities and stockholders' deficiency	2,332,886	3,899,465

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in U.S. dollars)

	2007	2006
	$	$

Sales [note 4]	245,206	94,000
Cost of sales	24,807	26,195
Gross profit	220,399	67,805

Operating expenses [note 9[c]]
Sales and marketing	715,564	364,590
Research and development	898,721	921,518
General and administrative	1,170,810	1,307,640
	2,785,095	2,593,748
Loss from operations	2,564,696	2,525,943
Interest income	(84,802)	(42,567)
Interest expense	877,703	820,899
Net loss	3,357,597	3,304,275

Basic and diluted loss per share [note 8]	(0.06)	(0.07)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Year ended December 31	(expressed in U.S. dollars)

							Other
	Common Stock		Series A Preferred Stock		Additional		Accumulated
	Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Total
	#	$	#	$	$	$	$	$

Balance, December 31, 2005	48,368,134	48,368	1	1	38,012,541	(43,278,023)	(1,572,637)	(6,789,750)
Common stock issued pursuant to private placement,	6,931,000	6,931	-	-	2,832,287	-	-	2,839,218
net of share issue costs of $124.530
Common stock issued pursuant to exercise of stock options	40,000	40	-	-	9,867	-	-	9,907
Common stock issued on exchange of exchangeable shares	400,000	400	-	-	(400)	-	-	-
Stock based compensation	-	-	-	-	648,350	-	-	648,350
Components of comprehensive loss:
Net loss	-	-	-	-	-	(3,304,275)	-	(3,304,275)
Foreign currency translation loss	-	-	-	-	-	-	68,565	68,565
Total comprehensive loss								(3,235,710)
Balance, December 31, 2006	55,739,134	55,739	1	1	41,502,645	(46,582,298)	(1,504,072)	(6,527,985)
Common stock issued on exchange of exchangeable shares	512,500	513	-	-	(513)	-	-	-
Common stock issued pursuant to exercise of stock options	590,937	591	-	-	103,916	-	-	104,507
Stock based compensation	-	-	-	-	545,354	-	-	545,354
Components of comprehensive loss:
Net loss	-	-	-	-	-	(3,357,597)	-	(3,357,597)
Foreign currency translation loss	-	-	-	-	-	-	(1,394,908)	(1,394,908)
Total comprehensive loss								(4,752,505)
Balance, December 31, 2007	56,842,571	56,843	1	1	42,151,402	(49,939,895)	(2,898,980)	(10,630,629)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in U.S. dollars)

	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss	(3,357,597)	(3,304,275)
Non-cash items included in net loss
Amortization of property and equipment	20,088	33,441
Amortization of deferred finance costs	198,402	187,292
Non-cash interest expense	11,823	11,161
Stock based compensation	545,354	648,350
Gain on disposal of property and equipment	(66,404)	(342)
Net change in operating assets and liabilities [note 12]	582,958	585,931
Cash used in operating activities	(2,065,376)	(1,838,442)

INVESTING ACTIVITIES
Purchase of property and equipment	(22,526)	(7,887)
Proceeds on sale of property and equipment	21,000	342
Cash used in investing activities	(1,526)	(7,545)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of share issue cost	-	2,839,218
Proceeds on exercise of stock options	104,507	9,907
Cash provided by financing activities	104,507	2,849,125

Effect of change in foreign exchange rate on cash
and cash equivalents	408,367	26,624

Increase (decrease) in cash and cash equivalents	(1,554,028)	1,029,762
Cash and cash equivalents, beginning of year	3,160,476	2,130,714
Cash and cash equivalents, end of year	1,606,448	3,160,476

See accompanying notes

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

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

The Company incurred a net loss of $3,357,597 for the year ended December 31, 2007 [2006 - $3,304,275] and has a total shareholders' deficiency of $10,630,629 [2006 - $6,527,985] that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2007, the Company received net proceeds of $104,507 in connection with the exercise of outstanding options. In fiscal 2006, the Company received net proceeds of $2.8 million in connection with equity financing and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

The Company recognizes revenue in accordance with Statement of Position SOP 97-2, "Software Revenue Recognition" ("SOP 97-2") and Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104").

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

Revenues from consulting and maintenance are recognized ratably over the term of the arrangement, generally one year, and revenues from training are generally recognized as the services are performed.

From time to time the Company enters into multiple contracts with a single customer or group of related parties. The Company references AICPA Technical Practice Aid 5100.39, Software Revenue Recognition for Multiple-Element Arrangements when making their assessment if multiple agreements or contracts with a customer should be considered separate arrangements or one multiple-element arrangement.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Financial instruments

The Company's financial instruments consists of cash and cash equivalents, accounts receivable, other receivables, accounts payable, employee related payables, notes payable, and promissory notes payable. Unless otherwise stated the fair value of the financial instruments approximates their carrying value. The Company has not entered into any derivative contracts.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock-based compensation

During the first quarter of 2006, the Company implemented the following critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

The Company adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the year ended 2006 and 2007 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect the impact of FAS 123(R).

Income taxes

During the first quarter of 2007, the Company adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, the Company began accounting for income tax under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this SFAS 157 does not require any new fair value measurements. However, the application of this SFAS 157 will change current practice, effective for fiscal periods beginning after November 15, 2007. The Company does not believe that the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial position upon adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This SFAS 159 is effective for fiscal periods beginning after November 15, 2007. The Company does not believe that the adoption of this standard will have a material impact on its consolidated results of operations, cash flows or financial position upon adoption.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51” (“SFAS160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, presentation and disclosure of SFAS 160 shall be applied retrospectively for all periods presented. The Company does not believe the adoption of this standard will have a material impact on its consolidated results of operations, cashflows or financial position until adoption.

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

Amounts owing from four customers comprised 100% of the gross accounts receivable balance at December 31, 2007. Amounts owing from one customer comprised 100% of the gross accounts receivable balance at December 31, 2006.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

4. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates in one major line of business, the development, manufacture and marketing of enhanced messaging software systems.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Other	Total

2007	-	245,206		245,206
2006	-	62,000	32,000	94,000

Sales from technical training and support services to one customer comprised 88% of revenue and revenue from three customers comprise 12% of revenue in 2007. Sales from technical training and support services to two customers comprised 100% of revenue in 2006.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

5. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

2007
Computer equipment	2,393,244	2,376,930	16,314
Computer software	677,114	670,330	6,784
Office equipment and furniture	151,609	146,277	5,332
Leasehold improvements	37,204	31,243	5,961
	3,259,171	3,224,780	34,391

2006
Computer equipment	2,356,362	2,350,354	6,008
Computer software	565,313	564,781	532
Office equipment and furniture	185,095	178,662	6,433
Leasehold improvements	31,153	21,634	9,519
	3,137,923	3,115,431	22,492

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

6. NOTES PAYABLE

	2007		2006
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,975,756	5,923,767	4,756,438	5,543,153
Series D notes payable	715,323	709,100	571,535	666,067
Series E notes payable	865,730	858,198	695,210	810,198
Series F convertible note payable	193,832	192,145	154,573	180,139
Series G notes payable	516,627	512,132	411,989	480,132
Series H notes payable	551,481	546,683	438,204	510,683
	8,818,749	8,742,025	7,027,949	8,190,372

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont’d)

SERIES C NOTES PAYABLE

	2007		2006
	US$	Cdn$	US$	Cdn$

Principal	4,678,227	4,637,526	3,979,343	4,637,526
Unamortized debt discount	(19,395)	(19,226)	(24,745)	(28,838)
	4,658,832	4,618,300	3,954,598	4,608,688
Accrued interest	1,316,924	1,305,467	801,840	934,465
	5,975,756	5,923,767	4,756,438	5,543,153

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred stock were settled in full in exchange for the issuance of Series C notes, common stock and Class T share purchase warrants. The Class T share purchase warrants are exercisable for a period of five years at an exercise price of $0.43 (Cdn$0.425) per share. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $3,300,127 (Cdn$4,454,841) was allocated to the notes and $272,379 (Cdn$367,685) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 980,137 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $1.11 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $502,894 (Cdn$588,082) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense. The remaining balance of the discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series C notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company's earnings before interest, tax, depreciation and amortization. 68% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES D NOTES PAYABLE

	2007		2006
	US$	Cdn$	US$	Cdn$

Principal	504,388	500,000	429,037	500,000
Repayment premium	75,658	75,000	64,356	75,000
Unamortized debt discount	(6,119)	(6,065)	(7,807)	(9,098)
	573,927	568,935	485,586	565,902
Accrued interest	141,396	140,165	85,949	100,165
	715,323	709,100	571,535	666,067

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D notes and 574,999 Class R share purchase warrants to four stockholders, one of whom was a director of the Company. The warrants are exercisable for a period of five years at an exercise price of $0.43 (Cdn$0.425) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d].

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $75,658 (Cdn$75,000) was recorded as an increase to the notes balance and as a deferred financing cost. The deferred financing cost was being amortized to interest expense over the 27-month term to maturity. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the notes and $85,932 (Cdn$116,000) was allocated to the warrants in aggregate. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 120,221 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $1.11 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $61,683 (Cdn$72,133) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense. The remaining balance of the deferred financing cost and discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series D notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 8% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES E NOTES PAYABLE

	2007		2006
	US$	Cdn$	US$	Cdn$

Principal	605,266	600,000	514,845	600,000
Repayment premium	90,790	90,000	77,227	90,000
	696,056	690,000	592,072	690,000
Accrued interest	169,674	168,198	103,138	120,198
	865,730	858,198	695,210	810,198

During the months of November and December 2003, the Company issued an aggregate of $457,754 (Cdn$600,000) Series E notes to two stockholders. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $69,418 (Cdn$90,000) was recorded as an increase to the notes balance and expensed immediately as interest since the notes were due on demand.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 144,266 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $1.11 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $74,021 (Cdn$86,560) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series E notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 10% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES F CONVERTIBLE NOTE PAYABLE

	2007		2006
	US$	Cdn$	US$	Cdn$

Principal	151,392	150,075	128,776	150,075
Accrued interest	42,440	42,070	25,797	30,064
	193,832	192,145	154,573	180,139

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

On September 19, 2005, the Company amended the maturity date, conversion date and repayment provision in exchange for the issuance of 31,684 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $1.11 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $16,256 (Cdn$19,010) and extension of the conversion feature from June 17, 2006 to December 31, 2009 of $20,096 (Cdn$23,500) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

SERIES G NOTES PAYABLE

	2007		2006
	US$	Cdn$	US$	Cdn$

Principal	403,511	400,000	343,230	400,000
Accrued interest	113,116	112,132	68,759	80,132
	516,627	512,132	411,989	480,132

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G notes to two shareholders.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 84,448 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $1.11 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $43,329 (Cdn$50,669) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series G notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

SERIES H NOTES PAYABLE

	2007		2006
	US$	Cdn$	US$	Cdn$

Principal	453,949	450,000	386,134	450,000
Accrued interest	97,532	96,683	52,070	60,683
	551,481	546,683	438,204	510,683

During the months of March and May 2005, the Company issued an aggregate of $367,227 (Cdn$450,000) Series H notes to three stockholders.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

6. NOTES PAYABLE (cont'd.)

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 89,244 Class Z share purchase warrants. The Class Z share purchase warrants are exercisable for a period of three years at an exercise price of $1.11 (Cdn$1.10) per share. The warrants also include a call feature at the option of the Company that is described in Note 9[d]. The relative fair value of warrants of $45,789 (Cdn$53,546) were estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series H notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

7. PROMISSORY NOTE PAYABLE

The Company believes Innovatia Inc. (“Innovatia”), a wholly owned subsidiary of Aliant Inc. (“Aliant”) has not complied with the terms of the development agreement and the software license agreement that gave rise to the promissory note payable and the other related assets and liabilities as described below. As a result, the Company has corresponded with Aliant to discuss a proposed settlement. Any settlement, which could differ materially from the amounts currently reported, will be recorded in the period it occurs.

Promissory Note Payable (Note 11[b])

	2007		2006
	US$	Cdn$	US$	Cdn$

Principal	2,450,163	2,428,847	2,084,132	2,428,847
Accrued interest	865,783	858,250	588,369	685,685
	3,315,946	3,287,097	2,672,501	3,114,532
Less current portion	464,694	460,651	395,273	460,651
	2,851,252	2,826,446	2,277,228	2,653,881

On December 28, 2001, the Company issued Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at December 31, 2007 was 6%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $228,667 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

7. PROMISSORY NOTE PAYABLE (cont’d)

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at December 31, 2007, the current portion due on the promissory note is $464,694 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at December 31, 2007, the non-current portion of the promissory note eligible for prepayment is $2,851,252 (Cdn$2,826,446) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 9,746,365 common shares.

As at December 31, 2007, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 10,041,655 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

The Company continues to accrue for interest; however, there has been no activity in terms of repayment of the promissory note since March 2002.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

7. PROMISSORY NOTE PAYABLE (cont’d)

Other Related Assets and Liabilities

In addition to the promissory note payable, the Company’s financial statements include certain Canadian dollar denominated assets and liabilities. Each balance originated in connection with either the initial development agreement with Innovatia or the three-year software license agreement with Aliant that was signed on June 19, 2002. The Company received an initial payment from Aliant immediately after signing the software license agreement to deliver certain software products and services however, the deployment of product did not occur as planned. The U.S. dollar equivalent of these assets and liabilities as reported in the Company’s financial statements is as follows:

	2007	2006
	$	$
Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	70,309	59,805
Accounts payable to Innovatia for GST and PST on
development services	102,878	87,509
Deferred revenue	391,565	333,068

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

8. LOSS PER SHARE

The following table sets forth the computation of loss per share:

	2007	2006
	$	$

Numerator:
Net loss attributable to common stockholders	(3,357,597)	(3,304,275)

Denominator:
Weighted average number of common stock outstanding	56,501,964	48,836,909
Weighted average number of common stock issuable
on exercise of Exchangeable Shares	9,829	698,801
Weighted average number of common stock
equivalents outstanding	56,511,793	49,535,710

Basic and diluted loss per share	(0.06)	(0.07)

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company at any time at the option of the stockholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic loss per share. During 2007, holders of the Exchangeable Shares exchanged 512,500 Exchangeable Shares into 512,500 common shares of the Company for no additional consideration. As at December 31, 2007, nil Exchangeable Shares are outstanding [2006 – 512,500].

For the years ending December 31, 2007 and 2006, the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

9. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

[b] Common stock

2007

Exchangeable Shares

During 2007, a holder of the Exchangeable Shares exchanged 512,500 Exchangeable Shares into 512,500 common shares of the Company for no additional consideration.

Stock Options

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont’d)

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

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

Activity under the Plan is as follows:

		Options Outstanding
				Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2005	777,197	7,138,776	$0.14 – $3.29	$0.74
Options granted	(1,269,135)	1,269,135	$0.43 – $0.70	$0.58
Shares authorized	2,000,000	-	-	-
Options expired	803,866	(803,866)	$0.32 – $2.56	$1.38
Options exercised	-	(40,000)	$0.24	$0.24
Balance, December 31, 2006	2,311,928	7,564,045	$0.14 – $1.70	$0.64
Options granted	(2,420,500)	2,420,500	$0.23 - $0.61	$0.37
Options expired	396,250	(396,250)	$0.16 – $0.28	0.19
Options forfeited	1,272,474	(1,272,474)	$0.23 – $1.11	$0.73
Options exercised	-	(590,937)	$0.16 – $0.28	$0.19
Balance, December 31, 2007	1,560,152	7,724,884	$0.23 – $1.31	$0.71

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Range of	Outstanding at	Average	Remaining	Exercisable at	Average
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise
Prices	2007	Price	Life (years)	2007	Price

$0.23 - $0.50	2,775,334	$0.36	3.64	1,060,528	$0.29
$0.51 - $1.00	3,193,900	$0.80	2.48	2,713,469	$0.73
$1.01 - $1.31	1,755,650	$1.10	1.63	1,737,733	$1.10
	7,724,884	$0.71	2.70	5,511,730	$0.76

As at December 31, 2007, 7,724,884 [2006 - 7,564,045] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.70 [2006 – Cdn$0.74] .

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Impact of Adoption of FAS 123(R)

At December 31, 2007, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the year ended December 31, 2007 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the year ended December 31, 2007 includes stock-based compensation expense related to employees of $545,354 [2006 - $630,999] and stock-based-compensation expense related to a consultant of $nil [2006 - $17,351] reported in the statement of operations as follows:

	2007	2006
	$	$
Stock-based compensation
Sales and marketing	95,384	90,504
Research and development	119,535	156,974
General and administrative	330,435	400,872
Total stock-based compensation	545,354	648,350

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the year ended December 31, 2007 and 2006 was estimated using the Black-Scholes option pricing model.

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

	2007	2006

Expected life of employee stock options (in years)	3.0	3.0
Weighted average volatility	79%	97%
Expected volatility	78% - 80%	82% - 106%
Risk-free interest rate	4.03% - 4.66%	3.84% - 4.18%
Dividend yields	0%	0%
Weighted average fair value of stock options under
employee stock option plans granted during the period	$0.16	$0.36

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

Stock-based Payment Award Activity

A summary of option activity under the Plan as of December 31, 2007, and changes during the year ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$

Outstanding at January 1, 2007	7,564,045	0.64
Granted	2,420,500	0.37
Expired	(396,250)	0.19
Forfeited	(1,272,474)	0.73
Exercised	(590,937)	0.19
Outstanding at December 31, 2007	7,724,884	0.71	2.70	47,578
[Vested or expected to vest at
December 31, 2007]	7,495,447	0.71	2.70	47,578
Exercisable at December 31, 2007	5,511,730	0.76	1.59	9,268

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,443,000 options that were in-the-money at December 31, 2007. The weighted-average grant date fair value of options granted during the year ended December 31, 2007 and 2006 was $0.15 and $0.37, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted Average
		Grant-Date Fair Value
		$

Nonvested at January 1, 2007	2,129,365	0.43
Granted	1,565,500	0.17
Vested	(1,481,711)	0.45
Nonvested at December 31, 2007	2,213,154	0.23

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

9. SHARE CAPITAL (cont'd.)

As of December 31, 2007, there was $509,025 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.09 years. The total fair value of shares vested during the year ended December 31, 2007 was $545,354.

[d] Warrants

The Company has the following common stock warrants outstanding:

	Outstanding			Forfeited	Outstanding	Exercise
	at January 1	Issued	Exercised	or Cancelled	at December 31	Price	Expiry
	#	#	#	#	#	Cdn$	Date

2007
Class R warrants	574,999	-	-	-	574,999	0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	-	1,176,470	0.425	Sep. 8/08
Class T warrants	3,198,350	-	-	-	3,198,350	0.425	Sep. 8/08
Class U warrants	466,875	-	-	466,875	-	1.36	Mar. 4/07
Class V warrants	4,000,000	-	-	4,000,000	-	1.14	May 31/07
Class W warrants	76,923	-	-	76,923	-	1.00	Aug. 26/07
Class W warrants	1,229,450	-	-	1,229,450	-	1.00	Sep. 21/07
Class X warrants	2,063,560		-	-	2,063,560	1.10	Jun. 26/08
Class Y warrants	70,000		-	-	70,000	1.10	Aug. 18/08
Class Z warrants	1,450,000		-	-	1,450,000	1.10	Sep. 18/08
Class A warrants	3,465,500	-	-	-	3,465,500	0.65	Dec 19/09
	17,772,127	-	-	5,773,248	11,998,879

2006
Class R warrants	574,999	-	-	-	574,999	0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	-	1,176,470	0.425	Sep. 8/08
Class T warrants	3,198,350	-	-	-	3,198,350	0.425	Sep. 8/08
Class U warrants	466,875	-	-	-	466,875	1.36	Mar. 4/07
Class V warrants	2,000,000	-	-	2,000,000	-	1.14	May 31/06
Class V warrants	4,000,000	-	-	-	4,000,000	1.14	May 31/07
Class W warrants	76,923	-	-	-	76,923	1.00	Aug. 26/07
Class W warrants	1,229,450	-	-	-	1,229,450	1.00	Sep. 21/07
Class X warrants	2,063,560		-	-	2,063,560	1.10	Jun. 26/08
Class Y warrants	70,000		-	-	70,000	1.10	Aug. 18/08
Class Z warrants	1,450,000		-	-	1,450,000	1.10	Sep. 18/08
Class A warrants	-	3,465,500	-	-	3,465,500	0.65	Dec 19/09
	16,306,627	3,465,500	-	2,000,000	17,772,127

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

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

Call Feature
$

Class R, S and T warrants	$1.29 (Cdn$1.275)
Class X, Y and Z warrants	$2.02 (Cdn$2.00)
Class A warrants	$1.31 (Cdn$1.30)

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

10. INCOME TAXES

The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The Company is also subject to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2007	2006
	$	$

Tax recovery at U.S. statutory rates	(1,182,000)	(1,156,000)
Higher effective income taxes of
Canadian subsidiary	24,000	(4,000)
Change in valuation allowance	144,000	(58,000)
Change in tax rate applied in valuation
allowance	246,000	462,000
Imputed interest	256,000	247,000
Non-deductible expenses	512,000	509,000
Income tax expense (recovery)	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

10. INCOME TAXES (cont'd.)

Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2007	2006
	$	$

Net operating loss carry forwards	8,218,000	9,010,000
Property and equipment	1,399,000	1,378,000
Unrealized foreign exchange	(1,298,000)	(727,000)
Debt discount accretion	110,000	99,000
Financing fees	-	37,000
Deferred revenue	106,000	103,000
Other	6,000	5,000
Total deferred tax assets	8,541,000	9,905,000
Valuation allowance	(8,541,000)	(9,905,000)
Net deferred tax assets	-	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

10. INCOME TAXES (cont'd.)

The non-capital and net operating loss carry forwards expire as follows:

$

Canada
2008	9,230,000
2009	2,797,000
2010	2,277,000
2014	2,816,000
2015	1,893,000
2026	1,809,000
2027	1,882,000
Total Canada	22,704,000
U.S.
2019	28,000
2020	2,673,000
2021	2,339,000
2022	259,000
2023	-
2024	293,000
2025	-
2026	-
2027	-
Total US	5,592,000
28,296,000

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

11. COMMITMENTS AND CONTINGENCIES

[a] The Company leases two premises under operating leases, both of which expire in 2008. The minimum lease payments are as follows:

$

2008	73,434
73,434

The rental expense charged to the consolidated statements of operations in 2007 amounted to $157,508 [2006 -$147,118].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

December 31, 2007	(expressed in U.S. dollars)

11. COMMITMENTS AND CONTINGENCIES (cont'd.)

[b] On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia, Aliant and the Company. The aggregate amount of the claim sought is Cdn$3,786,611. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has additional disclosure regarding the relationship with Innovatia and Aliant in note 7 above. The Company has made no additional provision in the financial statements on the belief that the probability of a loss is remote. Any unaccrued amount the Company may be obligated to pay, if any, in connection with this claim will be recorded in the period the claim is resolved.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2007	2006
	$	$

Accounts receivable	(22,886)	(27,000)
Other receivables	1,877	(5,479)
Prepaid expenses	(23,187)	(8,568)
Inventory	(1,846)	-
Accounts payable	(11,013)	35,401
Accrued liabilities	(13,243)	(24,211)
Employee related payables	(12,543)	(5,637)
Accrued interest on promissory notes payable	161,553	145,641
Accrued interest on notes payable	504,246	475,784
	582,958	585,931

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T).	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and our Company's chief executive officer. Based upon that evaluation, our Company's president and our Company's chief executive officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

          1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets and our consolidated entities;

          2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and our directors; and

          3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, no system of internal control over financial reporting, including those determined to be effective, may prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2007, our Company's internal control over financial reporting was effective.

Our Independent Registered Chartered Accountants have not issued an attestation report on our internal control over financial reporting pursuant to the temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management's report for the year ended December 31, 2007.

No change in our internal control over financial reporting occurred as of the end of the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer and Director	51	August 2001
Morgan Sturdy(1)(2)(4)	Director	55	April 2000
Gary Donahee(2)(3)(5)	Chairman of the Board of Directors, Director	61	Chairman of the Board of Directors - June 2006; October 2003
David Raffa(1)(3)(4)	Director	49	March 2006
Gerry Butters(5)	Director	64	July 2006
Sherman Henderson(3)(5)	Director	65	June 2007
William H. Laird(1)	Director	60	June 2007

(1)	Members of our Audit Committee
(2)	Members of our Corporate Governance Committee
(3)	Members of our Compensation Committee
(4)	Members of our Strategic / Finance Planning Committee
(5)	Members of our Sales Committee

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

Sherman Henderson - Director

Mr. Henderson currently serves as President and CEO of Lightyear Network Solutions and has served for the past four years as Chairman of the Board of COMPTEL, a US telecommunications industry association with over 400 members, including among others: Sprint, Qwest, BellSouth, ALLTEL, and Level 3. Mr. Henderson received a Bachelor of Arts degree in Business Administration from Florida State University.

William H. Laird - Director

Mr. Laird is a venture capitalist and served for the past fifteen years as director to several start-up companies. Mr. Laird is president of W.H. Laird Holdings Ltd., and director and secretary of Tech-Crete Processors Ltd., Piccadilly Place Mall Inc., and Exel Construction Ltd. These companies encompass manufacturing, construction, and property development and leasing.

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

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
William H. Laird	1(1)	1(1)	Nil
Gerry Butters	1(2)	1(2)	1(2)
Sherman Henderson	1(2)	1(2)	1(2)

(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% shareholder, as applicable, failure to file a Form 3 – Initial Statement of Beneficial Ownership of Securities.

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

Nomination Procedures For Appointment of Directors

As of March 1, 2008, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors that were otherwise disclosed in our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 19, 2007.

Audit Committee

We have a standing Audit Committee which currently consists of David Raffa, Morgan Sturdy and William Laird, all of whom are non-employee directors of our Company. All of the members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the Audit Committee on April 26, 2002 and was formed in February, 2000.

Audit Committee Financial Expert

The Securities Exchange Act require the board to determine if a member of its Audit Committee is an "audit committee financial expert." According to these requirements, an Audit Committee member can be designated an Audit Committee financial expert only when the Audit Committee member satisfies specified qualification requirements, such as experience (or "experience actively supervising" others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our Company's financial statements. Such qualifications may be acquired through specified means of experience or education. While the board has confidence in the ability and the effectiveness of its Audit Committee, the board has determined that no current Audit Committee member qualifies as an Audit Committee financial expert. However, the board believes that the current members of the Audit Committee are qualified and collectively have sufficiently extensive financial training and experience to carry out the duties and responsibilities of the Audit Committee. A vacancy remains on the board due to the resignation of Ken Miller in November 2007. The board desires to fill this vacancy with a person satisfying the requirements for an Audit Committee financial expert, assuming that such individual satisfies such other criteria that the board believes are important for an individual to make a meaningful contribution to the deliberations of the board as a whole.

Item 10.	Executive Compensation.

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Annual Compen- sation ($)(2)	Total ($)
Randy Buchamer Chief Executive Officer (3)	2007 2006	201,755 176,320	N/A N/A	N/A N/A	Nil 148,644	Nil Nil	Nil Nil	6,053 5,290	207,808 330,254
Mike Seeley Director of Channel Sales (4)	2007 2006	110,095 N/A	N/A N/A	N/A N/A	52,774 N/A	Nil N/A	Nil N/A	4,035 N/A	166,904 N/A
Rob Collins Director of Marketing (5)	2007 2006	108,191 90,098	N/A N/A	N/A N/A	18,972 24,219	Nil Nil	Nil Nil	6,053 5,290	133,216 119,607
James J. Hutton President(6)	2007 2006	52,961 138,852	N/A N/A	N/A N/A	N/A 48,438	Nil Nil	Nil Nil	2,018 5,290	54,979 192,580

(1) Reflects the grant date fair value calculated in accordance with FAS 123(R). See "Notes to Financial Statement – Summary of Significant Accounting Policies – Stock Based Compensation" for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2) Mr. Buchamer, Mr. Seeley, Mr. Collins and Mr. Hutton "All Other Compensation" consists of car allowance of $504 (Cdn$500) per month.

(3) Compensation was paid to Mr. Buchamer by VMI, our operating subsidiary. Mr. Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an indefinite term employment agreement on August 16, 2001. He receives a salary of $201,755 (Cdn$200,000) per year plus a car allowance of $504 (Cdn$500) per month.

(4) Compensation was paid to Mr. Seeley by VMI, our operating subsidiary. Mr. Seeley, Director of Channel Sales entered into an indefinite term employment agreement on April 2, 2007. He receives a salary of $105,922 (Cdn$105,000) per year plus and office allowance of $404 (Cdn$400) per month and a car allowance of $504 (Cdn$500) per month. During 2007, Mr. Seeley also received a draw on commission of $4,035 (Cdn$4,000) per month.

(5) Compensation was paid to Mr. Collins by VMI, our operating subsidiary. Mr. Collins, Director of Marketing entered into an indefinite term employment agreement on January 19, 2000. He receives a salary of $111,974 (Cdn$111,000) per year plus a car allowance of $504 (Cdn$500) per month.

(6) Compensation was paid to Mr. Hutton by VMI, our operating subsidiary. Mr. Hutton served as our Chief Executive Officer from April 1, 1998 to August 15, 2001. Mr. Hutton was appointed as our President on June 29, 2001 to April 5, 2007. He received a salary of $52,961 (Cdn$52,500) in 2007 plus a car allowance of $504 (Cdn$500) per month. Mr. Hutton resigned as President on April 5, 2007.

Stock Option Grants in 2007 to Named Executive Officers

During 2007, we did not grant stock option awards to our Chief Executive Officer and President pursuant to our Second Amended and Restated 1999 Stock Option Plan.

During 2007, the compensation committee voted to issue a total of 2,420,500 options to other employees, consultants and directors. The exercise price was the closing price on the date of grant and ranged from Cdn$0.23 to Cdn$0.61 per share. 945,500 options will vest over a three-year period, 300,000 option will vest over a two-year period, 925,000 options will vest over a one-year period and 250,000 options vested immediately from the grant date. The options were granted to 15 employees. The grants ranged in size from 250,000 to 18,000 with the average being 54,635. 1,000,000 options were granted to independent directors and nil options were granted to consultants.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our Chief Executive Officer that were outstanding as of December 31, 2007.

Option Awards						Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Randy Buchamer (1)	1,476,691	374,609	N/A	0.78 (1)	5 years from grant	N/A	N/A	N/A	N/A
Mike Seeley (2)	80,365	269,635	N/A	0.27 (2)	5 years from grant	N/A	N/A	N/A	N/A
Rob Collins (3)	295,000	92,200	N/A	0.60 (3)	5 years from grant	N/A	N/A	N/A	N/A
James J. Hutton	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) Includes a grant made on February 13, 2003 for 83,000 options at an exercise price of $0.37 (Cdn$0.37) per share; a grant made on March 18, 2004 for 658,800 options at an exercise price of $0.86 (Cdn$0.85) per share; a grant made on February 16, 2005 for 108,800 options at an exercise price of $0.66 (Cdn$0.65) per share; a grant made on August 24, 2005 for 491,900 options at an exercise price of $1.00 (Cdn$0.99) per share; a grant made on March 30, 2006 for 108,800 options at an exercise price of $0.80 (Cdn$0.79) per share and a grant made on August 22, 2006 for 400,000 options at an exercise price of $0.50 (Cdn$0.50) per share.

(2) Includes a grant made on July 24, 2007 for 350,000 options at an exercise price of $0.27 (Cdn$0.27) per share.

(3) Includes a grant made on February 13, 2003 for 44,000 options at an exercise price of $0.37 (Cdn$0.37) per share; a grant made on March 18, 2004 for 54,400 options at an exercise price of $0.86 (Cdn$0.85) per share; a grant made on February 16, 2005 for 54,400 options at an exercise price of $0.66 (Cdn$0.65) per share; a grant made on April 6, 2005 for 75,000 options at an exercise price of $0.71 (Cdn$0.70) per share; a grant made on March 30, 2006 for 54,400 options at an exercise price of $0.80 (Cdn$0.79) per share; a grant made on February 20, 2007 for 55,000 options at an exercise price of $0.46 (Cdn$0.46) per share and a grant made on July 24, 2007 for 50,000 options at an exercise price of $0.27 (Cdn$0.27) per share.

Aggregate Option Exercises in 2007 by Executive Officers

The following table provides information as to options exercised, if any, by each of the named executive officers in 2007 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our common stock on December 31, 2007 ($0.35) .

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2007		Value of Unexercised In-the -Money Options at December 31, 2007 (1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy Buchamer	312,500	7,881	1,476,691	374,609	nil	nil
Mike Seeley	Nil	Nil	80,365	269,635	1,701 (2)	2,180 (3)
Rob Collins	60,000	4,842	295,000	92,200	6,239 (4)	20,932 (5)
James J. Hutton(6)	N/A	N/A	N/A	N/A	N/A	N/A

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2007 ($0.35 per share on OTC Bulletin Board) and the exercise price of the individual's options.

(2) Of the exercisable options, 80,365 options have an exercise price of $0.27.

(3) Of the unexercisable options, 269,635 options have an exercise price of $0.27.

 (4) Of the exercisable options, 21,918 options have an exercise price of $0.27.

(5) Of the unexercisable options, 28,082 options have an exercise price of $0.27.

(6) Mr. Hutton resigned as President on April 5, 2007.

Compensation of the Company's Directors

Our non-employee directors are granted incentive stock options. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gary Donahee	Nil	Nil	7,539	N/A	N/A	N/A	7,539
Morgan Sturdy	Nil	Nil	7,539	N/A	N/A	N/A	7,539
Robert Neal (1)	Nil	Nil	7,539	N/A	N/A	N/A	7,539
David Raffa	Nil	Nil	7,539	N/A	N/A	N/A	7,539
Kenneth R Miller (2)	Nil	Nil	25,131	N/A	N/A	N/A	25,131
Gerry Butters	Nil	Nil	22,618	N/A	N/A	N/A	22,618
Sherman	Nil	Nil	37,696	N/A	N/A	N/A	37,696
Henderson
William H. Laird	Nil	Nil	7,539	N/A	N/A	N/A	7,539

(1) Mr. Neal resigned as Director on November 16, 2007.

(2) Mr. Miller resigned as Director on November 19, 2007.

Employment Agreement with Our Named Executive Officers

Randy Buchamer, Chief Executive Officer of our Company and our subsidiary, entered into an employment agreement on August 16, 2001. Except for any accrued salary, Mr. Buchamer is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Buchamer's employment as Chief Executive Officer, or in connection with Mr. Buchamer's responsibilities following a change in control. During the year ended December 31, 2007, Mr. Buchamer received a salary of $201,755 (Cdn$200,000) plus a car allowance of $504 (Cdn$500) per month.

Mike Seeley, Director of Channel Sales, entered into an employment agreement on April 2, 2007. Except for any accrued salary, Mr. Seeley is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Seeley's employment as Director of Channel Sales, or in connection with Mr. Seeley's responsibilities following a change in control. During the year ended December 31, 2007, Mr. Seeley received a salary of $74,586 (Cdn$73,938), a draw on commission of $32,281 (Cdn$32,000), a car allowance of $4,035 (Cdn$4,000) and an office allowance of $ 3,228 (Cdn$3,200).

Rob Collins, Director of Marketing, entered into an employment agreement on January 19, 2000. Except for any accrued salary, Mr. Collins is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Collins's employment as Director of Marketing, or in connection with Mr. Collins’s responsibilities following a change in control. During the year ended December 31, 2007, Mr. Collins received a salary of $108,191 (Cdn$107,250) plus a car allowance of $504 (Cdn$500) per month.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 1, 2008 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 1, 2008, we had outstanding approximately 56,842,571 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William H. Laird c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	4,211,988 (2)	7.4%
William E. Krebs c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	3,598,585 (3)	6.3%
Randy Buchamer c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	1,942,702 (4)	3.3%
Gary Donahee c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	613,607 (5)	1.1%
Morgan Sturdy c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	544,376 (6)	**%
David Raffa c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	363,607 (7)	**%
Gerry Butters c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	221,518 (8)	**%
Sherman Henderson c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	96,518 (9)	**%
Directors and Executive Officers as a Group(7 persons)	7,994,317 (10)	13.3%

** Less than 1%

(1) Based on 56,842,571 shares of common stock issued and outstanding as of March 1, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities, including those securities convertible or exercisable within 60 days. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 339,000 shares and 22,141 share purchase warrants exercisable within the next 60 days owned by Mr. Laird's wife. Includes 400,000 shares owned by Grey Friars Rentals Ltd. of which Mr. Laird is a shareholder. Includes options to acquire an aggregate of 19,304 shares of our common stock and share purchase warrants to acquire an aggregate of 407,133 shares of our common stock exercisable within the next 60 days

(3) Includes 2,593,131 shares and 431,836 share purchase warrants exercisable within the next 60 days owned by Margit Kristiansen, Mr. Krebs' wife. Includes 200,000 shares held in a self-directed registered retirement savings plan. Also includes stock options to acquire an aggregate of 225,000 shares of our common stock exercisable within the next 60 days. Also includes share purchase warrants to acquire an aggregate of 9,618 shares of our common stock exercisable within the next 60 days.

(4) Includes options to acquire an aggregate of 1,592,702 shares of our common stock and share purchase warrants to acquire an aggregate of 12,500 shares of our common stock exercisable within the next 60 days.

(5) Includes options to acquire an aggregate of 363,607 shares of our common stock exercisable within the next 60 days.

(6) Includes options to acquire an aggregate of 313,607 shares of our common stock exercisable within the next 60 days.

(7) Includes options to acquire an aggregate of 338,607 shares of common stock exercisable within the next 60 days.

(8) Includes options to acquire an aggregate of 221,518 shares of common stock exercisable within the next 60 days.

(9) Includes options to acquire an aggregate of 96,518 shares of common stock exercisable within the next 60 days.

(10) Includes share purchase warrants to acquire an aggregate of 2,945,864 shares of common stock and options to acquire 496,556 shares of our common stock, all exercisable within 60 days.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Other than as described under the heading "Executive Compensation", no director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Corporate Governance

We currently act with seven directors, consisting of Randy Buchamer, Morgan Sturdy, Gary Donahee, David Raffa, Gerry Butters, Sherman Henderson and William Laird. We have determined that Morgan Sturdy, Gary Donahee, David Raffa, Gerry Butters, Sherman Henderson and William Laird are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15).

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

Audit Committee

Our Audit Committee consists of David Raffa, Morgan Sturdy and William Laird, all of whom are non-employee directors of our Company. All of the members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered chartered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The Audit Committee of the board of directors was formed in February 2000 and adopted its charter on April 26, 2002.

Compensation Committee

The Compensation Committee currently consists of Gary Donahee, David Raffa and Sherman Henderson, all of whom are non-employee directors of our Company. All of the members of our Compensation Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Compensation Committee reviews and approves annual salaries, bonuses and other forms and items of compensation for our senior officers and employees. Except for plans that are, in accordance with their terms or as required by law, administered by the board of directors or another particularly designated group, the Compensation Committee also administers and implements all of our stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommends changes or additions to those plans, and reports to the board of directors on compensation matters. The Compensation Committee was formed in February 2000 and adopted its charter on March 30, 2006. To the extent required by law, a separate committee of disinterested parties administers the Second Amended and Restated 1999 Stock Option Plan.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading "Certain Relationships and Related Transactions, and Director Independence", none of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2007 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

On July 24, 2007, we issued 50,000 stock options to each of Gary Donahee, William Laird, Robert Neal, David Raffa and Morgan Sturdy and we issued 250,000 stock options to each Gerry Butters, Sherman Henderson and Ken Miller in consideration for their respective services as directors of our Company. Options granted to Gary Donahee, William Laird, Robert Neal, David Raffa, Morgan Sturdy and Sherman Henderson have an exercise price of Cdn$0.27 per share, options granted to Gerry Butters have an exercise price of Cdn$0.60 and options granted to Ken Miller have an exercise price of Cdn$0.59 and is further disclosed in this annual report under the heading "Compensation of the Company's Directors". Other than reimbursement for travel expenses incurred in connection with attending our directors' meetings, our Company did not pay any other fees to our directors during the year ended December 31, 2007.

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

10.5	Form of Subscription Agreement dated December 19, 2006, between our company and 52 investors who participated in the Cdn$3,425,500 private placement.(6)
10.6	Form of Subscription Agreement dated December 19, 2006, between our company and BC Advantage Funds (VCC) Ltd. (6)
10.7	Finder's Subscription Agreement dated December 19, 2006, between our company and Raymond James Ltd. (6)
14.1	Code of Ethics. (5)
31*	Section 302 Certification of Randy Buchamer, dated March 31, 2008

32*	Section 906 Certification of Randy Buchamer, dated March 31, 2008

21.1*	Subsidiaries of our company

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

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended December 31, 2007 and 2006 as follows:

	2007	2006
Audit Fees	$95,000	$85,000
Audit Related Fees	-	-
Tax Fees	11,000	9,000
All Other Fees	1,000	1,000
Total Fees	$107,000	$95,000

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

All Other Fees. There were no other fees paid to Ernst & Young LLP.

The Securities and Exchange Commission requires that, before Ernst & Young LLP is engaged by our Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

- approved by our Company's Audit Committee; or

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy G. Buchamer	Chief Executive Officer and Director	March 31, 2008
Randy G. Buchamer	(Principal Executive Officer and
Principal Financial Officer)

By: /s/ Harry Chan	Controller	March 31, 2008
Harry Chan	(Principal Accounting Officer)

By: /s/ Morgan P. Sturdy	Director	March 31, 2008
Morgan P. Sturdy

By: /s/ David Raffa	Director	March 31, 2008
David Raffa

By: /s/ Sherman Henderson	Director	March 31, 2008
Sherman Henderson

By: /s/ William Laird	Director	March 31, 2008
William Laird