Form 10-Q
period 2008-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2008-05-15
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period

Commission file number 0-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 - 4190 Lougheed Hwy
Burnaby, British Columbia, Canada V5C 6A8
(Address of principal executive offices)

(604) 482-0000
(Registrant's telephone number)

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

Yes [ x ] No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]   No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

56,842,571 common shares issued and outstanding as at May 1, 2008.

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Interim Consolidated Financial Statements (Unaudited)
a)	Consolidated Balance Sheets – March 31, 2008 and December 31, 2007
b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended March 31, 2008 and 2007
c)	Consolidated Statements of Cash Flows – Three Months Ended March 31, 2008 and 2007
d)	Notes to the Consolidated Financial Statements – March 31, 2008
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
Item 6. Exhibits
Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Basis of Presentation)

As at	March 31,	December 31,
	2008	2007
	$	$
ASSETS (note 2)
Current
Cash and cash equivalents	957,130	1,606,448
Accounts receivable	51,109	100,702
Other receivables	11,400	14,318
Prepaid expenses	67,945	65,451
Inventory [goods held for sale]	20,563	1,828
Total current assets	1,108,147	1,788,747

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	361,756	428,117
Property and equipment [net of accumulated amortization: March 31, 2008 –
$3,066,899; December 31, 2007 - $3,224,780]	27,941	34,391
Total assets	1,579,475	2,332,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	204,742	203,134
Accrued liabilities (note 3)	120,083	161,150
Employee related payables	92,077	72,971
Current portion of promissory note payable (note 3)	448,759	464,694
Total current liabilities	865,661	901,949

Deferred revenue (note 3)	378,137	391,565
Notes payable (note 2)	8,650,336	8,818,749
Promissory note payable (note 3)	2,792,293	2,851,252
Total liabilities	12,686,427	12,963,515
Commitments and contingencies (note 6)

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
56,842,571 outstanding [2007 - 56,842,571]	56,843	56,843
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	42,271,506	42,151,402
Accumulated deficit	(50,921,540)	(49,939,895)
Other accumulated comprehensive loss	(2,513,762)	(2,898,980)
Total stockholders' deficiency	(11,106,952)	(10,630,629)
Total liabilities and stockholders' deficiency	1,579,475	2,332,886

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2008	2007
	$	$

Sales	85,370	42,319
Cost of sales	32,021	1,439
Gross profit	53,349	40,880

Operating expenses (note 4[c])
Sales and marketing	331,808	83,201
Research and development	233,412	203,682
General and administrative	250,054	340,355
	815,274	627,238
Loss from operations	761,925	586,358
Interest income	(10,685)	(24,554)
Interest expense	230,405	197,427
Net loss for the period	981,645	759,231
Foreign currency translation loss/(gains)	(385,218)	72,213
Comprehensive loss for the period	596,427	831,444

Basic and diluted loss per share (note 4[d])	(0.02)	(0.01)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the period	(981,645)	(759,231)
Non-cash items included in net loss
Amortization of property and equipment	5,446	4,426
Amortization of deferred finance costs	52,832	45,275
Non-cash interest expense	3,148	2,698
Stock based compensation	120,104	163,668
Gain on disposal of property and equipment	(8,400)	-
	(808,515)	(543,164)
Net change in operating assets and liabilities	192,910	102,339
Cash used in operating activities	(615,605)	(440,825)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,368)	(9,649)
Proceed on sales of property and equipment	8,400
Cash provided by (used) in investing activities	7,032	(9,649)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	35,668
Cash provided by financing activities	-	35,668

Effect of change in foreign exchange rate on cash and cash	(40,745)	21,499
equivalents

Decrease in cash and cash equivalents	(649,318)	(393,307)
Cash and cash equivalents, beginning of period	1,606,448	3,160,476
Cash and cash equivalents, end of period	957,130	2,767,169

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2008
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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $761,925 for the three-months ended March 31, 2008 and has a total stockholders’ deficiency of $11,106,952 as at March 31, 2008 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2006, the Company received net proceeds of $2.8 million in connection with the issuance of equity financing and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	March 31, 2008		December 31, 2007
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,863,290	6,018,667	5,975,756	5,923,767
Series D notes payable	701,248	719,831	715,323	709,100
Series E notes payable	847,701	870,165	865,730	858,198
Series F convertible note payable	190,101	195,139	193,832	192,145
Series G notes payable	506,683	520,110	516,627	512,132
Series H notes payable	541,313	555,658	551,481	546,683
	8,650,336	8,879,570	8,818,749	8,742,025

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $1.12 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $1.12 (Cdn$1.15) per share at any time before December 31, 2009.

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

	March 31, 2008		December 31, 2007
	US$	Cdn$	US$	Cdn$

Principal	2,366,144	2,428,847	2,450,163	2,428,847
Accrued interest	874,908	898,093	865,783	858,250
	3,241,052	3,326,940	3,315,946	3,287,097
Less current portion	448,759	460,651	464,694	460,651
	2,792,293	2,866,289	2,851,252	2,826,446

On December 28, 2001, the Company issued Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2008 was 5.25%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $220,826 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2008, the current portion due on the promissory note is $448,759

(Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2008, the non-current portion of the promissory note eligible for prepayment is $2,792,293 (Cdn$2,866,289) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 9,246,094 common shares.

As at March 31, 2008, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 9,541,383 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	March 31, 2008	December 31, 2007
	$	$

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	67,898	70,309
Accounts payable to Innovatia for GST and PST on
development services	99,350	102,878
Deferred revenue	378,137	391,565

See note 6 – Commitments and Contingencies for more details.

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

Activity under the Plan is as follows:

		Options Outstanding
			Exercise	Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2007	1,560,152	7,724,884	$0.22 – $1.27	$0.71
Options expired	254,000	(254,000)	$0.36	$0.36
Options forfeited	47,857	(47,857)	$0.26 – $0.87	$0.50
Balance, March 31, 2008	1,862,009	7,423,027	$0.22 – $1.27	$0.70

As at March 31, 2008, 7,423,027 (December 31, 2007 – 7,724,884) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.70 (December 31, 2007 -Cdn$0.70) ..

[c] Stock-based Compensation Plan

At March 31, 2008, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Compensation cost recognized in the three-month periods ended March 31, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month periods ended March 31, 2007 and 2008 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three-month period ended March 31, 2008 includes stock-based compensation expense related to employees of $120,104 [March 31, 2007 - $163,668] reported in the statement of operations as follows:

	March 31,	March 31,
	2008	2007
	$	$

Stock-based compensation:
Sales and marketing	26,449	19,549
Research and development	27,836	37,121
General and administrative	65,819	106,998
Total stock-based compensation	120,104	163,668

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month period ended March 31, 2008 and 2007 was estimated using the Black-Scholes option pricing model. There were no stock-based awards granted for the three-month period ended March 31, 2008.

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

	Three Months ended
	March 31, 2008	March 31, 2007
	$	$

Expected life of employee stock options (in years)	-	3.0
Weighted average volatility	-	78%
Expected volatility	-	78%
Risk-free interest rate	-	4.03%
Dividend yields	-	0%
Weighted average fair value of stock options under
employee stock option plans granted during the period	-	$0.21

Stock-based Payment Award Activity

A summary of option activity under the Plan as of March 31, 2008, and changes during the three-month period ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$

Outstanding at January 1, 2008	7,724,884	0.71
Expired	(254,000)	0.36
Forfeited	(47,857)	0.50
Outstanding at March 31, 2008	7,423,027	0.70	2.54	60,791
[Vested or expected to vest at	7,202,556	0.70	2.54	60,791
March 31, 2008]
Exercisable at March 31, 2008	5,862,336	0.71	1.52	19,409

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 525,000 options that were in-the-money at March 31, 2008. The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2007 was $0.21. No options were granted during the three-month period ended March 31, 2008.

A summary of the status of the Company’s nonvested shares as of March 31, 2008 and changes during the three-month period ended March 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted Average
		Grant-Date Fair Value
		$

Nonvested at January 1, 2008	2,213,154	0.23
Vested	(652,463)	0.23
Nonvested at March 31, 2008	1,560,691	0.23

As of March 31, 2008, there was $358,959 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the three-month period ended March 31, 2008 was $120,104.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months ended:

	March 31,	March 31,
	2008	2007
	$	$
Numerator:

Net loss for the period	(981,645)	(759,231)

Denominator:

Weighted average number of common stock outstanding	56,842,571	56,283,471
Weighted average number of common stock issuable on exercise of
exchangeable shares	-	39,861
Weighted average number of common stock equivalents
outstanding	56,842,571	56,323,332

Basic and diluted loss per share	(0.02)	(0.01)

[e] Warrants

As at March 31, 2008, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	Cdn$	Date of Expiry

Class R warrants	574,999	0.425	September 8, 2008
Class S warrants	1,176,470	0.425	September 8, 2008
Class T warrants	3,198,350	0.425	September 8, 2008
Class X warrants	2,063,560	1.10	June 26, 2008
Class Y warrants	70,000	1.10	August 18, 2008
Class Z warrants	1,450,000	1.10	September 18, 2008
Class A warrants	3,465,500	0.65	December 19, 2009
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

Call Feature
Cdn$

Class R, S and T warrants	1.275
Class X, Y and Z warrants	2.00
Class A warrants	1.30

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

5. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

7. NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2008, the Company adopted Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this SFAS 157 does not require any new fair value measurements. In February 2008, the Financial Accounting Standards Board delayed for one year the effective date of adoption with respect to certain non-financial assets and liabilities. The adoption of this standard does not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

During the first quarter of 2008, the Company adopted Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard does not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to consolidated interim unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that are included on page º of this quarterly report.

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

During the year ended December 31, 2007, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the Three-Month Periods ended March 31, 2008 and March 31, 2007:

Sales

Sales for the three-month period ended March 31, 2008 were $85,370, compared to $42,319 for the three-month period ended March 31, 2007. Sales for the three-month period ended March 31, 2008 were from support services provided to Avaya, product license sales, hardware and software product sales and installation and training services. Sales for the three-month period ended March 31, 2007 were from support services provided to Avaya, our channel partner, and product license sales.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended March 31, 2008, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $32,021 and $1,439 for the three-month periods ended March 31, 2008 and 2007 respectively. Cost of sales for the three-month period ended March 31, 2008 were related to hardware and software costs as well as costs incurred while providing support services and training to Avaya. Cost of sales for the three-month period ended March 31, 2007 were related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended March 31, 2008 were $815,274 compared to $627,238 for the three-month period ended March 31, 2007. The increase in total costs of $188,036, or 30%, was primarily attributable to an increase in salaries of approximately $87,000, travel costs of approximately $49,000, consulting fees of approximately $37,000, development costs of approximately $30,000, meals and entertainment expenses of approximately $11,000, tradeshow costs of approximately $6,000, telecommunication expenses of approximately $6,000 and rent expenses of approximately $6,000. There was a corresponding decrease in stock-based compensation expenses of approximately $44,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $331,808 and $83,201 for the three-month periods ended March 31, 2008 and March 31, 2007 respectively, representing an increase of $248,607 or 299%. The increase was primarily attributable to an increase in salaries of approximately $102,000, consulting fees of approximately $54,000, travel costs of approximately $49,000, meals and entertainment of approximately $12,000, stock-based compensation expenses of approximately $7,000, tradeshow costs of approximately $6,000, telecommunication expenses of approximately $5,000, promotion expenses of approximately $5,000 and investor relation expenses of approximately $4,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $233,412 and $203,682 for the three-month periods ended March 31, 2008 and March 31, 2007 respectively, representing an increase of $29,730 or 15%. The increase was primarily due to an increase in development costs of approximately $30,000, consulting fees of approximately $4,000 and rent expenses of approximately $3,000. There was a corresponding decrease in stock-based compensation expenses of approximately $9,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $250,054 and $340,355 for the three month periods ended March 31, 2008 and March 31, 2007 respectively, representing a decrease of $90,301 or 27%. The decrease was primarily attributed to a decrease in stock-based compensation expenses of approximately $41,000, consulting fees of approximately $22,000, salaries of approximately $17,000 and professional fees of approximately $9,000.

Interest Expense

Our interest expense was $230,405 and $197,427 for the three-month periods ended March 31, 2008 and 2007 respectively. The interest expense for the three-month period ended March 31, 2008 includes the amortization of the debt discount on the Series C and D promissory notes of $3,148 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $488 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $52,344 (Cdn$52,559). The interest expense for the three-month period ended March 31, 2007 includes the amortization of the debt discount on the Series C and D promissory notes of $2,698 (Cdn$3,161), the amortization of the 15%

repayment premium of the Series D promissory note of $418 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $44,857 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $981,645 and $759,231 for the three-month periods ended March 31, 2008 and 2007 respectively. The increase in net loss of $222,414, or 29%, was primarily attributable to increases in salaries of approximately $87,000, travel costs of approximately $49,000, consulting fees of approximately $37,000, interest expenses of approximately $33,000, development costs of approximately $30,000, gross profits of approximately $12,000, meals and entertainment expenses of approximately $11,000, tradeshow costs of approximately $6,000, telecommunication expenses of approximately $6,000 and rent expenses of approximately $6,000. There were corresponding decreases in stock-based compensation expenses of approximately $44,000 and interest income of approximately $14,000.

Since inception through March 31, 2008, we have incurred aggregate net losses of approximately $50.9 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2008, we had $957,130 in cash and cash equivalents and net working capital of $242,486.

Operating Activities

Our operating activities resulted in net cash outflows of $0.6 million for the three-month period ended March 31, 2008. Our operating activities resulted in net cash outflows of $2.1 million for the fiscal year ended December 31, 2007. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $7,032 for the three-month period ended March 31, 2008. Investing activities resulted in net cash outflows of $1,526 for the fiscal year ended December 31, 2007. The investing activities in fiscal 2008 and 2007 were limited due to our cash conservation plans. At March 31, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $nil for the three-month period ended March 31, 2008. Financing activities resulted in net cash inflows of $104,507 for the fiscal year ended December 31, 2007 from the exercise of options.

Debt Obligations

As at March 31, 2008, we have $11,891,388 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Maturity
	as at March 31, 2008	Date
Series C notes payable	$5,863,290	December 31, 2009 (1)
Series D notes payable	701,248	December 31, 2009 (1)
Series E notes payable	847,701	December 31, 2009 (1)
Series F convertible note payable	190,101	December 31, 2009 (1)
Series G notes payable	506,683	December 31, 2009 (1)
Series H notes payable	541,313	December 31, 2009 (1)
Innovatia Inc. promissory note payable	3,241,052	as discussed below
	$11,891,388

     (1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 2 to the unaudited interim consolidated financial statements.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,241,052 (Cdn$3,326,940) of principal and accrued interest is outstanding at March 31, 2008. The promissory note bears interest at prime plus 1% (prime rate at March 31, 2008 was 5.25%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $220,826 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2008, the current portion due on the promissory note is $448,759 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2008, the non-current portion of the promissory note eligible for prepayment is $2,792,293 (Cdn$2,866,289) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 9,246,094 common shares.

As at March 31, 2008, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 9,541,383 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2008. Management projects that we may require an additional $2.0 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies and small and medium sized business enterprises. We have implemented significant cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers in 2008 generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

Fair Value Measurements

During the first quarter of 2008, we adopted Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this SFAS 157 does not require any new fair value measurements. In February 2008, the Financial Accounting Standards Board delayed for one year the effective date of adoption with respect to certain non-financial assets and liabilities. The adoption of this standard does not have a material impact on our consolidated results of operations, cash flows or financial position.

During the first quarter of 2008, we adopted Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard does not have a material impact on our consolidated results of operations, cash flows or financial position.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

  support our planned rapid growth and carry out our business plan,

  develop new or enhanced services and technologies,

  increase our marketing efforts,

  acquire complementary businesses or technologies,

  respond to regulatory requirements, and

  respond to competitive pressures or unanticipated requirements.

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

Since inception through March 31, 2008, we have incurred aggregate net losses of approximately $50.9 million. Our loss from operations for the three month period ended March 31, 2008 was $0.7 million and the fiscal year ended December 31, 2007 was $2.6 million. We also incurred an operating loss since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,241,052 (Cdn$3,326,940) of principal and accrued interest is outstanding at March 31, 2008. The promissory note is repayable each quarter at the lesser of $220,826 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at March 31, 2008, the current portion due on the promissory note is $448,759 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at March 31, 2008, the non-current portion of the promissory note eligible for prepayment is $2,792,293 (Cdn$2,866,289) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 9,246,094 common shares. As at March 31, 2008, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 9,541,383 shares of common stock.

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

We shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our Company was structured. Instead of selling and supporting the customer directly, we will utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. Instead of being dependent on a small number of customers for the sales of our products as we were in our previous fiscal years, we are currently dependent on our channel partners for sales of our products. If our channel partners are unable to generate significant sales of our products or we are unable to expand the number of channel partner relationships, our business, financial condition and results of operations would be materially and adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chief executive officer. Based upon that evaluation, our Company’s chief executive officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at May 1, 2008 except as noted below. We anticipate that, from time to time, we periodically may become subject to additional legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the below matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

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

10.5	Form of Subscription Agreement dated December 19, 2006, between our Company and 52 investors who participated in the Cdn$3,425,500 private placement.(6)
10.6	Form of Subscription Agreement dated December 19, 2006, between our Company and BC Advantage Funds (VCC) Ltd. (6)
10.7	Finder's Subscription Agreement dated December 19, 2006, between our Company and Raymond James Ltd. (6)
31*	Section 302 Certification of Randy Buchamer, dated May 15, 2008
32*	Section 906 Certification of Randy Buchamer, dated May 15, 2008

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

(3) Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(4) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(5) Previously submitted with our Form SB-2, as filed on October 20, 2005.

(6) Previously submitted with our Form 8-K, as filed on December 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Dated: May 15, 2008