Form 10-Q
period 2008-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2008-08-14
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [     ]     No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

56,842,571 common shares issued and outstanding as at August 1, 2008.

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets – June 30, 2008 and December 31, 2007

b)	Consolidated Statements of Operations and Comprehensive Loss - Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and 2007

c)	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2008 and 2007

d)	Notes to the Consolidated Financial Statements – June 30, 2008

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

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Basis of Presentation)

As at	June 30,	December 31,
	2008	2007
	$	$
ASSETS (note 2)
Current
Cash and cash equivalents	300,372	1,606,448
Accounts receivable	31,328	100,702
Other receivables	11,810	14,318
Prepaid expenses	44,125	65,451
Inventory [goods held for sale]	47,472	1,828
Total current assets	435,107	1,788,747

Deferred contract costs (note 3)	81,631	81,631
Deferred finance costs	312,144	428,117
Property and equipment [net of accumulated amortization: June 30, 2008 –
$3,092,784; December 31, 2007 - $3,224,780]	23,681	34,391
Total assets	852,563	2,332,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 3)	224,342	203,134
Accrued liabilities (note 3)	122,648	161,150
Employee related payables	63,245	72,971
Current portion of promissory note payable (note 3)	451,751	464,694
Total current liabilities	861,986	901,949

Deferred revenue (note 3)	380,659	391,565
Notes payable (note 2)	8,842,909	8,818,749
Promissory note payable (note 3)	2,845,061	2,851,252
Total liabilities	12,930,615	12,963,515
Commitments and contingencies (note 6)

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
56,842,571 outstanding [2007 - 56,842,571]	56,843	56,843
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding [2007 – 1]	1	1
Additional paid-in capital	42,372,651	42,151,402
Accumulated deficit	(51,925,410)	(49,939,895)
Other accumulated comprehensive loss	(2,582,137)	(2,898,980)
Total stockholders' deficiency	(12,078,052)	(10,630,629)
Total liabilities and stockholders' deficiency	852,563	2,332,886

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
	$	$	$	$

Sales	43,150	56,613	128,520	98,931
Cost of sales	3,771	-	35,792	1,439
Gross profit	39,379	56,613	92,728	97,492

Operating expenses (note 4[c])
Sales and marketing	352,652	156,918	684,460	240,118
Research and development	188,407	181,662	421,820	385,344
General and administrative	282,486	333,442	532,540	673,797
	823,545	672,022	1,638,820	1,299,259
Loss from operations	784,166	615,409	1,546,092	1,201,767
Interest income	(4,338)	(22,827)	(15,023)	(47,381)
Interest expense	224,041	212,480	454,446	409,908
Net loss for the period	1,003,869	805,062	1,985,515	1,564,294
Foreign currency translation (gains) losses	68,375	633,974	(316,843)	706,187
Comprehensive loss for the period	1,072,244	1,439,036	1,668,672	2,270,481

Basic and diluted loss per share (note 4[d])	(0.02)	(0.01)	(0.03)	(0.03)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the six months ended,
	June 30,	June 30,
	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the period	(1,985,515)	(1,564,294)
Non-cash items included in net loss
Amortization of property and equipment	10,933	9,038
Amortization of deferred finance costs	105,356	93,585
Non-cash interest expense	6,292	5,577
Stock based compensation	221,248	272,275
Gain on disposal of property and equipment	(8,400)	(105)
	(1,650,086)	(1,183,924)
Net change in operating assets and liabilities	358,600	230,219
Cash used in operating activities	(1,291,486)	(953,705)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,373)	(11,215)
Proceeds on sale of property and equipment	8,400	455
Cash provided by (used in) investing activities	6,027	(10,760)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	35,668
Cash provided by financing activities	-	35,668

Effect of change in foreign exchange rate on cash and cash	(20,617)	248,706
equivalents

Decrease in cash and cash equivalents	(1,306,076)	(680,091)
Cash and cash equivalents, beginning of period	1,606,448	3,160,476
Cash and cash equivalents, end of period	300,372	2,480,385

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The Company incurred an operating loss of $1,546,092 for the six-months ended June 30, 2008 and has a total stockholders’ deficiency of $12,078,052 as at June 30, 2008 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2006, the Company received net proceeds of $2.8 million in connection with the issuance of equity financing and the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. NOTES PAYABLE

	June 30, 2008		December 31, 2007
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,995,456	6,113,567	5,975,756	5,923,767
Series D notes payable	716,448	730,562	715,323	709,100
Series E notes payable	865,090	882,132	865,730	858,198
Series F convertible note payable	194,304	198,132	193,832	192,145
Series G notes payable	517,886	528,088	516,627	512,132
Series H notes payable	553,725	564,634	551,481	546,683
	8,842,909	9,017,115	8,818,749	8,742,025

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $1.13 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $1.13 (Cdn$1.15) per share at any time before December 31, 2009.

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

	June 30, 2008		December 31, 2007
	US$	Cdn$	US$	Cdn$

Principal	2,381,923	2,428,847	2,450,163	2,428,847
Accrued interest	914,889	932,912	865,783	858,250
	3,296,812	3,361,759	3,315,946	3,287,097
Less current portion	451,751	460,651	464,694	460,651
	2,845,061	2,901,108	2,851,252	2,826,446

On December 28, 2001, the Company issued Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2008 was 4.75%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $222,299 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2008, the current portion due on the promissory note is $451,751

(Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2008, the non-current portion of the promissory note eligible for prepayment is $2,845,061 (Cdn$2,901,108) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 14,505,540 common shares.

As at June 30, 2008, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,800,829 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	June 30, 2008	December 31, 2007
	$	$

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	68,351	70,309
Accounts payable to Innovatia for GST and PST on
development services	100,013	102,878
Deferred revenue	380,659	391,565

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

Activity under the Plan is as follows:

		Options Outstanding
	Shares		Exercise	Weighted
	Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2007	1,560,152	7,724,884	$0.23 – $1.27	$0.71
Options expired	254,000	(254,000)	$0.36	$0.36
Options forfeited	235,679	(235,679)	$0.26 – $0.87	$0.56
Balance, June 30, 2008	2,049,831	7,235,205	$0.23 – $1.27	$0.70

As at June 30, 2008, 7,235,205 (December 31, 2007 – 7,724,884) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.71 (December 31, 2007 - Cdn$0.70) .

[c] Stock-based Compensation Plan

At June 30, 2008, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Compensation cost recognized in the three-month and six-month period ended June 30, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month and six-month period ended June 30, 2007 and 2008 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three and six-month period ended June 30, 2008 includes stock-based compensation expense related to employees of $101,144 [June 30, 2007 - $108,607] and $221,248 [June 30, 2007 - $272,275] respectively reported in the statement of operations as follows:

	Three Months ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
	$	$	$	$
Stock-based compensation
Sales and marketing	21,270	16,498	47,719	36,047
Research and development	17,159	25,905	44,995	63,026
General and administrative	62,715	66,204	128,534	173,202
Total stock-based compensation	101,144	108,607	221,248	272,275

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month and six-month periods ended June 30, 2008 and 2007 was estimated using the Black-Scholes option pricing model. There were no stock-based awards granted for the three-month and six-month periods ended June 30, 2008.

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

	Three Months ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007

Expected life of employee stock
options (in years)	-	3.0	-	3.0
Weighted average volatility	-	78%	-	78%
Expected volatility	-	78%	-	78%
Risk-free interest rate	-	4.03%	-	4.03%
Dividend yields	-	0%	-	0%
Weighted average fair value of
stock options under employee
stock option plans granted
during the period	-	$0.23	-	$0.23

Stock-based Payment Award Activity

A summary of option activity under the Plan as of June 30, 2008, and changes during the six-month period ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$

Outstanding at January 1, 2008	7,724,884	0.71
Expired	(254,000)	0.36
Forfeited	(235,679)	0.56
Outstanding at June 30, 2008	7,235,205	0.70	2.3	-
[Vested or expected to vest at	7,020,312	0.70	2.3	-
June 30, 2008]
Exercisable at June 30, 2008	6,117,927	0.76	2.0	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the nil options that were in-the-money at June 30, 2008. The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2008 and 2007 was $nil and $0.23, respectively. No options were granted during the six-month period ended June 30, 2008.

A summary of the status of the Company’s nonvested shares as of June 30, 2008 and changes during the six-month period ended June 30, 2008, is presented below:

		Weighted Average
		Grant-Date Fair Value
Nonvested Shares	Shares	$

Nonvested at January 1, 2008	2,213,154	0.23
Granted	-	-
Vested	(1,095,876)	0.25
Nonvested at June 30, 2008	1,117,278	0.21

As of June 30, 2008, there was $234,628 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares vested during the six-month period ended June 30, 2008 was $221,248.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and six-months ended:

	Three Months ended		Six Months ended
	June 30		June 30
	2008	2007	2008	2007
Numerator:

Net loss for the period	$(1,003,869)	$(805,062)	$(1,985,515)	$(1,564,294)

Denominator:

Weighted average number of common stock outstanding	56,842,571	56,405,696	56,842,571	56,344,921
Weighted average number of common stock issuable on
exercise of exchangeable shares	-	-	-	19,820
Weighted average number of common stock equivalents
outstanding	56,842,571	56,405,696	56,842,571	56,364,741

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.03)

[e] Warrants

On June 19, 2008, the Company passed a Board of Directors resolution reducing the exercise price of the Class X share purchase warrants from Cdn$1.10 to Cdn$0.25 and extending the expiration date from June 26, 2008 to July 18, 2008.

As at June 30, 2008, the Company has the following common stock warrants outstanding:

	Number of	Exercise
	Common Shares	Price
	Issuable	Cdn$	Date of Expiry

Class R warrants	574,999	0.425	September 8, 2008
Class S warrants	1,176,470	0.425	September 8, 2008
Class T warrants	3,198,350	0.425	September 8, 2008
Class X warrants	2,063,560	0.25	July 18, 2008
Class Y warrants	70,000	1.10	August 18, 2008
Class Z warrants	1,450,000	1.10	September 18, 2008
Class A warrants	3,465,500	0.65	December 19, 2009
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

5. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2008. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations together with the consolidated interim unaudited financial statements and the notes to the consolidated interim unaudited financial statements included elsewhere in this filing. Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. Except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that commence on page 23 of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "Cdn$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

We are engaged in the development, sales and marketing of unified voice-messaging software through our wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

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

Results of Operations for the Three-Month Periods ended June 30, 2008 and June 30, 2007:

Sales

Sales for the three-month period ended June 30, 2008 were $43,150, compared to $56,613 for the three-month period ended June 30, 2007. Sales for the three-month period ended June 30, 2008 were from support services provided to Avaya, our sole channel partner, hardware and software product sales. Sales for the three-month period ended June 30, 2007 were from support services provided to Avaya and product license sales.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended June 30, 2008, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $3,771 and $nil for the three-month periods ended June 30, 2008 and 2007 respectively. Cost of sales for the three-month period ended June 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended June 30, 2008 were $823,545 compared to $672,022 for the three-month period ended June 30, 2007. The increase in total costs of $151,523, or 23%, was primarily attributable to an increase in salaries of approximately $107,000, travel costs of approximately $35,000, consulting fees of approximately $19,000, tradeshow costs of approximately $16,000, regulatory fees of approximately $14,000, meals and entertainment expenses of approximately $9,000 and development costs of approximately $6,000. There was a corresponding decrease in professional fees of approximately $55,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $352,652 and $156,918 for the three-month periods ended June 30, 2008 and June 30, 2007 respectively, representing an increase of $195,734 or 125%. The increase was primarily attributable to an increase in salaries of approximately $105,000, travel costs of approximately $38,000, consulting fees of approximately $22,000, tradeshow costs of approximately $16,000, meals and entertainment of approximately $9,000 and stock-based compensation expenses of approximately $5,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $188,407 and $181,662 for the three-month periods ended June 30, 2008 and June 30, 2007 respectively, representing an increase of $6,745 or 4%. The increase was primarily due to an increase in consulting fees of approximately $11,000, development costs of approximately $6,000, travel costs of approximately $2,000 and rent expenses of approximately $2,000. There were corresponding decreases in stock-based compensation expenses of approximately $9,000 and salaries of approximately $6,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $282,486 and $333,442 for the three month periods ended June 30, 2008 and June 30, 2007 respectively, representing a decrease of $50,956 or 15%. The decrease was primarily attributed to a decrease in professional fees of approximately $55,000 and consulting fees of approximately $14,000. There were corresponding increases in regulatory fees of approximately $14,000 and salaries of approximately $7,000.

Interest Expense

Our interest expense was $224,041 and $212,480 for the three-month periods ended June 30, 2008 and 2007 respectively. The interest expense for the three-month period ended June 30, 2008 includes the amortization of the debt discount on the Series C and D promissory notes of $3,144 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $485 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $52,038 (Cdn$52,559). The interest expense for the three-month period ended June 30, 2007 includes the amortization of the debt discount on the Series C and D promissory notes of $2,879 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $446 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $47,863 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $1,003,869 and $805,062 for the three-month periods ended June 30, 2008 and 2007 respectively. The increase in net loss of $198,807, or 25%, was primarily attributable to increases in salaries of approximately $107,000, travel costs of approximately $35,000, consulting fees of approximately $19,000, tradeshow costs of approximately $16,000, regulatory fees of approximately $14,000, interest expenses of approximately $11,000, meals and entertainment expenses of approximately $9,000 and development costs of approximately $6,000. There were corresponding decreases in professional fees of approximately $55,000, gross profits of approximately $17,000 and interest income of approximately $18,000.

Since inception through June 30, 2008, we have incurred aggregate net losses of approximately $51.9 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Six-Month Periods ended June 30, 2008 and June 30, 2007

Sales

Sales for the six-month period ended June 30, 2008 were $128,520 compared to $98,931 for the six-month period ended June 30, 2007. Sales for the six-month period ended June 30, 2008 were from support services provided to Avaya, our sole channel partner, product license sales, hardware and software product sales and installation and training services. Sales for the six-month period ended June 30, 2007 were from support services provided to Avaya and product license sales.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended June 30, 2008, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $35,792 and $1,439 for the six-month periods ended June 30, 2008 and 2007, respectively. Cost of sales for the six-month period ended June 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services to Avaya. Cost of sales for the six-month period ended June 30, 2007 were related to costs incurred while providing support services to Avaya.

Operating Expenses

Total operating expenses for the six-month period ended June 30, 2008 were $1,638,820 compared to $1,299,259 for the six-month period ended June 30, 2007. The increase in total costs of $339,561, or 26%, was primarily attributable to an increase in salaries of approximately $171,000, travel expenses of approximately $84,000, consulting fees of approximately $54,000, development costs of approximately $36,000, tradeshow costs of approximately $23,000, meals and entertainment expenses of approximately $19,000 and regulatory fees of approximately $14,000. There was a corresponding decrease in professional fees of approximately $67,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $684,460 and $240,118 for the six-month periods ended June 30, 2008 and June 30, 2007, respectively, representing an increase of $444,342 or 185%. The increase was primarily attributable to an increase in salaries of approximately $203,000, travel costs of approximately $86,000, consulting fees of approximately $76,000, tradeshow costs of approximately $23,000, meals and entertainment of approximately $20,000, stock-based compensation expenses of approximately $12,000, promotional costs of approximately $5,000, telecommunication expenses of approximately $5,000 and courier and freight expenses of approximately $5,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $421,820 and $385,344 for the six-month periods ended June 30, 2008 and June 30, 2007, respectively, representing an increase of $36,476 or 9%. The increase was primarily due to an increase in development costs of approximately $36,000, consulting fees of approximately $15,000 and rent expenses of approximately $3,000. There was a corresponding decrease in stock-based compensation expenses of approximately $18,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $532,540 and $673,797 for the six month periods ended June 30, 2008 and June 30, 2007, respectively, representing a decrease of $141,257 or 21%. The decrease was primarily attributed to a decrease in professional fees of approximately $67,000, stock-based compensation expenses of approximately $45,000 and consulting fees of approximately $37,000. There was a corresponding increase in regulatory fees of approximately $14,000.

Interest Expense

Our interest expense was $454,446 and $409,908 for the six-month periods ended June 30, 2008 and 2007, respectively. The interest expense for the six-month period ended June 30, 2008 included the amortization of the debt discount on the Series C and D promissory notes of $6,292 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $974 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $104,383 (Cdn$105,118). The interest expense for the six-month period ended June 30, 2007 included the amortization of the debt discount on the Series C and D promissory notes of $5,577 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $865 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $92,720 (Cdn$105,118).

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $1,985,515 and $1,564,294 for the six-month periods ended June 30, 2008 and 2007, respectively. The increase in net loss of $421,221, or 27%, was primarily attributable to an increase in salaries of approximately $171,000, travel expenses of approximately $84,000, consulting fees of approximately $54,000, stock-based compensation expenses of approximately $51,000, development costs of approximately $36,000, interest expenses of approximately $29,000, tradeshow costs of approximately $23,000, meals and entertainment expenses of approximately $19,000 and regulatory fees of approximately $14,000. There was a corresponding decrease in professional fees of approximately $67,000.

Since inception through June 30, 2008, we have incurred aggregate net losses of approximately $51.9 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2008, we had $300,372 in cash and cash equivalents and net working capital deficiency of $426,879.

Operating Activities

Our operating activities resulted in net cash outflows of $1.3 million for the six-month period ended June 30, 2008. Our operating activities resulted in net cash outflows of $2.1 million for the fiscal year ended December 31, 2007. The operating cash outflows for these periods included investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $6,027 for the six-month period ended June 30, 2008. Investing activities resulted in net cash outflows of $1,526 for the fiscal year ended December 31, 2007. The investing activities in fiscal 2008 and 2007 were limited due to our cash conservation plans. At June 30, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $nil for the six-month period ended June 30, 2008. Financing activities resulted in net cash inflows of $104,507 for the fiscal year ended December 31, 2007 from the exercise of options.

Debt Obligations

As at June 30, 2008, we have $12,139,721 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Maturity
	as at June 30, 2008	Date
Series C notes payable	$5,995,456	December 31, 2009 (1)
Series D notes payable	716,448	December 31, 2009 (1)
Series E notes payable	865,090	December 31, 2009 (1)
Series F convertible note payable	194,304	December 31, 2009 (1)
Series G notes payable	517,886	December 31, 2009 (1)
Series H notes payable	553,725	December 31, 2009 (1)
Innovatia Inc. promissory note payable	3,296,812	as discussed below
	$12,139,721

     (1) On September 19, 2005 we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 2 to the unaudited interim consolidated financial statements.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,296,812 (Cdn$3,361,759) of principal and accrued interest is outstanding at June 30, 2008. The promissory note bears interest at prime plus 1% (prime rate at June 30, 2008 was 4.75%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $222,299 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2008, the current portion due on the promissory note is $451,751 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2008, the non-current portion of the promissory note eligible for prepayment is $2,845,061 (Cdn$2,901,108) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 14,505,540 common shares.

As at June 30, 2008, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,800,829 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2008. Management projects that we may require an additional $2.7 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

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

Income Tax

During the first quarter of 2007, we adopted the following new critical accounting policy related to income tax. Beginning on January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

During the first quarter of 2008, we adopted Statement of Financial Accounting Standard No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard does not have a material impact on our consolidated results of operations, cash flows or financial position.

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

Since inception through June 30, 2008, we have incurred aggregate net losses of approximately $51.9 million. Our loss from operations for the six-month period ended June 30, 2008 was $1.5 million and the fiscal year ended December 31, 2007 was $2.6 million. We also incurred an operating loss since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,296,812 (Cdn$3,361,759) of principal and accrued interest is outstanding at June 30, 2008. The promissory note is repayable each quarter at the lesser of $222,299 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at June 30, 2008, the current portion due on the promissory note is $451,751 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at June 30, 2008, the non-current portion of the promissory note eligible for prepayment is $2,845,061 (Cdn$2,901,108) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 14,505,540 common shares. As at June 30, 2008, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,800,829 shares of common stock, resulting in significant dilution to our current shareholders.

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

Substantially all of our assets, and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-

dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer. Based upon that evaluation, our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at August 1, 2008 except as noted below. We anticipate that, from time to time, we periodically may become subject to additional legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the below matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 5, 2008 in Vancouver, British Columbia, Canada. There were 56,842,571 common shares of our company entitled to vote at the meeting, of which a total of 24,170,795 (42.3%) were represented at the meeting either in person or by proxy.

Two proposals were approved by the shareholders at the annual meeting. The first proposal asked shareholders to elect Randy G. Buchamer, David Raffa, William Laird and William Krebs as directors for a one-year term expiring on the day of the 2009 annual meeting of shareholders.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Randy G. Buchamer	21,411,447	2,011,848
David Raffa	23,190,977	232,318
William Laird	23,317,995	105,300
William Krebs	21,828,695	1,594,600

The second proposal asked shareholders to ratify the appointment of Ernst & Young LLP, Chartered Accountants, as independent registered public accounting firm for the year ending December 31, 2008 and to authorize the board of directors to fix the remuneration payable to the independent accountants.

VOTES FOR	VOTES AGAINST	ABSTENTIONS
22,465,500	0	957,794

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

10.5	Form of Subscription Agreement dated December 19, 2006, between our Company and 52 investors who participated in the Cdn$3,425,500 private placement.(6)
10.6	Form of Subscription Agreement dated December 19, 2006, between our Company and BC Advantage Funds (VCC) Ltd. (6)
10.7	Finder's Subscription Agreement dated December 19, 2006, between our Company and Raymond James Ltd. (6)

31*	Section 302 Certification of Randy Buchamer, dated August 14, 2008
32*	Section 906 Certification of Randy Buchamer, dated August 14, 2008

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

Dated: August 14, 2008