Form 10-Q
period 2008-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2008-11-14
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

56,842,571 common shares issued and outstanding as at November 1, 2008.

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Basis of Presentation)

As at	September 30,	December 31,
	2008	2007
	$	$
ASSETS (note 3)
Current
Cash and cash equivalents	25,973	1,606,448
Accounts receivable	127,233	100,702
Other receivables	9,693	14,318
Prepaid expenses	31,510	65,451
Inventory [goods held for sale]	53,566	1,828
Total current assets	247,975	1,788,747

Deferred contract costs (note 4)	81,631	81,631
Deferred finance costs	249,243	428,117
Property and equipment [net of accumulated amortization: September 30, 2008 –
$2,969,058; December 31, 2007 - $3,224,780]	19,805	34,391
Total assets	598,654	2,332,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable (note 4)	258,654	203,134
Accrued liabilities (note 4)	125,776	161,150
Employee related payables	63,928	72,971
Demand promissory note (note 2)	282,374	-
Current portion of promissory note payable (note 4)	432,861	464,694
Total current liabilities	1,163,593	901,949

Deferred revenue (note 4)	365,542	391,565
Notes payable (note 3)	8,603,774	8,818,749
Promissory note payable (note 4)	2,759,171	2,851,252
Total liabilities	12,892,080	12,963,515
Commitments and contingencies (note 7)

Stockholders' deficiency (note 5)
Common stock, $0.001 par value, authorized 100,000,000
56,842,571 outstanding [2007 - 56,842,571]	56,843	56,843
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding [2007 – 1]	1	1
Additional paid-in capital	42,453,009	42,151,402
Accumulated deficit	(52,746,620)	(49,939,895)
Other accumulated comprehensive loss	(2,056,659)	(2,898,980)
Total stockholders' deficiency	(12,293,426)	(10,630,629)
Total liabilities and stockholders' deficiency	598,654	2,332,886

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
	$	$	$	$

Sales	103,620	85,637	232,140	184,568
Cost of sales	82,295	17,128	118,087	18,567
Gross profit	21,325	68,509	114,053	166,001

Operating expenses (note 5[c])
Sales and marketing	293,918	226,683	978,378	466,802
Research and development	117,057	255,155	538,876	640,499
General and administrative	205,166	296,040	737,706	969,836
	616,141	777,878	2,254,960	2,077,137
Loss from operations	594,816	709,369	2,140,907	1,911,136
Interest income	(367)	(20,197)	(15,390)	(67,578)
Interest expense	226,760	226,877	681,206	636,785
Net loss for the period	821,209	916,049	2,806,723	2,480,343
Foreign currency translation (gains) losses	(525,478)	656,404	(842,321)	1,362,592
Comprehensive loss for the period	295,731	1,572,453	1,964,402	3,842,935

Basic and diluted loss per share (note 5[d])	(0.01)	(0.02)	(0.05)	(0.04)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the nine months ended,

	September 30,	September 30,
	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,806,723)	(2,480,343)
Non-cash items included in net loss
Amortization of property and equipment	16,627	14,349
Amortization of deferred finance costs	156,282	144,369
Non-cash interest expense	9,327	8,603
Stock based compensation	301,606	403,412
Gain on disposal of property and equipment	(8,400)	(105)
	(2,331,281)	(1,909,715)
Net change in operating assets and liabilities	483,154	524,600
Cash used in operating activities	(1,848,127)	(1,385,115)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,119)	(22,538)
Proceeds on sale of property and equipment	8,400	455
Cash provided by (used in) investing activities	3,281	(22,083)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	104,507
Proceeds on demand promissory notes payable	501,593	-
Repayment of demand promissory notes payable	(217,035)	-
Cash provided by financing activities	284,558	104,507

Effect of change in foreign exchange rate on cash and cash	(20,187)	390,312
equivalents

Decrease in cash and cash equivalents	(1,580,475)	(912,379)
Cash and cash equivalents, beginning of period	1,606,448	3,160,476
Cash and cash equivalents, end of period	25,973	2,248,097

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2008
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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

The Company incurred a loss of $2,806,723 for the nine-months ended September 30, 2008 and has a working capital deficiency of $915,618 and a total stockholders’ deficiency of $12,293,426 as at September 30, 2008 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In 2008, the Company received net proceeds of $284,558 (Cdn$300,000) in connection with the issuance of debt financing. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. DEMAND PROMISSORY NOTE

	September 30, 2008		December 31, 2007
	US$	Cdn$	US$	Cdn$

Principal	281,902	300,000	-	-
Accrued interest	472	502	-	-
	282,374	300,502	-	-

Between the months of August to September 2008, the Company issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $681,263 (Cdn$725,000). The demand promissory notes bears interest at prime plus 4% (prime rate at September 30, 2008 was 4.75%) and is repayable on demand. On September 24, 2008, the Company settled $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). As at September 30, 2008, the net principal amount outstanding was $281,902 (Cdn$300,000) and the Company had the capacity to draw an additional $187,935 (Cdn$200,000).

3. NOTES PAYABLE

	September 30, 2008		December 31, 2007
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,834,883	6,209,483	5,975,756	5,923,767
Series D notes payable	696,676	741,402	715,323	709,100
Series E notes payable	840,285	894,231	865,730	858,198
Series F convertible note payable	189,023	201,158	193,832	192,145
Series G notes payable	503,809	536,154	516,627	512,132
Series H notes payable	539,098	573,708	551,481	546,683
	8,603,774	9,156,136	8,818,749	8,742,025

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

	September 30, 2008		December 31, 2007
	US$	Cdn$	US$	Cdn$

Principal	2,282,322	2,428,847	2,450,163	2,428,847
Accrued interest	909,710	968,114	865,783	858,250
	3,192,032	3,396,961	3,315,946	3,287,097
Less current portion	432,861	460,651	464,694	460,651
	2,759,171	2,936,310	2,851,252	2,826,446

On December 28, 2001, the Company issued Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) in settlement of development services contracted from Innovatia from February 1, 2001 to December 31, 2001. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2008 was 4.75%) and is repayable in quarterly installments until repaid in full. The amount payable each quarter is the lesser of $213,003 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by the Company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2008, the current portion due on the promissory note is $432,861 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, the Company has the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If the Company elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of the common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2008, the non-current portion of the promissory note eligible for prepayment is $2,759,171 (Cdn$2,936,310) and if the Company elected to prepay this amount with the issuance of common shares then this would result in the issuance of 14,681,548 common shares.

As at September 30, 2008, if the Company made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,976,837 shares of common stock. The Company is required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. The Company has obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. The Company will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

	September 30, 2008	December 31, 2007
	$	$

Deferred contract costs	81,631	81,631
Royalty payable to Aliant, included in accrued liabilities	65,493	70,309
Accounts payable to Innovatia for GST and PST on
development services	95,831	102,878
Deferred revenue related to Aliant	364,742	391,565
Other deferred revenue	800	-
Total deferred revenue	365,542	391,565

See note 7 – Commitments and Contingencies for more details.

5. SHARE CAPITAL

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

Activity under the Plan is as follows:

		Options Outstanding
			Exercise	Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2007	1,560,152	7,724,884	$0.23 – $1.27	$0.71
Options granted	(1,235,000)	1,235,000	$0.19 – $0.22	$0.19
Options expired	354,000	(354,000)	$0.33 – $0.35	$0.34
Options forfeited	586,856	(586,856)	$0.25 – $1.22	$0.60
Balance, September 30, 2008	1,266,008	8,019,028	$0.22 – $1.22	$0.61

As at September 30, 2008, 8,019,028 (December 31, 2007 – 7,724,884) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.65 (December 31, 2007 -Cdn$0.70) .

[c] Stock-based Compensation Plan

At September 30, 2008, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Compensation cost recognized in the three-month and nine-month periods ended September 30, 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month and nine-month period ended September 30, 2007 and 2008 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three and nine-month period ended September 30, 2008 includes stock-based compensation expense related to employees of $80,358 [September 30, 2007 - $131,137] and $301,606 [September 30, 2007 - $403,412] respectively reported in the statement of operations as follows:

	Three Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
	$	$	$	$
Stock-based compensation
Sales and marketing	16,618	30,561	64,337	66,608
Research and development	9,970	24,059	54,965	87,085
General and administrative	53,770	76,517	182,304	249,719
Total stock-based compensation	80,358	131,137	301,606	403,412

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month and nine-month periods ended September 30, 2008 and 2007 was estimated using the Black-Scholes option pricing model.

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

	Three Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007

Expected life of employee stock
options (in years)	3.0	3.0	3.0	3.0
Weighted average volatility	84%	80%	84%	79%
Expected volatility	82% - 85%	80%	82% - 85%	78% - 80%
Risk-free interest rate	3.09% - 3.37%	4.35% - 4.66%	3.09% - 3.37%	4.03% - 4.66%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of
stock options under employee
stock option plans granted
during the period	$0.10	$0.13	$0.10	$0.15

Stock-based Payment Award Activity

A summary of option activity under the Plan as of September 30, 2008, and changes during the nine-month period ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$

Outstanding at January 1, 2008	7,724,884	0.71
Granted	1,235,000	0.19
Expired	(354,000)	0.34
Forfeited	(586,856)	0.60
Outstanding at September 30, 2008	8,019,028	0.61	2.48	1,103
[Vested or expected to vest subsequent to	7,780,855	0.61	2.48	1,103
September 30, 2008]
Exercisable at September 30, 2008	6,048,106	0.72	1.88	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 50,000 options that were in-the-money at September 30, 2008. The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2008 and 2007 was $0.10 and $0.15, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2008 and changes during the nine-month period ended September 30, 2008, is presented below:

		Weighted Average
		Grant-Date Fair Value
Nonvested Shares	Shares	$

Nonvested at January 1, 2008	2,213,154	0.23
Granted	1,235,000	0.11
Vested	(1,477,232)	0.24
Nonvested at September 30, 2008	1,970,922	0.15

As of September 30, 2008, there was $295,638 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.3 years. The total fair value of shares vested during the nine-month period ended September 30, 2008 was $301,606.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months and nine-months ended:

	Three Months ended		Nine Months ended
	September 30		September 30
	2008	2007	2008	2007
Numerator:

Net loss for the period	$(821,209)	$(916,049)	$(2,806,723)	$(2,480,343)

Denominator:

Weighted average number of common stock outstanding	56,842,571	56,470,322	56,842,571	56,387,181
Weighted average number of common stock issuable on
exercise of exchangeable shares	-	-	-	13,141
Weighted average number of common stock equivalents
outstanding	56,842,571	56,470,322	56,842,571	56,400,322

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.04)

[e] Warrants

As at September 30, 2008, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	Cdn$	Date of Expiry

Class A warrants	3,465,500	0.65	December 19, 2009
	3,450,500

The share purchase warrants outstanding have exercise prices denominated in Canadian dollars.

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

From July to September 2008, Class R, S, T, X, Y, and Z warrants totalling 8,533,379 share purchase warrants expired unexercised.

6. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

7. COMMITMENTS AND CONTINGENCIES

On April 28, 2006, Aliant Telecom Inc. / Telecommunciations Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen’s Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is Cdn$3,786,611. The Company believes that there is no substantive merit to the claim and management intends to vigorously defend the action. The Company has additional disclosure regarding the Innovatia / Aliant relationship in note 4 above. The Company has made no additional provision in the financial statements on the belief that the probability of a loss is remote. Any unaccrued amount the Company may be obligated to pay, if any, in connection with this claim will be recorded in the period the claim is resolved.

8. NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that commence on page 25 of this quarterly report.

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

Results of Operations for the Three-Month Periods ended September 30, 2008 and September 30, 2007:

Sales

Sales for the three-month period ended September 30, 2008 were $103,620 compared to $85,637 for the three-month period ended September 30, 2007. Sales for the three-month period ended September 30, 2008 were from software, hardware and installation services. Sales for the three-month period ended September 30, 2007 were from support services, product license sales, hardware product sales and training services.

We have shifted our sales approach from direct sales to sales through channel partners. During the three-month period ended September 30, 2008, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $82,295 and $17,128 for the three-month periods ended September 30, 2008 and 2007 respectively. Cost of sales for the three-month period ended September 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services. Cost of sales for the three-month period ended September 30, 2007 were related to hardware and software costs as well as costs incurred while providing support services.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2008 were $616,141 compared to $777,878 for the three-month period ended September 30, 2007. The decrease in total costs of $161,737, or 21%, was primarily attributable to a decrease in development costs of approximately $61,000, professional fees of approximately $56,000, stock-based compensation expenses of approximately $51,000 and consulting fees of approximately $30,000. There were corresponding increases in salaries of approximately $20,000, travel costs of approximately $12,000 and bank charges of approximately $6,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $293,918 and $226,683 for the three-month periods ended September 30, 2008 and 2007 respectively, representing an increase of $67,235 or 30%. The increase was primarily attributable to an increase in salaries of approximately $73,000 and travel costs of approximately $18,000. There were corresponding decreases in stock-based compensation expenses of approximately $14,000 and consulting fees of approximately $12,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $117,057 and $255,155 for the three-month periods ended September 30, 2008 and 2007 respectively, representing a decrease of $138,098 or 54%. The decrease was primarily due to a decrease in development costs of approximately $61,000, salaries of approximately $49,000, stock-based compensation expenses of approximately $14,000 and consulting fees of approximately $13,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $205,166 and $296,040 for the three month periods ended September 30, 2008 and 2007 respectively, representing a decrease of $90,874 or 31%. The decrease was primarily attributed to a decrease in professional fees of approximately $56,000, stock-based compensation expenses of approximately $23,000, travel costs of approximately $6,000 and consulting fees of approximately $5,000.

Interest Expense

Our interest expense was $226,760 and $226,877 for the three-month periods ended September 30, 2008 and 2007 respectively. The interest expense for the three-month period ended September 30, 2008 includes the amortization of the debt discount on the Series C and D promissory notes of $3,035 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $471 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $50,455 (Cdn$52,559). The interest expense for the three-month period ended September 30, 2007 includes the amortization of the debt discount on the Series C and D promissory notes of $3,026 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $469 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $50,315 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $821,209 and $916,049 for the three-month periods ended September 30, 2008 and 2007 respectively. The decrease in net loss of $94,840, or 10%, was primarily attributable to decreases in gross profits of approximately $47,000, development costs of approximately $61,000, professional fees of approximately $56,000, stock-based compensation expenses of approximately $51,000, consulting fees of approximately $30,000 and interest income of approximately $20,000. There were corresponding increases in salaries of approximately $20,000, travel costs of approximately $12,000 and bank charges of approximately $6,000.

Since inception through September 30, 2008, we have incurred aggregate net losses of approximately $52.7 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the Nine-Month Periods ended September 30, 2008 and September 30, 2007

Sales

Sales for the nine-month period ended September 30, 2008 were $232,140 compared to $184,568 for the nine-month period ended September 30, 2007. Sales for the nine-month period ended September 30, 2008 were from support services, product license sales, hardware and software product sales and installation and training services. Sales for the nine-month period ended September 30, 2007 were from support services, product license sales, hardware product sales and training services.

We have shifted our sales approach from direct sales to sales through channel partners. During the nine-month period ended September 30, 2008, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $118,087 and $18,567 for the nine-month periods ended September 30, 2008 and 2007, respectively. Cost of sales for the nine-month period ended September 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services. Cost of sales for the nine-month period ended September 30, 2007 were related to hardware and software costs as well as costs incurred while providing support services.

Operating Expenses

Total operating expenses for the nine-month period ended September 30, 2008 were $2,254,960 compared to $2,077,137 for the nine-month period ended September 30, 2007. The increase in total costs of $177,823, or 9%, was primarily attributable to an increase in salaries of approximately $209,000, travel expenses of approximately

$98,000, consulting fees of approximately $28,000, tradeshow costs of approximately $20,000, meals and entertainment expenses of approximately $18,000, regulatory fees of approximately $17,000, rent expenses of approximately $11,000, telecommunication costs of approximately $10,000 and bank charges of approximately $8,000. There were corresponding decreases in professional fees of approximately $117,000, stock-based compensation expenses of approximately $102,000 and development costs of approximately $21,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $978,378 and $466,802 for the nine-month periods ended September 30, 2008 and 2007, respectively, representing an increase of $511,576 or 110%. The increase was primarily attributable to an increase in salaries of approximately $280,000, travel costs of approximately $106,000, consulting fees of approximately $67,000, meals and entertainment of approximately $23,000, tradeshow costs of approximately $20,000, telecommunication expenses of approximately $7,000, promotional costs of approximately $4,000, and office expenses of approximately $4,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $538,876 and $640,499 for the nine-month periods ended September 30, 2008 and 2007, respectively, representing a decrease of $101,623 or 16%. The decrease was primarily due to a decrease in salaries of approximately $55,000, stock-based compensation expenses of approximately $32,000 and development costs of approximately $21,000. There was a corresponding increase in rent expenses of approximately $6,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $737,706 and $969,836 for the nine-month periods ended September 30, 2008 and 2007, respectively, representing a decrease of $232,130 or 24%. The decrease was primarily attributed to a decrease in professional fees of approximately $117,000, stock-based compensation expenses of approximately $67,000, consulting fees of approximately $41,000, salaries of approximately $16,000 and travel costs of approximately $11,000. There was a corresponding increase in regulatory fees of approximately $17,000.

Interest Expense

Our interest expense was $681,206 and $636,785 for the nine-month periods ended September 30, 2008 and 2007, respectively. The interest expense for the nine-month period ended September 30, 2008 included the amortization of the debt discount on the Series C and D promissory notes of $9,327 (Cdn$9,484), the amortization of the 15% repayment premium of the Series D promissory note of $1,444 (Cdn$1,471) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $154,838 (Cdn$157,676). The interest expense for the nine-month period ended September 30, 2007 included the amortization of the debt discount on the Series C and D promissory notes of $8,603 (Cdn$9,484), the amortization of the 15% repayment premium of the Series D promissory note of $1,334 (Cdn$1,471) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $143,035 (Cdn$157,676).

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $2,806,723 and $2,480,343 for the nine-month periods ended September 30, 2008 and 2007, respectively. The increase in net loss of $326,380, or 13%, was primarily attributable to an increase in salaries of approximately $209,000, travel expenses of approximately $98,000, interest expenses of approximately $44,000, consulting fees of approximately $28,000, tradeshow costs of approximately $20,000, meals and entertainment expenses of approximately $18,000, regulatory fees of approximately $17,000, rent expenses of approximately $11,000, telecommunication costs of approximately $10,000 and bank charges of approximately $8,000. There were corresponding decreases in professional fees of approximately $117,000, stock-based compensation expenses of approximately $102,000, gross profits of approximately $52,000, interest income of approximately $52,000 and development costs of approximately $21,000.

Since inception through September 30, 2008, we have incurred aggregate net losses of approximately $52.7 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2008, we had $25,973 in cash and cash equivalents and net working capital deficiency of $915,618.

Between the months of August to September 2008, the Company issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $681,263 (Cdn$725,000). The demand promissory notes bears interest at prime plus 4% (prime rate at September 30, 2008 was 4.75%) and is repayable on demand. On September 24, 2008, the Company settled $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). As at September 30, 2008, the net principal amount outstanding was $281,902 (Cdn$300,000) and the Company had the capacity to draw an additional $187,935 (Cdn$200,000).

Operating Activities

Our operating activities resulted in net cash outflows of $1.8 million for the nine-month period ended September 30, 2008. Our operating activities resulted in net cash outflows of $2.1 million for the fiscal year ended December 31, 2007. The operating cash outflows for these periods included investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $3,281 for the nine-month period ended September 30, 2008. Investing activities resulted in net cash outflows of $1,526 for the fiscal year ended December 31, 2007. The investing activities in fiscal 2008 and 2007 were limited due to our cash conservation plans. At September 30, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $284,558 for the nine-month period ended September 30, 2008. Financing activities resulted in net cash inflows of $104,507 for the fiscal year ended December 31, 2007 from the exercise of options.

Debt Obligations

As at September 30, 2008, we had $12,078,180 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Maturity
	as at September 30,	Date
	2008
Demand promissory note	$282,374	On demand
Series C notes payable	5,834,883	December 31, 2009	(1)
Series D notes payable	696,676	December 31, 2009	(1)
Series E notes payable	840,285	December 31, 2009	(1)
Series F convertible note payable	189,023	December 31, 2009	(1)
Series G notes payable	503,809	December 31, 2009	(1)
Series H notes payable	539,098	December 31, 2009	(1)
Innovatia Inc. promissory note payable	3,192,032	as discussed below
	$12,078,180

     (1) On September 19, 2005, we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 3 to the unaudited interim consolidated financial statements for more information.

Innovatia Inc. Promissory Note Payable

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,192,032 (Cdn$3,396,961) of principal and accrued interest is outstanding at September 30, 2008. The promissory note bears interest at prime plus 1% (prime rate at September 30, 2008 was 4.75%) and is repayable in quarterly instalments until repaid in full. The amount payable each quarter is the lesser of $213,003 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by our company to Aliant and its subsidiaries in the quarter.

After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2008, the current portion due on the promissory note is $432,861 (Cdn$460,651), and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2008, the non-current portion of the promissory note eligible for prepayment is $2,759,171 (Cdn$2,936,310) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 14,681,548 common shares.

As at September 30, 2008, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,976,837 shares of our common stock. We are required to obtain shareholder and regulatory approval to issue common shares to settle the promissory note. We have obtained shareholder and regulatory approval to issue up to 2,000,000 shares of common stock to settle all or a portion of the promissory note. If the 2,000,000 shares of common stock is not sufficient to settle the promissory note, we will need to obtain further shareholder and regulatory approval to issue common shares to settle the remaining balance of the promissory note. In the event such shareholder and regulatory approval is not obtained, the promissory note will be payable only in cash.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2008. Management projects that we may require an additional $3.2 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies and small and medium sized business enterprises. We have implemented cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from Tier I telecommunications providers and small and medium size business enterprises in 2008 generated through the replacement of legacy voicemail systems or new deployments by such providers.

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

Since inception through September 30, 2008, we have incurred aggregate net losses of approximately $52.7 million. Our loss for the nine-month period ended September 30, 2008 was $2.8 million and the fiscal year ended December 31, 2007 was $3.4 million. We also incurred an operating loss since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

On December 28, 2001, we issued to Innovatia a promissory note in the amount of $1,707,989 (Cdn$2,720,142) of which $3,192,032 (Cdn$3,396,961) of principal and accrued interest is outstanding at September 30, 2008. The promissory note is repayable each quarter at the lesser of $213,003 (Cdn$226,678) and 40% of the net aggregate amount of invoices issued by us to Aliant in the quarter. After December 31, 2004, any current or future amounts due in accordance with the quarterly repayment schedule are only payable in common shares and the number of common shares payable, if any, is determined by dividing the amount payable by Cdn$1.56. As at September 30, 2008, the current portion due on the promissory note is $432,861 (Cdn$460,651) and this amount is payable only by the issuance of 295,289 common shares. Notwithstanding, we have the option at any time and from time to time to prepay in cash, common shares or a combination thereof, the whole or any portion of the remaining non-current balance. If we elected to prepay by common shares, then 500,000 of the common shares will be valued at the lesser of the market price of the our common shares on the Toronto Stock Exchange and Cdn$0.75 per share, and the value of the balance of any other common shares issuable to repay the debt is determined by the weighted average trading price of our common shares on the Toronto Stock Exchange over the ten trading days immediately prior to the date on which the common shares are to be issued. As at September 30, 2008, the non-current portion of the promissory note eligible for prepayment is $2,759,171 (Cdn$2,936,310) and if we elected to prepay this amount with the issuance of common shares then this would result in the issuance of 14,681,548 common shares. As at September 30, 2008, if we made the election to settle the entire principal and interest outstanding with the issuance of common shares, this would result in the issuance of 14,976,837 shares of common stock, resulting in significant dilution to our current shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer. Based upon that evaluation, our company's chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any litigation as at November 1, 2008 except as noted below. We anticipate that, from time to time, we periodically may become subject to additional legal proceedings in the ordinary course of our business. We are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact of the below matters which seek damages of material or indeterminate amounts, and therefore cannot determine whether these actions, suits, claims or proceedings will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims and proceedings.

On April 28, 2006, Aliant Telecom Inc. / Telecommunications Aliant Inc. filed a Notice of Action with Statement of Claim with the Court of Queen's Bench of New Brunswick, Trial Division, Judicial District of Saint John claiming breach of several agreements between Innovatia /Aliant and the Company. The aggregate amount of the claim sought is approximately Cdn$3,786,611. We believe that there is no substantive merit to the claim and management intends to vigorously defend the action. We have additional disclosure regarding the Innovatia / Aliant relationship in note 4 to the interim unaudited consolidated financial statements. We have made no additional provision in the financial statements on the belief that the probability of a loss is remote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit
Number	Description

3.1	Articles of Incorporation, dated October 1, 1997 (1)

3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)

3.6	Amended and Restated Bylaws (2)

4.1	Common Stock Certificate (1)

4.2	Form of Warrant (1)

4.3	Certificate of Designation of Series A Preferred Stock (1)

4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)

4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)

10.1	Amended and Restated 1999 Stock Option Plan (4)

10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)

10.3	Form of Subscription Agreement dated December 19, 2006, between our Company and 52 investors who participated in the Cdn$3,425,500 private placement.(5)

10.4	Form of Subscription Agreement dated December 19, 2006, between our Company and BC Advantage Funds (VCC) Ltd. (5)

10.5	Finder’s Subscription Agreement dated December 19, 2006, between our Company and Raymond James Ltd.(5)

31.1*	Section 302 Certification of Randy Buchamer, dated November 14, 2008

32.1*	Section 906 Certification of Randy Buchamer, dated November 14, 2008

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

Dated: November 14, 2008