Form 10-K
period 2008-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2009-03-31
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number 000-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 - 4190 Lougheed Highway Burnaby, British Columbia, Canada	V5C 6A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (604) 482-0000

Securities registered under Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

46,149,122 common shares @ $0.18(1) = $8,306,842

(1) Closing price as quoted on the OTC Bulletin Board on June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

56,842,571 common shares issued and outstanding as of March 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

VOICE MOBILITY INTERNATIONAL, INC.

PART I

Item 1.	Business.

This annual report contains forward-looking statements which are not purely historical and include any statements regarding beliefs, plans, expectations, or intentions, including without limitation statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In June 1999, the shareholders of Voice Mobility Inc. completed a reverse acquisition whereby Voice Mobility Inc. became a wholly owned subsidiary of our company. At that point, we effectively commenced operations as a

United States company and our common stock was quoted on the OTC Bulletin Board under the symbol VMII. In April 2001, we completed an equity financing and subsequently began trading on the Toronto Stock Exchange in July under the symbol VMY.

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

For the year ended December 31, 2008, sales consisted of technical training and support services provided to Avaya Inc. and product license sales, hardware and software product sales and training and installation services to eight resellers. For the year ended December 31, 2007, sales consisted of technical training and support services provided to Avaya Inc. and product license sales, hardware product sales and training services to three resellers.

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

Marketing and Distribution Methods

The complexity of the current voicemail systems used by telecommunication companies requires not only a sound understanding of the systems capabilities but a thorough understanding of where and how these systems can interconnect with other systems. There are very few companies that have earned the trust of the largest telecommunication companies to deal directly with the systems and technologies that are fundamental to the basic business of a telecommunication company. These companies include large switch manufacturers and large system integrators and consultants. We recognize this reality and understand that these relationships have been forged over an extended period of time. As a result of these established relationships, we anticipate that telecommunication companies will purchase their technology directly from these "trusted" companies. We are therefore dedicated to building strategic relationships with these companies or system integrators. We anticipate that telecommunication companies will purchase our enhanced messaging software directly from these companies or system integrators. The company or system integrator will assist in installation, maintenance and support of our enhanced messaging software. We will play a supporting role to these companies, system integrators and original equipment manufacturer distributors. We intend to limit the number of relationships we enter into with such companies and systems integrators, distribution partners and original equipment manufacturer distributors. The key in this area of the business is the quality of the partner, not the quantity of partners.

We will target original equipment manufacturer distributors who wish to include our enhanced messaging software as a component on a messaging system that they manufacture and distribute. The original equipment manufacturer distributors will be responsible for all selling, distribution, support and maintenance of our enhanced messaging software. The original equipment manufacturer distributors may sell the product directly to the telecommunication companies utilizing their own sales force and distribution network.

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

- Comverse Technologies Inc. is a supplier of software and systems enabling enhanced communications services for telecommunication companies. Comverse is based in the United States with research and development facilities in Israel. Its customer base includes wireless and wired telecommunications companies worldwide. The company employs over 5,000 employees, including 2,000 dedicated to research and development.

- IP Unity is a relatively new player to the unified messaging market. They offer a solution targeted at the internet providers / broadband providers in the market. Their strength lies in their ability to integrate and interface with voice-over IP networks. IP Unity is a private company and does not report its financial information or company details. In December 2006, IP Unity acquired all of the assets of Glenayre Technology, Inc.'s integrated messaging division. Glenayre has some excellent historical relationship in the North American market and we will continue to watch their growth and strategic decisions.

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

Significant Customers

Sales for the fiscal year ended December 31, 2008 were from technical training and support services provided to Avaya and product license sales, hardware and software product sales and training and installation services to eight resellers. Sales for the fiscal year ended December 31, 2007 were from technical training and support services provided to Avaya and product license sales, hardware product sales and training services to three resellers. Sales to Avaya comprised 15% of revenue for the fiscal year ended December 31, 2008. Sales to Avaya comprised 88% of revenue for the fiscal year ended December 31, 2007.

Research and Development

Our research and development team is primarily located in our facility located in Victoria, British Columbia, Canada. Our research and development team designs, develops, tests, documents, and localizes our enhanced messaging product. The research and development team's feature and release direction is governed by all strategic product stakeholders. Each feature is detailed in written business requirements created by our business requirements team. A change control board also directs the lower level problems and enhancements for all other development work.  Releases are coordinated with our marketing, sales, and system integration/partner support departments to ensure timely delivery of the grouped features to our partners, clients, and ultimately our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. Research and development expenses for the years ended December 31, 2008 and 2007 were $632,043 and $898,721 respectively.

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

Employees

As of March 1, 2009, we employed eleven people, five of who are engaged in marketing and sales, three in research, development and support, and three in management and administration. We are not subject to any collective bargaining agreements and we consider relations with our employees to be excellent.

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

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

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

Since inception through December 31, 2008, we have incurred aggregate net losses of approximately $50.2 million. Our loss for the fiscal year ended December 31, 2008 was $0.2 million which includes an unusual gain of $3.2 million and the fiscal year ended December 31, 2007 was $3.4 million. We also incurred an operating loss since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

We expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report on the December 31, 2008 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We could lose our competitive advantages if we are not able to protect any proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar software independently, we would not be able to compete as effectively. The measures we take to protect our proprietary technology and other intellectual property rights may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our technologies.

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

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system, as well as the global economic recession, may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. The current economic situation could have a material adverse impact on our customers causing them to fail to meet their obligations to us. Additionally, the current economic worldwide situation could lead to further reduced demand for our products and services, which could have a material negative impact on our revenues, results of operations and financial conditions.

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

Our principal executive offices are located at 100 - 4190 Lougheed Highway, Burnaby, British Columbia, Canada, V5C 6A8. We lease the office facility, which is approximately 2,000 square feet in size, at a basic rate of $20,888 (Cdn$25,441) per year plus expenses. This lease expired on June 30, 2008 and we are continuing on a month to month basis.

We also lease an engineering facility located at 107 – 645 Fort Street, Victoria, British Columbia, Canada, V8W 1G2. The space is approximately 1,300 square feet in size, and is leased at a basic rate of $14,427 (Cdn$17,572) per year plus expenses. This lease expires on January 31, 2011.

We believe that our existing facilities are adequate for our needs through the end of the year ending December 31, 2009. Should we require additional space at that time, or prior thereto, we believe that such space can be secured on commercially reasonable terms.

Item 3.	Legal Proceedings.

To our knowledge, we are not a party to any material pending legal proceeding as at March 1, 2009. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (Cdn$)	Low (Cdn$)
December 31, 2008	$0.18	$0.03	December 31, 2008	$0.21	$0.05
September 30, 2008	$0.25	$0.17	September 30, 2008	$0.25	$0.18
June 30, 2008	$0.36	$0.17	June 30, 2008	$0.33	$0.18
March 31, 2008	$0.42	$0.23	March 31, 2008	$0.41	$0.22
December 31, 2007	$0.45	$0.20	December 31, 2007	$0.43	$0.19
September 30, 2007	$0.29	$0.18	September 30, 2007	$0.30	$0.19
June 30, 2007	$0.39	$0.21	June 30, 2007	$0.44	$0.23
March 31, 2007	$0.41	$0.30	March 31, 2007	$0.49	$0.30

(1)           These prices were taken from Bloomberg L.P. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

(2)	These prices were taken from Bloomberg L.P.

Our common shares are issued in registered form. Computershare Trust Company of Canada, 401 - 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3B9, (telephone: (604) 661-0271; facsimile (604) 685-3694) is the registrar and transfer agent for our common shares.

On March 1, 2009, the shareholders' list for our common stock showed 124 registered stockholders and 56,842,571 shares issued and outstanding. The closing sale price for our common stock on March 1, 2009, as reported on the OTC Bulletin Board, was $0.04.

Dividend Policy

During the years ended December 31, 2008 and 2007, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

We did not sell or issue any securities during the year ended December 31, 2008 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements that have not otherwise been disclosed in a quarterly report on Form 10-Q or in a quarterly report on Form 8-K.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and the plan was approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	7,733,585	$0.53	1,551,451
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,733,585	$0.53	1,551,451

(1)           The maximum number of options issuable under our stock option plan is 12,000,000, less 9,948,549 options that have been granted and exercised under the plan and less 500,000 options, which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management's Discussions and Analysis of Financial Condition and Results of Operations.

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

During the year ended December 31, 2008, we continued the shift of our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we intend to utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allows us to reduce expenses in the areas of support and training. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the fiscal years ended December 31, 2008 and December 31, 2007

Sales

Sales for the fiscal year ended December 31, 2008 were $469,793 compared to sales of $245,206 for the fiscal year ended December 31, 2007, representing a 92% increase. Sales for the fiscal year ended December 31, 2008 were from support services, product license sales, hardware and software product sales and installation and training services. Sales to Avaya comprised 15% of revenue and sales to four customers comprised 65% of revenue for the fiscal year ended December 31, 2008. Sales for the fiscal year ended December 31, 2007 were from technical training and support services provided to Avaya, product license sales, hardware product sales and training services. Sales to Avaya comprised 88% of revenue and sales to three customers comprised 12% of revenue for the fiscal year ended December 31, 2007. For the fiscal years ended December 31, 2008 and 2007, we derived 100% of our sales from our Canadian operations.

We continue to shift our sales approach from direct sales to sales through channel partners. During the fiscal year ended December 31, 2008, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $232,188 and $24,807 for the fiscal years ended December 31, 2008 and 2007 respectively. Cost of sales for the fiscal year ended December 31, 2008 were related to hardware and software costs as well as costs incurred while providing support services. Cost of sales for the fiscal year ended December 31, 2007 were related to hardware and software costs as well as costs incurred while providing support services and training.

Operating Expenses

Total operating costs for the year ended December 31, 2008 were $2,797,283 compared to $2,785,095 for the previous year. The increase in total costs of $12,188, was primarily attributable to decreases in stock-based compensation expenses of approximately $191,000, professional fees of approximately $134,000, development costs of approximately $63,000 and change in gain on disposal of property and equipment of approximately $58,000. There were corresponding increases in salaries of approximately $122,000, travel expenses of approximately $76,000, bad debts expense of approximately $34,000, consulting fees of approximately $29,000, tradeshow costs of approximately $18,000, bank charges of approximately $14,000, regulatory fees of approximately $12,000, rent expenses of approximately $9,000, telecommunication costs of approximately $9,000, meals and entertainment expenses of approximately $7,000, promotional expenses of approximately $5,000, office expenses of approximately $4,000, courier and freight costs of approximately $4,000, dues and subscription expenses of approximately $3,000 and insurance costs of approximately $2,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $1,216,691 and $715,564 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, representing an increase of $501,127 or 70%. The increase was primarily attributable to an increase in salaries of approximately $305,000, travel costs of approximately $98,000, consulting fees of approximately $62,000, meals and entertainment of approximately $18,000 and tradeshow costs of approximately $18,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $632,043 and $898,721 for the fiscal years ended December 31, 2008 and 2007, respectively, representing a decrease of $266,678 or 30%. The decrease was primarily due to a decrease in salaries of approximately $148,000, development costs of approximately $63,000 and stock-based compensation expenses of approximately $57,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $948,549 and $1,170,810 for the fiscal years ended December 31, 2008 and 2007, respectively, representing a decrease of $222,261 or 19%. The decrease was primarily attributed to decreases in professional fees of approximately $135,000, stock-based compensation expenses of approximately $118,000, salaries of approximately $34,000, consulting fees of approximately $33,000 and travel costs of approximately $20,000. There were corresponding increases in the change in gain on disposal of property and equipment of approximately $58,000, bad debts of approximately $34,000, bank charges of approximately $14,000, regulatory fees of approximately $12,000, rent expenses of approximately $3,000 and insurance costs of approximately $2,000.

Interest Expense

Our interest expense was $880,302 and $877,703 for the fiscal years ended December 31, 2008 and 2007 respectively. The interest expense for the fiscal year ended December 31, 2008 includes the amortization of the debt discount on the Series C and D notes of $11,935 (Cdn$12,645), the amortization of the 15% repayment premium of the Series D note of $1,848 (Cdn$1,961) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $198,185 (Cdn$210,235). The interest expense for the fiscal year ended December 31, 2007 includes the amortization of the debt discount on the Series C and D notes of $11,823 (Cdn$12,645), the amortization of the 15% repayment premium of the Series D note of $1,833 (Cdn$1,961) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $196,568 (Cdn$210,235). The remaining interest expense for the fiscal years ended December 31, 2008 and 2007 consist of the stated interest rate on the principal amount of the then outstanding notes.

Unusual Gain

Effective December 31, 2008, we entered into a settlement agreement with Aliant Telecom Inc. / Telecommunications Aliant Inc. whereby we paid $9,880 (Cdn$12,000) in cash to release any and all obligations related to a Promissory Note dated December 28, 2001 to Innovatia in the principal amount of Cdn$2,720,142; the LivingLab Agreement dated February 27, 2001 and March 4, 2002 and Software License Agreements dated May 23, 2000, March 1, 2001 and June 14, 2002, including any amendment and addenda.

As a result of the settlement agreement we recorded an unusual gain of $3,195,836. In addition to eliminating the promissory note payable, certain assets and liabilities related to the promissory note payable were also eliminated by the settlement agreement including deferred contract costs of $81,631, accrued liabilities of $57,223, accounts payable of $83,730 and deferred revenue of $318,685.

Income Taxes

At December 31, 2008, we had $5,417,000 United States tax net operating losses that will expire in the years 2020 through to 2028. As at December 31, 2008, we had Canadian tax non-capital losses of approximately $10,987,000 that will expire in the years 2009 through 2027. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2008 and 2007 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is not more likely than not.

Net Loss

Our net loss was $228,754 and $3,357,597 for the fiscal years ended December 31, 2008 and 2007 respectively. The decrease in net loss of $3,128,843, or 93%, was primarily attributable to an unusual gain on the settlement agreement with Aliant Telecom of approximately $3,196,000. We also had decreases in stock-based compensation expenses of approximately $191,000, professional fees of approximately $134,000, interest income of approximately $69,000, development costs of approximately $63,000 and gain on disposal of property and equipment of approximately $53,000. There were corresponding increases in salaries of approximately $122,000, travel expenses of approximately $76,000, bad debt expense of approximately $34,000, consulting fees of approximately $29,000, gross profits of approximately $25,000, tradeshow costs of approximately $18,000, bank charges of approximately $14,000, regulatory fees of approximately $12,000, rent expenses of approximately $9,000, telecommunication costs of approximately $9,000, meals and entertainment expenses of approximately $7,000, promotional expenses of approximately $5,000, office expenses of approximately $4,000, courier and freight costs of approximately $4,000, dues and subscription expenses of approximately $3,000 and insurance costs of approximately $2,000.

Since inception through December 31, 2008, we incurred aggregate net losses of $50.2 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the fiscal years ended December 31, 2007 and December 31, 2006

Sales

Sales for the fiscal year ended December 31, 2007 were $245,206 compared to sales of $94,000 for the fiscal year ended December 31, 2006, representing a 161% increase. Sales for the fiscal year ended December 31, 2007 were from technical training and support services provided to Avaya, product license sales, hardware product sales and training services. Sales to Avaya comprised 88% of revenue and sales to three customers comprise 12% of revenue for the fiscal year ended December 31, 2007. Sales for the fiscal year ended December 31, 2006 were from technical training and support services provided to Avaya and T2MCI. Sales to these two customers comprised 100% of revenue for the fiscal year ended December 31, 2006. For the fiscal year ended December 31, 2007, we derived 100% of our sales from our Canadian operations (100% for the fiscal year ended December 31, 2006).

We continue to shift our sales approach from direct sales to sales through channel partners. During the fiscal year ended December 31, 2007, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $74,779 in cash and cash equivalents and net working capital deficiency of $8,294,047 and as of December 31, 2007, we had $1,606,488 in cash and cash equivalents and working capital of $886,798.

Between the months of August to November 2008, we issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bears interest at prime plus 4% (prime rate at December 31, 2008 was 3.5%) and is repayable on demand. On September 24, 2008, the Company settled $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). As at December 31, 2008, the net principal amount outstanding was $720,033 (Cdn$877,000) and the Company had the capacity to draw an additional $100,985 (Cdn$123,000).

Operating Activities

Our operating activities resulted in net cash outflows of $2.3 million and $2.1 million for the fiscal years ended December 31, 2008 and 2007 respectively. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash inflows of $3,267 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received proceeds of $8,400 from the sale of property and equipment and spent $5,133 on property and equipment purchased during the period. Investing activities resulted in net cash outflows of $1,526 for the fiscal year ended December 31, 2007. During the fiscal year ended 2007, we received proceeds of $21,000 from the sale of property and equipment and spent $22,526 on property and equipment purchased during the period. The investing activities in fiscal 2008 and 2007 were limited due to our cash conservation plans. At December 31, 2008, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $739,636 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received net proceeds of $749,516 from the issuance of a series of demand promissory notes payable and we paid $9,880 in cash in a settlement agreement with Aliant Telecom Inc.

Financing activities resulted in net cash inflows of $104,507 for the fiscal year ended December 31, 2007 from the exercise of stock options

Debt Obligations

As at December 31, 2008, we had $8,355,644 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding as at December 31, 2008	Maturity Date
Demand promissory note	$724,152	On demand
Series C notes payable	5,176,846	December 31, 2009 (1)
Series D notes payable	617,605	December 31, 2009 (1)
Series E notes payable	744,114	December 31, 2009 (1)
Series F convertible note payable	167,639	December 31, 2009 (1)
Series G notes payable	446,814	December 31, 2009 (1)
Series H notes payable	478,474	December 31, 2009 (1)

	8,355,644

(1) On September 19, 2005, we extended the maturity date of the Series C, D, E, F, G and H notes to December 31, 2009 and included a provision which provides for the scheduled repayment of these debts based upon a certain percentage of our earnings before interest, tax, depreciation and amortization. See note 7 to the consolidated financial statements included elsewhere in this filing.

Settlement Agreement - Innovatia Inc. Promissory Note Payable

Effective December 31, 2008, our company entered into a settlement agreement with Aliant Telecom Inc. / Telecommunications Aliant Inc. whereby we paid $9,880 (Cdn$12,000) in cash to release any and all obligations related to a Promissory Note dated December 28, 2001 to Innovatia in the principal amount of Cdn$2,720,142; the LivingLab Agreement dated February 27, 2001 and March 4, 2002 and Software License Agreements dated May 23, 2000, March 1, 2001 and June 14, 2002, including any amendment and addenda.

As a result of the settlement agreement, our company recorded an unusual gain of $3,195,836. In addition to eliminating the promissory note payable, certain assets and liabilities related to the promissory note payable were also eliminated by the settlement agreement including deferred contract costs of $81,631, accrued liabilities of $57,223, accounts payable of $83,730 and deferred revenue of $318,685.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2009. Management projects that we may require an additional $2.5 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies and small and medium sized business enterprises. We have implemented cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from telecommunications providers in 2009 generated through the replacement of legacy voicemail systems or new deployments by such providers.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

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

For software arrangements involving multiple elements, we allocate revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately. If vendor specific objective evidence does not exist, the revenue is recognized upon delivery of all elements. Our product and services are generally sold as part of a contract involving software, hardware, maintenance and training. Vendor specific objective evidence is used to determine the relative fair values of these various elements in each of the contracts.

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

Software Development Costs

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs will be capitalized and amortized on a product-by-product basis, pursuant to SFAS No. 86, computer software to be sold, leased or otherwise marketed.

Stock-Based Compensation

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

Income Tax

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be settled. We record a valuation allowance to reduce deferred tax assets to the amount believed more likely than not to be realized.

On January 1, 2007, we began accounting for income tax under the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We and our subsidiaries  are subject to U.S.  federal income tax,  Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May, 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Our company does not expect that this Statement will result in a change in current practice.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of FAS No. 133. FAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for our company, would be the fiscal year beginning January 1, 2009. Our company is currently assessing the impact of FAS No. 161 on its financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for our company, would be the fiscal year beginning January 1, 2009. Our company is currently assessing the impact of FSP FAS 142-3 on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("141R"). FAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for our company, would be the fiscal year beginning January 1, 2009. Our company is currently assessing the impact of FAS No. 141R on its financial position and results of operations.

On January 1, 2008, our company began accounting for noncontrolling interests in consolidated financial statements under the provisions of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51” (“SFAS160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within 2008 and 2007, presentation and disclosure of SFAS 160 shall be applied retrospectively for all periods presented.

The adoption of this standard does not have a material impact on our consolidated results of operations, cashflows or financial position until adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-K

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Stockholders' Deficiency for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to the Consolidated Financial Statements.

Consolidated Financial Statements

Voice Mobility International, Inc.

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheets of Voice Mobility International, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position and stockholders’ deficiency of Voice Mobility International, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company's recurring net losses and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada, March 20, 2009	/s/ Ernst & Young LLP Chartered Accountants

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Basis of Presentation]

As at December 31	(expressed in U.S. dollars)

	2008	2007
	$	$
ASSETS [note 7]
Current
Cash and cash equivalents	74,779	1,606,448
Accounts receivable [net of allowance for doubtful debts: 2008 – $33,700; 2007 – nil] [note 3]	215,480	100,702
Other receivables	14,019	14,318
Prepaid expenses	26,113	65,451
Inventory	64,780	1,828
Total current assets	395,171	1,788,747

Deferred contract costs [note 8]	-	81,631
Deferred finance costs [note 7]	174,216	428,117
Property and equipment, net [note 5]	14,462	34,391
Total assets	583,849	2,332,886

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable [note 8]	214,777	203,134
Accrued liabilities [note 8]	67,345	161,150
Employee related payables	51,452	72,971
Demand promissory notes [note 6]	724,152	-
Notes payable [note 7]	7,631,492
Current portion of promissory note payable [note 8]	-	464,694
Total current liabilities	8,689,218	901,949

Deferred revenue [note 8]	-	391,565
Notes payable [note 7]	-	8,818,749
Promissory note payable [note 8]	-	2,851,252
Total liabilities	8,689,218	12,963,515
Commitments and contingencies [note 12]

Stockholders' deficiency [note 10]
Common stock, $0.001 par value, authorized 100,000,000
56,842,571 outstanding [2007 – 56,842,571]	56,843	56,843
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	42,505,826	42,151,402
Accumulated deficit	(50,168,649)	(49,939,895)
Other accumulated comprehensive loss	(499,390)	(2,898,980)
Total stockholders' deficiency	(8,105,369)	(10,630,629)
Total liabilities and stockholders' deficiency	583,849	2,332,886

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31	(expressed in U.S. dollars)

	2008	2007
	$	$

Sales [note 4]	469,793	245,206
Cost of sales	232,188	24,807
Gross profit	237,605	220,399

Operating expenses [note 10[c]]
Sales and marketing	1,216,691	715,564
Research and development	632,043	898,721
General and administrative	948,549	1,170,810
	2,797,283	2,785,095
Loss from operations	2,559,678	2,564,696
Interest income	(15,390)	(84,802)
Interest expense	880,302	877,703
Loss before unusual items	3,424,590	3,357,597
Gain on settlement agreement [note 8]	(3,195,836)	-
Net loss for the year	228,754	3,357,597

Basic and diluted loss per share [note 9]	(0.00)	(0.06)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Year ended December 31	(expressed in U.S. dollars)

							Other
	Common Stock		Series A Preferred Stock		Additional		Accumulated
	Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Total
	#	$	#	$	$	$	$	$

Balance, December 31, 2005	48,368,134	48,368	1	1	38,012,541	(43,278,023)	(1,572,637)	(6,789,750)
Common stock issued pursuant to private placement, net of share issue costs of $124.530	6,931,000	6,931	-	-	2,832,287	-	-	2,839,218
Common stock issued pursuant to exercise of stock options	40,000	40	-	-	9,867	-	-	9,907
Common stock issued on exchange of exchangeable shares	400,000	400	-	-	(400)	-	-	-
Stock based compensation	-	-	-	-	648,350	-	-	648,350
Components of comprehensive loss:
Net loss	-	-	-	-	-	(3,304,275)	-	(3,304,275)
Foreign currency translation loss	-	-	-	-	-	-	68,565	68,565
Total comprehensive loss								(3,235,710)
Balance, December 31, 2006	55,739,134	55,739	1	1	41,502,645	(46,582,298)	(1,504,072)	(6,527,985)
Common stock issued on exchange of exchangeable shares	512,500	513	-	-	(513)	-	-	-
Common stock issued pursuant to exercise of stock options	590,937	591	-	-	103,916	-	-	104,507
Stock based compensation	-	-	-	-	545,354	-	-	545,354
Components of comprehensive loss:
Net loss	-	-	-	-	-	(3,357,597)	-	(3,357,597)
Foreign currency translation loss	-	-	-	-	-	-	(1,394,908)	(1,394,908)
Total comprehensive loss								(4,752,505)
Balance, December 31, 2007	56,842,571	56,843	1	1	42,151,402	(49,939,895)	(2,898,980)	(10,630,629)
Stock based compensation	-	-	-	-	354,424	-	-	354,424
Components of comprehensive income / (loss):
Net loss	-	-	-	-	-	(228,754)	-	(228,754)
Foreign currency translation gain	-	-	-	-	-	-	2,399,590	2,399,590
Total comprehensive income / (loss)								2,170,836
Balance, December 31, 2008	56,842,571	56,843	1	1	42,505,826	(50,168,649)	(499,390)	(8,105,369)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31	(expressed in U.S. dollars)

	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the year	(228,754)	(3,357,597)
Non-cash items included in net loss
Amortization of property and equipment	21,049	20,088
Amortization of deferred finance costs	200,033	198,402
Non-cash interest expense	11,935	11,823
Stock based compensation	354,424	545,354
Gain on disposal of property and equipment	(8,400)	(66,404)
Gain on settlement agreement [note 8]	(3,195,836)	-
Net change in operating assets and liabilities [note 13]	592,792	582,958
Cash used in operating activities	(2,252,757)	(2,065,376)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,133)	(22,526)
Proceeds on sale of property and equipment	8,400	21,000
Cash provided by (used in) investing activities	3,267	(1,526)

FINANCING ACTIVITIES
Proceeds on demand promissory notes payable	966,551	-
Repayment of demand promissory notes payable	(217,035)	-
Cash paid on settlement agreement [note 8]	(9,880)	-
Proceeds on exercise of stock options	-	104,507
Cash provided by financing activities	739,636	104,507

Effect of change in foreign exchange rate on cash and cash equivalents	(21,815)	408,367

Decrease in cash and cash equivalents	(1,531,669)	(1,554,028)
Cash and cash equivalents, beginning of year	1,606,448	3,160,476
Cash and cash equivalents, end of year	74,779	1,606,448

Supplemental Cash Flow Information:
Interest paid in the year	6,943	-

See accompanying notes

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of business

Voice Mobility International, Inc., (the "Company") is a Nevada corporation engaged in the development and sales and marketing of enhanced messaging software systems through its wholly owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company's enhanced messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company's principal geographic market is North America.

Basis of presentation

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $228,754 for the year ended December 31, 2008 [2007 - $3,357,597] and has a total shareholders' deficiency of $8,105,369 [2007 - $10,630,629] and working capital deficiency of $8,294,047 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. In fiscal 2008, the Company received gross proceeds of $966,551 (Cdn$1,102,000) in connection with the issuance of debt financing. In fiscal 2007, the Company received gross proceeds of $104,507 in connection with the exercise of outstanding options. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

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

For software arrangements involving multiple elements, the Company allocates revenue to each element based on vendor specific objective evidence of relative fair values, which are derived by allocating a value to each element that is based upon the prices charged when the element is sold separately. If vendor specific objective evidence does not exist, the revenue is recognized upon delivery of all elements. The Company's product and services are generally sold as part of a contract involving software, hardware, maintenance and training. Vendor specific objective evidence is used to determine the relative fair values of these various elements in each of the contracts.

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

From time to time the Company enters into multiple contracts with a single customer or group of customers. The Company references AICPA Technical Practice Aid 5100.39, Software Revenue Recognition for Multiple-Element Arrangements when making their assessment if multiple agreements or contracts with a customer should be considered separate arrangements or one multiple-element arrangement.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

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

Inventory

Inventory is valued at the lower of cost, determined on a first in first out basis, and net realizable value. Inventory consists of computer hardware and software acquired from suppliers to be resold to the Company’s customers.

Property and equipment

Property and equipment are recorded at cost. Amortization is provided using the straight-line method over the assets estimated useful lives as follows:

Computer equipment	3 years
Computer software	2 years
Office equipment and furniture	5 years
Leasehold improvements	Term of the lease

Software development costs

Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized and amortized on a product-by-product basis, pursuant to SFAS No. 86, computer software to be sold, leased or otherwise marketed.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock-based compensation

On January 1, 2006, the Company began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes valuation model to estimate the fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility, expected life and forfeiture rates. The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Income taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be settled. The Company records a valuation allowance to reduce deferred tax assets to the amount believed more likely than not to be realized.

On January 1, 2007, the Company began accounting for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries  are subject to U.S.  federal income tax,  Canadian income tax, as well as income tax of multiple state and local jurisdictions in the U.S.A. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Fair Value Measurements

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

Comprehensive loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of shareholders’ deficit but are excluded from net loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Recent Accounting Pronouncements

In May, 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that this Statement will result in a change in current practice.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of FAS No. 133. FAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of FAS No. 161 on its financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company, would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of FSP FAS 142-3 on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("141R"). FAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for the Company, would be the fiscal year beginning January 1, 2009. The Company is currently assessing the impact of FAS No. 141R on its financial position and results of operations.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

On January 1, 2008, the Company began accounting for noncontrolling interests in consolidated financial statements under the provisions of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51” (“SFAS160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. SFAS 160 is effective for fiscal years, and interim periods within 2008 and 2007, presentation and disclosure of SFAS 160 shall be applied retrospectively for all periods presented. The adoption of this standard does not have a material impact on its consolidated results of operations, cashflows or financial position until adoption.

3. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable and the other receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. At December 31, 2008 an allowance for doubtful accounts totalled $33,700 (2007 – nil).

Amounts owing from three customers comprised 92% of the gross accounts receivable balance at December 31, 2008. Amounts owing from four customers comprised 100% of the gross accounts receivable balance at December 31, 2007.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

4. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates in one major line of business, the development, sales and marketing of enhanced messaging software systems.

Revenue from external customers, by location of customer, is as follows:

	Canada	US	Total

2008	35,400	434,393	469,793
2007	-	245,206	245,206

Sales from technical training and support services to one customer comprised 15% of revenue and revenue from four other customers comprise 65% of revenue in 2008. Sales from technical training and support services to one customer comprised 88% of revenue and revenue from three other customers comprise 12% of revenue in 2007.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

5. PROPERTY AND EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$

2008
Computer equipment	1,907,660	1,896,680	10,980
Computer software	551,773	550,814	959
Office equipment and furniture	123,391	120,868	2,523
Leasehold improvements	30,279	30,279	-
	2,613,103	2,598,641	14,462

2007
Computer equipment	2,393,244	2,376,930	16,314
Computer software	677,114	670,330	6,784
Office equipment and furniture	151,609	146,277	5,332
Leasehold improvements	37,204	31,243	5,961
	3,259,171	3,224,780	34,391

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

6. DEMAND PROMISSORY NOTES

	2008		2007
	US$	Cdn$	US$	Cdn$

Principal	720,033	877,000	-	-
Accrued interest	4,119	5,017	-	-
	724,152	882,017	-	-

Between the months of August to November 2008, the Company issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at December 31, 2008 was 3.5%) and are repayable on demand. On September 24, 2008, the Company repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). As at December 31, 2008, the net principal amount outstanding was $720,033 (Cdn$877,000) and the Company had the capacity to draw an additional $100,985 (Cdn$123,000).

7. NOTES PAYABLE

	2008		2007
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,176,846	6,305,399	5,975,756	5,923,767
Series D notes payable	617,605	752,242	715,323	709,100
Series E notes payable	744,114	906,330	865,730	858,198
Series F convertible note payable	167,639	204,184	193,832	192,145
Series G notes payable	446,814	544,220	516,627	512,132
Series H notes payable	478,474	582,782	551,481	546,683
	7,631,492	9,295,157	8,818,749	8,742,025

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $0.94 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.94 (Cdn$1.15) per share at any time before December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

7. NOTES PAYABLE (cont’d)

All of the outstanding notes payable are denominated in Canadian dollars and include accrued and unpaid interest. Repayment of all series of notes payable have been guaranteed by the Company and are collateralized by the assets of the Company's subsidiary, Voice Mobility Inc.

SERIES C NOTES PAYABLE

	2008		2007
	US$	Cdn$	US$	Cdn$

Principal	3,807,493	4,637,526	4,678,227	4,637,526
Unamortized debt discount	(7,893)	(9,613)	(19,395)	(19,226)
	3,799,600	4,627,913	4,658,832	4,618,300
Accrued interest	1,377,246	1,677,486	1,316,924	1,305,467
	5,176,846	6,305,399	5,975,756	5,923,767

On September 9, 2003, the Company completed a restructuring arrangement whereby certain existing debt and convertible preferred stock were settled in full in exchange for the issuance of Series C notes, common stock and Class T share purchase warrants. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $3,300,127 (Cdn$4,454,841) was allocated to the notes and $272,379 (Cdn$367,685) was allocated to the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and is being recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 980,137 Class Z share purchase warrants. The relative fair value of warrants of $502,894 (Cdn$588,082) was estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and is being recorded as interest expense. The remaining balance of the discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series C notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company's earnings before interest, tax, depreciation and amortization. 68% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

7. NOTES PAYABLE (cont'd.)

SERIES D NOTES PAYABLE

	2008		2007
	US$	Cdn$	US$	Cdn$

Principal	410,509	500,000	504,388	500,000
Repayment premium	61,576	75,000	75,658	75,000
Unamortized debt discount	(2,490)	(3,033)	(6,119)	(6,065)
	469,595	571,967	573,927	568,935
Accrued interest	148,010	180,275	141,396	140,165
	617,605	752,242	715,323	709,100

On September 9, 2003, the Company issued an aggregate of $366,838 (Cdn$500,000) Series D notes and 574,999 Class R share purchase warrants to four stockholders, one of whom was a director of the Company.

The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $61,576 (Cdn$75,000) was recorded as an increase to the notes balance and as a deferred financing cost. The deferred financing cost was being amortized to interest expense over the 27-month term to maturity. The gross proceeds have been allocated to the notes and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $284,466 (Cdn$384,000) was allocated to the notes and $85,932 (Cdn$116,000) was allocated to the warrants. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The discount on the notes as a result of the warrants was subject to accretion over the 27-month term to maturity of the notes and is being recorded as interest expense.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 120,221 Class Z share purchase warrants. The relative fair value of warrants of $61,683 (Cdn$72,133) was estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense. The remaining balance of the deferred financing cost and discount on the notes is subject to accretion over the 51-month term to the amended date of maturity of December 31, 2009.

The Series D notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 8% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

7. NOTES PAYABLE (cont'd.)

SERIES E NOTES PAYABLE

	2008		2007
	US$	Cdn$	US$	Cdn$

Principal	492,611	600,000	605,266	600,000
Repayment premium	73,892	90,000	90,790	90,000
	566,503	690,000	696,056	690,000
Accrued interest	177,611	216,330	169,674	168,198
	744,114	906,330	865,730	858,198

During the months of November and December 2003, the Company issued an aggregate of $457,754 (Cdn$600,000) Series E notes to two stockholders. The notes are subject to a repayment premium equal to 15% of the outstanding principal balance. The repayment premium of $69,418 (Cdn$90,000) was recorded as an increase to the notes payable balance and expensed immediately as interest since the notes were due on demand.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 144,266 Class Z share purchase warrants. The relative fair value of warrants of $74,021 (Cdn$86,560) was estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series E notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 10% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

7. NOTES PAYABLE (cont'd.)

SERIES F CONVERTIBLE NOTE PAYABLE

	2008		2007
	US$	Cdn$	US$	Cdn$

Principal	123,214	150,075	151,392	150,075
Accrued interest	44,425	54,109	42,440	42,070
	167,639	204,184	193,832	192,145

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

The note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $0.94 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.94 (Cdn$1.15) per share at any time before December 31, 2009.

The Series F convertible note bears interest at 8% per annum and is payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 2% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

7. NOTES PAYABLE (cont'd.)

SERIES G NOTES PAYABLE

	2008		2007
	US$	Cdn$	US$	Cdn$

Principal	328,407	400,000	403,511	400,000
Accrued interest	118,407	144,220	113,116	112,132
	446,814	544,220	516,627	512,132

On July 1, 2004, the Company issued an aggregate of $303,882 (Cdn$400,000) Series G notes to two shareholders.

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 84,448 Class Z share purchase warrants. The relative fair value of warrants of $43,329 (Cdn$50,669) was estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series G notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

SERIES H NOTES PAYABLE

	2008		2007
	US$	Cdn$	US$	Cdn$

Principal	369,458	450,000	453,949	450,000
Accrued interest	109,016	132,782	97,532	96,683
	478,474	582,782	551,481	546,683

During the months of March and May 2005, the Company issued an aggregate of $367,227 (Cdn$450,000) Series H notes to three stockholders.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

7. NOTES PAYABLE (cont'd.)

On September 19, 2005, the Company amended the maturity date and repayment provision in exchange for the issuance of 89,244 Class Z share purchase warrants. The relative fair value of warrants of $45,789 (Cdn$53,546) was estimated using the Black-Scholes option pricing model and was recorded as a deferred finance charge and is subject to amortization over the 51-month term to maturity of the notes and recorded as interest expense.

The Series H notes bear interest at 8% per annum and are payable based upon a tiered percentage of the Company’s earnings before interest, tax, depreciation and amortization. 6% of the aggregate amount payable to service the notes are payable quarterly and mature on December 31, 2009.

8. PROMISSORY NOTE PAYABLE

Effective December 31, 2008, the Company entered into a settlement agreement with Aliant Telecom Inc. / Telecommunications Aliant Inc. whereby the Company paid $9,880 (Cdn$12,000) in cash to release any and all obligations related to a promissory note dated December 28, 2001 to Innovatia in the principal amount of Cdn$2,720,142; the LivingLab Agreement dated February 27, 2001 and March 4, 2002 and Software License Agreements dated May 23, 2000, March 1, 2001 and June 14, 2002, including any amendment and addenda.

As a result of the settlement agreement the Company recorded an unusual gain of $3,195,836. In addition to eliminating the promissory note payable, certain assets and liabilities related to the promissory note payable were also eliminated by the settlement agreement including deferred contract costs of $81,631, accrued liabilities of $57,223, accounts payable of $83,730 and deferred revenue of $318,685.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

9. LOSS PER SHARE

The following table sets forth the computation of loss per share:

	2008	2007
	$	$

Numerator:
Net loss for the year	(228,754)	(3,357,597)

Denominator:
Weighted average number of common stock outstanding	56,842,571	56,501,964
Weighted average number of common stock issuable on exercise of Exchangeable Shares	-	9,829
Weighted average number of common stock equivalents outstanding	56,842,571	56,511,793

Basic and diluted loss per share	(0.00)	(0.06)

In connection with the 1999 recapitalization of the Company, Voice Mobility Canada Limited (VM Canada), a wholly-owned subsidiary, issued 6,600,000 VM Canada Exchangeable Shares. Each VM Canada Exchangeable Share is exchangeable for one common share of the Company at any time at the option of the stockholder, and will be exchanged no later than July 1, 2009, and has essentially the same voting, dividend and other rights as one common share. A share of Series A preferred voting stock, which was issued to a trustee in trust for the holders of the VM Canada Exchangeable Shares, provides the mechanism for holders of the VM Canada Exchangeable Shares to have voting rights in the Company. The Company considers each Exchangeable Share as equivalent to one share of its common stock and therefore the Exchangeable Shares are included in the computation of basic loss per share. During 2007, holders of the Exchangeable Shares exchanged 512,500 Exchangeable Shares into 512,500 common shares of the Company for no additional consideration. No Exchangeable Shares are outstanding.

For the years ending December 31, 2008 and 2007, the Company's common shares issuable upon the exercise of stock options, warrants and other convertible securities were excluded from the determination of diluted loss per share as their effect would be anti-dilutive.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 1,000,000 shares of preferred stock, par value $0.001 per share.

[b] Common stock

2008

No common stock was issued during the year ended December 31, 2008.

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL (cont'd.)

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

Activity under the Plan is as follows:

		Options Outstanding
				Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2006	2,311,928	7,564,045	$0.14 – $1.70	$0.64
Options granted	(2,420,500)	2,420,500	$0.23 - $0.61	$0.37
Options expired	396,250	(396,250)	$0.16 – $0.28	0.19
Options forfeited	1,272,474	(1,272,474)	$0.23 – $1.11	$0.73
Options exercised	-	(590,937)	$0.16 – $0.28	$0.19
Balance, December 31, 2007	1,560,152	7,724,884	$0.23 – $1.31	$0.71
Options granted	(1,235,000)	1,235,000	$0.16 - $0.19	$0.17
Options expired	472,334	(472,334)	$0.27 – $0.37	$0.31
Options forfeited	753,965	(753,965)	$0.22 – $1.07	$0.54
Balance, December 31, 2008	1,551,451	7,733,585	$0.16 – $0.91	$0.53

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL (cont'd.)

The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as at December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Range of	Outstanding at	Average	Remaining	Exercisable at	Average
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise
Prices	2008	Price	Life (years)	2008	Price

$0.16 - $0.50	3,666,806	$0.27	3.75	2,068,395	$0.32
$0.51 - $0.91	4,066,779	$0.77	0.93	4,032,642	$0.77
	7,733,585	$0.53	2.27	6,101,037	$0.62

As at December 31, 2008, 7,733,585 [2007 - 7,724,884] options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.65 [2007 – Cdn$0.70].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL (cont'd.)

Impact of Adoption of FAS 123(R)

Prior to December 31, 2005, the Company accounted for options issued under the plan per the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the year ended December 31, 2008 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the year ended December 31, 2008 includes stock-based compensation expense related to employees of $354,424 [2007 - $545,354] reported in the statement of operations as follows:

	2008 $	2007 $
Stock-based compensation
Sales and marketing	79,842	95,384
Research and development	62,384	119,535
General and administrative	212,198	330,435
Total stock-based compensation	354,424	545,354

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL (cont'd.)

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the year ended December 31, 2008 and 2007 was estimated using the Black-Scholes option pricing model.

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

	2008	2007

Expected life of employee stock options (in years)	3.0	3.0
Weighted average volatility	84%	79%
Expected volatility	82% - 85%	78% - 80%
Risk-free interest rate	3.07% - 3.37%	4.03% - 4.66%
Dividend yields	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	$0.09	$0.16

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL (cont'd.)

Stock-based Payment Award Activity

A summary of option activity under the Plan as of December 31, 2008, and changes during the year ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding at January 1, 2008	7,724,884	0.71
Granted	1,235,000	0.17
Expired	(472,334)	0.31
Forfeited	(753,965)	0.54
Outstanding at December 31, 2008	7,733,585	0.53	2.27	-
[Vested or expected to vest subsequent to December 31, 2008]	7,733,585	0.53	2.27	-
Exercisable at December 31, 2008	6,101,037	0.62	1.77	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the nil options that were in-the-money at December 31, 2008. The weighted-average grant date fair value of options granted during the year ended December 31, 2008 and 2007 was $0.09 and $0.15, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
		$

Nonvested at January 1, 2008	2,213,154	0.23
Granted	1,063,472	0.11
Vested	(1,644,078)	0.24
Nonvested at December 31, 2008	1,632,548	0.14

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL (cont'd.)

As of December 31, 2008, there was $228,557 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.12 years. The total fair value of shares vested during the year ended December 31, 2008 was $354,424.

[d] Warrants

The Company has the following common stock warrants outstanding:

	Outstanding			Forfeited	Outstanding	Exercise
	at January 1	Issued	Exercised	or Cancelled	at December 31	Price	Expiry
	#	#	#	#	#	Cdn$	Date

2008
Class R warrants	574,999	-	-	574,999	-	0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	1,176,470	-	0.425	Sep. 8/08
Class T warrants	3,198,350	-	-	3,198,350	-	0.425	Sep. 8/08
Class X warrants	2,063,560			2,063,560	-	0.25	Jul. 18/08
Class Y warrants	70,000		-	70,000	-	1.10	Aug. 18/08
Class Z warrants	1,450,000		-	1,450,000	-	1.10	Sep. 18/08
Class A warrants	3,465,500	-	-	-	3,465,500	0.65	Dec 19/09
	11,998,879	-	-	8,533,379	3,465,500

2007
Class R warrants	574,999	-	-	-	574,999	0.425	Sep. 8/08
Class S warrants	1,176,470	-	-	-	1,176,470	0.425	Sep. 8/08
Class T warrants	3,198,350	-	-	-	3,198,350	0.425	Sep. 8/08
Class U warrants	466,875	-	-	466,875	-	1.36	Mar. 4/07
Class V warrants	4,000,000	-	-	4,000,000	-	1.14	May 31/07
Class W warrants	76,923	-	-	76,923	-	1.00	Aug. 26/07
Class W warrants	1,229,450	-	-	1,229,450	-	1.00	Sep. 21/07
Class X warrants	2,063,560		-	-	2,063,560	1.10	Jun. 26/08
Class Y warrants	70,000	-	-	-	70,000	1.10	Aug. 18/08
Class Z warrants	1,450,000	-	-	-	1,450,000	1.10	Sep. 18/08
Class A warrants	3,465,500	-	-	-	3,465,500	0.65	Dec 19/09
	17,772,127	-	-	5,773,248	11,998,879

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

10. SHARE CAPITAL (cont'd.)

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

11. INCOME TAXES

The Company adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The Company is also subject to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2008	2007
	$	$

Tax recovery at U.S. statutory rates	(80,000)	(1,182,000)
Higher effective income taxes of
Canadian subsidiary	(59,000)	24,000
Change in valuation allowance	(729,000)	144,000
Change in tax rate applied in valuation
allowance	(7,000)	246,000
Imputed interest	222,000	256,000
Non-deductible expenses	653,000	512,000
Income tax expense (recovery)	-	-

Deferred tax assets reflect the effects of tax losses, credits and the future income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates that apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

11. INCOME TAXES (cont'd.)

Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2008	2007
	$	$

Net operating loss carry forwards	4,900,000	8,218,000
Property and equipment	1,099,000	1,399,000
Unrealized foreign exchange	(465,000)	(1,298,000)
Debt discount accretion	94,000	110,000
Deferred revenue	-	106,000
Other	7,000	6,000
Total deferred tax assets	5,635,000	8,541,000
Valuation allowance	(5,635,000)	(8,541,000)
Net deferred tax assets	-	-

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

11. INCOME TAXES (cont'd.)

The non-capital and net operating loss carry forwards expire as follows:

$

Canada
2009	2,276,000
2010	1,853,000
2014	2,291,000
2015	1,541,000
2026	1,472,000
2027	1,554,000
Total Canada	10,987,000
U.S.
2020	2,301,000
2021	2,339,000
2022	259,000
2023	-
2024	293,000
2025	-
2026	-
2027	-
2028	225,000
Total US	5,417,000
16,404,000

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

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

12. COMMITMENTS AND CONTINGENCIES

The Company leases two premises under operating leases, one of which expires in 2012 and the other which is under a month to month lease. The minimum lease payments are as follows:

$

2009	13,225
2010	14,427
2011	14,427
2012	1,202
43,281

The rental expense charged to the consolidated statements of operations in 2008 amounted to $165,788 [2007 - $157,508].

Voice Mobility International, Inc.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

December 31, 2008	(expressed in U.S. dollars)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Net changes in operating assets and liabilities are as follows:

	2008	2007
	$	$

Accounts receivable	(114,778)	(22,886)
Other receivables	(2,701)	1,877
Prepaid expenses	32,219	(23,187)
Inventory	(66,371)	(1,846)
Accounts payable	117,199	(11,013)
Accrued liabilities	(6,648)	(13,243)
Employee related payables	(11,965)	(12,543)
Accrued interest on promissory note payable	132,342	161,553
Accrued interest on notes payable	513,495	504,246
Net change in operating assets and liabilities	592,792	582,958

14. RELATED PARTY TRANSACTIONS

During the months of August and September 2008, the Company obtained a loan from Tsalix Investments Inc., a company owned by a shareholder in the amount of $113,683 (Cdn$120,000). On September 24, 2008, The Company repaid the entire loan in full and paid the accrued interest of $690 (Cdn$712).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief executive officer. Based upon that evaluation, our company's Chief Executive Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, management concluded that, as of December 31, 2008, our company's internal control over financial reporting was effective.

Our Independent Registered Chartered Accountants have not issued an attestation report on our internal control over financial reporting pursuant to the temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management's report for the year ended December 31, 2008.

No change in our internal control over financial reporting occurred as of the end of the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The board of directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Randy G. Buchamer	Chief Executive Officer and Director	52	August 2001
David Raffa(1)(2)	Director	50	March 2006
William H. Laird(1)(2)	Director	61	June 2007
William Krebs(1)(2)	Director	62	Chairman of the Board of Directors - June 2008; 1995
Tanner Philp	Secretary	37	June 2008

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

William Krebs - Chairman of the Board of Directors and Director

Mr. Krebs previously served as a director from 1995 to June 2007. Mr. Krebs previously served as the chairman of our board of directors from 1995 to September 2000. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to August 2000, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. since 1987 and served as President and a Director of Tsalix Investments Inc. (formerly Pacific Western Mortgage Corp.) from 1994 to 1995. These companies provided consulting services and investment capital. From 1997 to 1999, he was a director and officer of WaveRider Communications, Inc., a company which dealt with wireless broadband technology. From 1990 to 1995, Mr. Krebs served as director and President of TelcoPlus Enterprises Ltd. and its wholly-owned subsidiary, Intertec Telecommunications Inc. Mr. Krebs served as a director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1973 to 1980. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

Tanner Philp - Secretary

Mr. Philp is the Chief Financial Officer and Partner of Lions Capital Corp. (a venture capital fund management company) and Chief Financial Officer and Fund Manger for BC Advantage Funds (VCC) Ltd. (a venture capital company) from September 2004 to present; field manager with KPMG LLP (London, UK) (an accounting firm) from September 2001 to September 2002; accountant with KPMG LLP (Vancouver) (an accounting firm) from September 1999 to September 2001. Mr. Philp currently serves as a director of Vigil Health Solutions and Secretary of Urodynamix Technologies, TSX listed companies, Chairman of Conasys Consumer Assurance Systems, Secretary of RewardStream and an Observer at Zeugma Systems. Mr Philp’s is a member of the Canadian Institute of Chartered Accountants and has a Bachelor of Business Administration concentrated in Finance from Simon Fraser University.

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

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gary Donahee	1(1)	2(1)	Nil

(1)            The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 – Statement of Changes in Beneficial Ownership.

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

Nomination Procedures For Appointment of Directors

As of March 1, 2009, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors that were otherwise disclosed in our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 23, 2008.

Audit Committee

We have a standing Audit Committee which currently consists of David Raffa, William Krebs and William Laird, all of whom are non-employee directors of our Company. All of the members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the Audit Committee on April 26, 2002 and was formed in February, 2000.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is William Krebs. William Krebs is a chartered accountant. Our board of directors has also determined that William Krebs is "independent", as that term is defined by Nasdaq Marketplace Rule 4200(a)(15).

Item 11.	Executive Compensation.

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Annual Compen- sation ($)(2)	Total ($)
Randy Buchamer Chief Executive Officer (3)	2008 2007	164,204 201,755	N/A N/A	N/A N/A	Nil Nil	Nil Nil	Nil Nil	4,926 6,053	169,130 207,808
Mike Seeley Vice President of Sales (4)	2008 2007	129,557 110,095	N/A N/A	N/A N/A	5,168 52,774	Nil Nil	Nil Nil	4,926 4,035	139,651 166,904
Rob Collins Director of Marketing (5)	2008 2007	88,670 108,191	N/A N/A	N/A N/A	12,921 18,972	Nil Nil	Nil Nil	4,926 6,053	106,517 133,216
John Gavin (6)	2008 2007	150,400 50,133	N/A N/A	N/A N/A	5,168 24,125	Nil Nil	Nil Nil	7,200 2,400	162,768 76,658
Dave Ballins (7)	2008 2007	130,400 -	N/A N/A	N/A N/A	5,168 -	Nil Nil	Nil Nil	7,200 -	142,768 -

(1) Reflects the grant date fair value calculated in accordance with FAS 123(R). See "Notes to Financial Statement – Summary of Significant Accounting Policies – Stock Based Compensation" for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2) Mr. Buchamer, Mr. Seeley, Mr. Collins, Mr. Gavin and Mr. Ballins "All Other Compensation" consists of car allowances.

(3) Compensation was paid to Mr. Buchamer by VMI, our operating subsidiary. Mr. Buchamer, Chief Executive Officer of our company and our subsidiary, entered into an indefinite term employment agreement on August 16, 2001. He receives a salary of $164,204 (Cdn$200,000) per year plus a car allowance of $411 (Cdn$500) per month.

(4) Compensation was paid to Mr. Seeley by VMI, our operating subsidiary. Mr. Seeley, Vice President of Sales entered into an indefinite term employment agreement on April 2, 2007. He receives a salary of $86,207 (Cdn$105,000) per year plus and office allowance of $328 (Cdn$400) per month and a car allowance of $411 (Cdn$500) per month. During 2008, Mr. Seeley also received a draw on commission of $3,284 (Cdn$4,000) per month.

(5) Compensation was paid to Mr. Collins by VMI, our operating subsidiary. Mr. Collins, Director of Marketing entered into an indefinite term employment agreement on January 19, 2000. He receives a salary of $88,670 (Cdn$108,000) per year plus a car allowance of $411 (Cdn$500) per month.

(6) Compensation was paid to Mr. Gavin by VMI (US), our operating subsidiary. Mr. Gavin, US Channel Manager entered into an indefinite term employment agreement on September 1, 2007.

He receives a salary of $100,000 per year plus and office allowance of $200 per month and a car allowance of $600 per month. During 2008, Mr. Gavin also received a draw on commission of $4,000 per month.

(7) Compensation was paid to Mr. Ballins by VMI (US), our operating subsidiary. Mr. Ballins, US Channel Director entered into an indefinite term employment agreement on January 3, 2008. He receives a salary of $80,000 per year plus and office allowance of $200 per month and a car allowance of $600 per month. During 2008, Mr. Ballins also received a draw on commission of $4,000 per month.

Compensation Discussion and Analysis

The compensation committee of our board of directors determines compensation for our Chief Executive Officer, reviews and makes recommendations regarding compensation of executive officers, and supervises the administration of our equity plans for executives and all employees. During the year ended December 31, 2008, the committee was composed of three independent directors, William Krebs, William Laird and David Raffa. No member is an employee or former employee of our company.

Executive Compensation Objectives

On behalf of our board of directors, the compensation committee reviews and makes recommendations concerning:

1. the compensation policy with respect to our employees or any of our subsidiaries ensuring that our company is in compliance with all legal compensation reporting requirements;

2. the compensation of our Chief Executive Officer and other officers of our company;

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

Base Salary. We target executives’ base salaries according to salary surveys. In determining each executive officer's base salary, the compensation committee takes into account competitive market data for similar positions at high-technology companies, individual responsibilities and performance, and internal equity within our company.

Stock Options. Our equity incentives have been in the form of stock options. Stock options are issued at an exercise price of fair market value on the date of grant. Options granted in fiscal 2008 vest ratably over thirty-six months. Fair-market-value stock options become valuable and exercisable only if the executive officer continues to work at our company and the stock price subsequently increases.

CEO Compensation

Our Chief Executive Officer's salary and stock option grants follow the policies set forth above. Randy Buchamer succeeded James Hutton as our Chief Executive Officer on August 16, 2001. In deciding on Mr. Buchamer's compensation package, the committee considered compensation practices at companies similar in size and complexity to our company; Mr. Buchamer’s base salary is set at $164,204 (CDN$200,000) per year. Mr. Buchamer also received stock option stock grant as part of his compensation package.

Stock Option Grants in 2008 to Named Executive Officers

During 2008, we granted stock option awards to our Chief Executive Officer and Vice President of Sales pursuant to our Second Amended and Restated 1999 Stock Option Plan.

During 2008, the compensation committee voted to issue a total of 1,235,000 options to other employees, consultants and directors. The exercise price was the closing price on the date of grant and ranged from Cdn$0.20 to Cdn$0.23 per share. 1,235,000 options will vest over a three-year period from the grant date. The options were granted to eleven employees. The grants ranged in size from 20,000 to 200,000 with the average being 79,091. 365,000 options were granted to our independent directors and secretary.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our named executive officers that were outstanding as of December 31, 2008.

Option Awards						Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Randy Buchamer (1)	1,674,442	93,858	N/A	0.65 (1)	5 years from grant	N/A	N/A	N/A	N/A
Mike Seeley (2)	227,078	172,922	N/A	0.21 (2)	5 years from grant	N/A	N/A	N/A	N/A
Rob Collins (3)	335,449	132,751	N/A	0.42 (3)	5 years from grant	N/A	N/A	N/A	N/A
John Gavin (4)	95,388	154,612	N/A	0.18 (4)	5 years from grant	N/A	N/A	N/A	N/A
Dave Ballins (5)	40,228	209,772	N/A	0.18 (5)	5 years from grant	N/A	N/A	N/A	N/A

(1) Includes a grant made on March 18, 2004 for 658,800 options at an exercise price of $0.70 (Cdn$0.85) per share; a grant made on February 16, 2005 for 108,800 options at an exercise price of $0.53 (Cdn$0.65) per share; a grant made on August 24, 2005 for 491,900 options at an exercise price of $0.81 (Cdn$0.99) per share; a grant made on March 30, 2006 for 108,800 options at an exercise price of $0.65 (Cdn$0.79) per share and a grant made on August 22, 2006 for 400,000 options at an exercise price of $0.41 (Cdn$0.50) per share.

(2) Includes a grant made on July 24, 2007 for 350,000 options at an exercise price of $0.22 (Cdn$0.27) per share and a grant made on July 31, 2008 for 50,000 options at an exercise price of $0.16 (Cdn$0.20) per share.

(3) Includes a grant made on March 18, 2004 for 54,400 options at an exercise price of $0.70 (Cdn$0.85) per share; a grant made on February 16, 2005 for 54,400 options at an exercise price of $0.53 (Cdn$0.65) per share; a grant made on April 6, 2005 for 75,000 options at an exercise price of $0.57 (Cdn$0.70) per share; a grant made on March 30, 2006 for 54,400 options at an exercise price of $0.65 (Cdn$0.79) per share; a grant made on February 20, 2007 for 55,000 options at an exercise price of $0.38 (Cdn$0.46) per share, a grant made on July 24, 2007 for 50,000 options at an exercise price of $0.22 (Cdn$0.27) per share and a grant made on July 31, 2008 for 125,000 options at an exercise price of $0.16 (Cdn$0.20) per share.

(4) Includes a grant made on September 4, 2007 for 200,000 options at an exercise price of $0.19 (Cdn$0.23) per share and a grant made on July 31, 2008 for 50,000 options at an exercise price of $0.16 (Cdn$0.20) per share.

(5) Includes a grant made on July 2, 2008 for 200,000 options at an exercise price of $0.19 (Cdn$0.23) per share and a grant made on July 31, 2008 for 50,000 options at an exercise price of $0.16 (Cdn$0.20) per share.

Aggregate Option Exercises in 2008 by Executive Officers

The following table provides information as to options exercised, if any, by each of the named executive officers in 2008 and the value of options held by those officers at year-end measured in terms of the last reported sale price for the shares of our common stock on December 31, 2008 ($0.03).

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2008		Value of Unexercised In-the -Money Options at December 31, 2008 (1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy Buchamer	Nil	-	1,674,442	93,858	-	-
Mike Seeley	Nil	-	227,078	172,922	-	-
Rob Collins	Nil	-	335,449	132,751	-	-
John Gavin	Nil	-	95,388	154,612	-	-
Dave Ballins	Nil	-	40,228	209,772	-	-

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2008 ($0.04 per share on OTC Bulletin Board) and the exercise price of the individual's options.

Compensation of the Company's Directors

Our non-employee directors are granted incentive stock options. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
David Raffa	Nil	Nil	10,336	N/A	N/A	N/A	10,336
William Krebs	Nil	Nil	10,336	N/A	N/A	N/A	10,336
William H. Laird	Nil	Nil	10,336	N/A	N/A	N/A	10,336

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected to receive stock options to purchase common shares as awarded by our board of directors or through our compensation committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Agreement with Our Named Executive Officers

Randy Buchamer, Chief Executive Officer of our Company and our subsidiary, entered into an employment agreement on August 16, 2001. Except for any accrued salary, Mr. Buchamer is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Buchamer's employment as Chief Executive Officer, or in connection with Mr. Buchamer's responsibilities following a change in control. During the year ended December 31, 2008, Mr. Buchamer received a salary of $164,204 (Cdn$200,000) plus a car allowance of $411 (Cdn$500) per month.

Mike Seeley, Vice President of Sales, entered into an employment agreement on April 2, 2007. Except for any accrued salary, Mr. Seeley is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Seeley's employment as Vice President of Sales, or in connection with Mr. Seeley's responsibilities following a change in control. During the year ended December 31, 2008, Mr. Seeley received a salary of $86,207 (Cdn$105,000), a draw on commission of $39,409 (Cdn$48,000), a car allowance of $4,926 (Cdn$6,000) and an office allowance of $ 3,941 (Cdn$4,800).

Rob Collins, Director of Marketing, entered into an employment agreement on January 19, 2000. Except for any accrued salary, Mr. Collins is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Collins's employment as Director of Marketing, or in connection with Mr. Collins’s responsibilities following a change in control. During the year ended December 31, 2008, Mr. Collins received a salary of $88,670 (Cdn$108,000) plus a car allowance of $411 (Cdn$500) per month.

John Gavin, US Channel Manager, entered into an employment agreement on September 1, 2007. Except for any accrued salary, Mr. Gavin is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Gavin's employment as US Channel Manager, or in connection with Mr. Gavin's responsibilities following a change in control. During the year ended December 31, 2008, Mr. Gavin received a salary of $100,000, a draw on commission of $48,000, a car allowance of $7,200 and an office allowance of $ 2,400.

Dave Ballins, US Channel Director, entered into an employment agreement on January 3, 2008. Except for any accrued salary, Mr. Ballins is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Ballins’s employment as US Channel Director, or in connection with Mr. Ballins's responsibilities following a change in control. During the year ended December 31, 2008, Mr. Ballins received a salary of $80,000, a draw on commission of $48,000, a car allowance of $7,200 and an office allowance of $ 2,400.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have set forth in the following table certain information regarding our common stock beneficially owned on March 1, 2009 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. As of March 1, 2009, we had outstanding approximately 56,842,571 shares of common stock issues and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William E. Krebs c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	4,379,639 (2)	7.7%
William H. Laird c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	3,832,721 (3)	6.7%
Randy Buchamer c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	2,064,826 (4)	3.5%
David Raffa c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	375,008 (5)	**%
Tanner Philp c/o 100 - 4190 Lougheed Highway Burnaby, BC V5C 6A8	16,255 (6)	**%
Directors and Executive Officers as a Group(5 persons)	10,693,449 (7)	18.0%
** Less than 1%

(1)            Based on 56,842,571 shares of common stock issued and outstanding as of March 1, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities, including those securities convertible or exercisable within 60 days. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)            Includes 2,593,131 shares owned by Margit Kristiansen, Mr. Krebs' wife. Includes 910,000 shares owned by a company of which Mr. Kreb’s wife is a shareholder. Also includes stock options to acquire an aggregate of 250,000 shares of our common stock exercisable within the next 60 days.

(3)            Includes 339,000 shares owned by Mr. Laird's wife. Includes 400,000 shares owned by Grey Friars Rentals Ltd. of which Mr. Laird is a shareholder. Includes options to acquire an aggregate of 69,311 shares of our common stock exercisable within the next 60 days.

(4)           Includes options to acquire an aggregate of 1,727,326 shares of our common stock exercisable within the next 60 days.

(5)            Includes options to acquire an aggregate of 375,008 shares of our common stock exercisable within the next 60 days.

(6)            Includes options to acquire an aggregate of 16,255 shares of our common stock exercisable within the next 60 days.

(7)           Includes options to acquire an aggregate of 2,437,908 shares of our common stock exercisable within the next 60 days.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than as described under the heading "Executive Compensation", no director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Corporate Governance

We currently act with four directors, consisting of Randy Buchamer, David Raffa, William Krebs and William Laird. We have determined that David Raffa, William Krebs and William Laird are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15).

We currently act with a standing audit and Governance committee. We do not have a standing nominating committee but our entire board of directors acts as our nominating committee. If any shareholders seeks to nominate a director or bring any other business at any meeting of our shareholders, the shareholder must comply with the procedures contained in our bylaws and the shareholder must notify us in writing and such notice must be delivered to or received by the Secretary in accordance with Rule 14a-8 of the Exchange Act. A shareholder may write to the Secretary of our company at our principal executive office, 100 - 4190 Lougheed Hwy, Burnaby, British Columbia, Canada V5C 6A8, to deliver the notices discussed above and for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates.

Audit Committee

Our Audit Committee consists of David Raffa, William Krebs and William Laird, all of whom are non-employee directors of our Company. All of the members of the Audit Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered chartered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The Audit Committee of the board of directors was formed in February 2000 and adopted its charter on April 26, 2002.

Governance Committee

The Governance Committee currently consists of David Raffa, William Krebs and William Laird, all of whom are non-employee directors of our Company. All of the members of our Governance Committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Governance Committee monitors the effectiveness of senior management and the Governance Committee of the Board identifies and reports on candidates to be nominated to the Board

Transactions with Independent Directors

Other than as set out below or disclosed under the heading "Certain Relationships and Related Transactions, and Director Independence", none of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2008 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

On July 31, 2008, we issued 100,000 stock options to each of David Raffa, William Krebs and William Laird in consideration for their respective services as directors of our Company. Options granted to David Raffa, William Krebs and William Laird have an exercise price of Cdn$0.20 per share and is further disclosed in this annual report under the heading "Compensation of the Company's Directors". Other than reimbursement for travel expenses incurred in connection with attending our directors' meetings, our Company did not pay any other fees to our directors during the year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended December 31, 2008 and 2007 as follows:

	2008	2007
Audit Fees	$81,000	$95,000
Audit Related Fees	-	-
Tax Fees	11,000	11,000
All Other Fees	1,000	1,000
Total Fees	$93,000	$107,000

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audit related fees paid to Ernst & Young LLP.

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

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.6	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Form of Warrant (1)
4.3	Certificate of Designation of Series A Preferred Stock (1)
4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)
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

10.5	Form of Subscription Agreement dated December 19, 2006, between our company and 52 investors who participated in the Cdn$3,425,500 private placement.(6)
10.6	Form of Subscription Agreement dated December 19, 2006, between our company and BC Advantage Funds (VCC) Ltd. (6)
10.7	Finder's Subscription Agreement dated December 19, 2006, between our company and Raymond James Ltd. (6)
14.1	Code of Ethics. (5)
31*	Section 302 Certification of Randy Buchamer, dated March 31, 2009
32*	Section 906 Certification of Randy Buchamer, dated March 31, 2009
21.1	Subsidiaries of our company
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

(3) Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(4) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(5) Previously submitted with our Form SB-2, as filed on October 20, 2005.

(6) Previously submitted with our Form 8-K, as filed on December 27, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Randy G. Buchamer

Chief Executive Officer and Director

(Principal Executive Officer and

Principal Financial Officer)

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Randy G. Buchamer Randy G. Buchamer	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2009

By: /s/ Harry Chan	Controller	March 31, 2009
Harry Chan	(Principal Accounting Officer)

By: /s/ William Krebs	Director	March 31, 2009
William Krebs

By: /s/ William Laird	Director	March 31, 2009
William Laird