Form 10-Q
period 2009-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2009-05-15
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]    No [   ]
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

56,842,571 common shares issued and outstanding as at May 1, 2009.

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)
(See Note 1 - Basis of Presentation)

As at	March 31,	December 31,
	2009	2008
	$	$
ASSETS (note 3)
Current
Cash and cash equivalents	22,980	74,779
Accounts receivable [net of allowance for doubtful accounts:
March 31, 2009 - $33,700, December 31, 2008 - $33,700]	204,757	215,480
Other receivables	9,336	14,019
Prepaid expenses	21,689	26,113
Inventory [goods held for sale]	47,575	64,780
Total current assets	306,337	395,171

Deferred finance costs	126,177	174,216
Property and equipment [net of accumulated amortization: March 31, 2009 –
$2,485,818; December 31, 2008 - $2,598,641]	15,714	14,462
Total assets	448,228	583,849

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	257,370	214,777
Accrued liabilities	31,962	67,345
Employee related payables	61,852	51,452
Demand promissory notes (note 2)	888,945	724,152
Notes payable (note 3)	7,477,384	7,631,492
Deferred revenue	116,500	-
Total current liabilities	8,834,013	8,689,218

Total liabilities	8,834,013	8,689,218
Commitments and contingencies (note 6)

Stockholders' deficiency (note 4)
Common stock, $0.001 par value, authorized 100,000,000
56,842,571 outstanding [2008 - 56,842,571]	56,843	56,843
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	42,552,358	42,505,826
Accumulated deficit	(50,778,827)	(50,168,649)
Other accumulated comprehensive loss	(216,160)	(499,390)
Total stockholders' deficiency	(8,385,785)	(8,105,369)
Total liabilities and stockholders' deficiency	448,228	583,849

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2009	2008
	$	$

Sales	219,680	85,370
Cost of sales	132,660	32,021
Gross profit	87,020	53,349

Operating expenses (note 4[c])
Sales and marketing	252,626	331,808
Research and development	99,002	233,412
General and administrative	179,733	250,054
	531,361	815,274
Loss from operations	444,341	761,925
Interest income	-	(10,685)
Interest expense	165,837	230,405
Net loss for the period	610,178	981,645
Foreign currency translation gain	(283,230)	(385,218)
Comprehensive loss for the period	326,948	596,427

Basic and diluted loss per share (note 4[d])	(0.01)	(0.02)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

For the three months ended,

	March 31,	March 31,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net loss for the period	(610,178)	(981,645)
Non-cash items included in net loss
Amortization of property and equipment	2,262	5,446
Amortization of deferred finance costs	42,599	52,832
Non-cash interest expense	2,538	3,148
Stock based compensation	46,532	120,104
Gain on disposal of property and equipment	-	(8,400)
	(516,247)	(808,515)
Net change in operating assets and liabilities	298,143	192,910
Cash used in operating activities	(218,104)	(615,605)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,987)	(1,368)
Proceed on sales of property and equipment	-	8,400
Cash (used in) provided by investing activities	(3,987)	7,032

FINANCING ACTIVITIES
Proceeds on demand promissory notes payable	179,388	-
Cash provided by financing activities	179,388	-

Effect of change in foreign exchange rate on cash and cash	(9,096)	(40,745)
equivalents

Decrease in cash and cash equivalents	(51,799)	(649,318)
Cash and cash equivalents, beginning of period	74,779	1,606,448
Cash and cash equivalents, end of period	22,980	957,130

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a loss of $610,178 for the three-months ended March 31, 2009 and has a working capital deficiency of $8,527,676 and a total stockholders’ deficiency of $8,385,785 as at March 31, 2009 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity and debt financings. During the three month period ended March 31, 2009, the Company received gross proceeds of $179,388 (Cdn$223,000) in connection with the issuance of debt financing. In fiscal 2008, the Company received gross proceeds of $966,551 (Cdn$1,102,000) and repaid $217,035 (Cdn$225,000) in connection with the issuance of debt financing. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

2. DEMAND PROMISSORY NOTES

	March 31, 2009		December 31, 2008
	US$	Cdn$	US$	Cdn$

Principal	872,116	1,100,000	720,033	877,000
Accrued interest	16,829	21,226	4,119	5,017
	888,945	1,121,226	724,152	882,017

Between the months of February and March 2009, the Company issued a series of demand promissory notes to a officer and director with an aggregate principal amount of $119,315 (Cdn$150,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at March 31, 2009 was 2.5%) and are repayable on demand.

Between the months of August to November 2008, the Company issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at March 31, 2009 was 2.5%) and are repayable on demand. On September 24, 2008, the Company repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). In January 2008, the Company accessed an additional $60,073 (Cdn$73,000) of the principal amount available. As at March 31, 2009, the net principal amount outstanding was $753,191 (Cdn$950,000) and the Company had the capacity to draw an additional $39,642 (Cdn$50,000).

3. NOTES PAYABLE

	March 31, 2009		December 31, 2008
	US$	Cdn$	US$	Cdn$

Series C notes payable	5,073,561	6,399,282	5,176,846	6,305,399
Series D notes payable	604,824	762,864	617,605	752,242
Series E notes payable	727,952	918,165	744,114	906,330
Series F convertible note payable	164,231	207,145	167,639	204,184
Series G notes payable	437,731	552,110	446,814	544,220
Series H notes payable	469,085	591,659	478,474	582,782
	7,477,384	9,431,225	7,631,492	9,295,157

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

The Series F note is convertible at the option of the holder at any time before December 31, 2009 into units at a price of $0.91 (Cdn$1.15) per unit. Each unit will consist of one common share and one non-transferable common share purchase warrant. Each warrant entitles the holder, upon giving 61 days notice to the Company, to purchase one common share of the Company at a price of $0.91 (Cdn$1.15) per share at any time before December 31, 2009.

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

Activity under the Plan is as follows:

		Options Outstanding
			Exercise	Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2008	1,551,451	7,733,585	$0.16 – $0.91	$0.53
Options expired	835,600	(835,600)	$0.67 – $0.67	$0.67
Options forfeited	307,035	(307,035)	$0.21 – $0.87	$0.52
Balance, March 31, 2009	2,694,086	6,590,950	$0.16 – $0.88	$0.49

As at March 31, 2009, 6,590,950 (December 31, 2008 – 7,733,585) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.62 (December 31, 2008 - Cdn$0.65) .

[c] Stock-based Compensation Plan

At March 31, 2009, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Compensation cost recognized in the three-month periods ended March 31, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month periods ended March 31, 2008 and 2009 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three-month period ended March 31, 2009 includes stock-based compensation expense related to employees of $46,532 [March 31, 2008 - $120,104] reported in the statement of operations as follows:

	March 31,	March 31,
	2009	2008
	$	$

Stock-based compensation:
Sales and marketing	15,446	26,449
Research and development	3,129	27,836
General and administrative	27,957	65,819
Total stock-based compensation	46,532	120,104

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month period ended March 31, 2009 and 2008 was estimated using the Black-Scholes option pricing model. There were no stock-based awards granted for the three-month period ended March 31, 2009.

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

Stock-based Payment Award Activity

A summary of option activity under the Plan as of March 31, 2009, and changes during the three-month period ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$

Outstanding at January 1, 2009	7,733,585	0.53
Expired	(835,600)	0.67
Forfeited	(307,035)	0.52
Outstanding at March 31, 2009	6,590,950	0.49	2.29	-
[Vested or expected to vest at	6,590,950	0.49	2.29	-
March 31, 2009]
Exercisable at March 31, 2009	5,237,131	0.57	1.86	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the nil options that were in-the-money at March 31, 2009. No options were granted during the three-month period ended March 31, 2009.

A summary of the status of the Company’s nonvested shares as of March 31, 2009 and changes during the three-month period ended March 31, 2009, is presented below:

Nonvested Shares	Shares	Weighted Average
		Grant-Date Fair Value
		$

Nonvested at January 1, 2009	1,632,548	0.14
Vested	(278,729)	0.14
Nonvested at March 31, 2009	1,353,819	0.14

As of March 31, 2009, there was $189,535 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.86 years. The total fair value of shares vested during the three-month period ended March 31, 2009 was $46,532.

[d] Loss per share

The following table sets forth the computation of loss per share for the three months ended:

	March 31,	March 31,
	2009	2008
	$	$
Numerator:
Net loss for the period	(610,178)	(981,645)

Denominator:
Weighted average number of common stock outstanding	56,842,571	56,842,571

Basic and diluted loss per share	(0.01)	(0.02)

[e] Warrants

As at March 31, 2009, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	Cdn$	Date of Expiry

Class A warrants	3,465,500	0.65	December 19, 2009
	3,465,500

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

5. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

6. COMMITMENTS AND CONTINGENCIES

The Company leases two premises under operating leases, one of which expires in 2012 and the other which is under a month to month lease. The minimum lease payments are as follows:

$

2009	12,771
2010	13,932
2011	13,932
2012	1,161
41,796

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that this Statement will result in a change in current practice.

8. CHANGES IN ACCOUNTING POLICIES

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities , an amendment of FAS No. 133. FAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for the Company, was the fiscal year beginning January 1, 2009. The adoption of this standard has had no impact on the financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for the Company, was the fiscal year beginning January 1, 2009. The adoption of this standard has had no impact on the financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("141R"). FAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for the Company, was the fiscal year beginning January 1, 2009. The adoption of this standard has had no impact on the financial position and results of operations.

9. SUBSEQUENT EVENTS

On April 16, 2009, the Company entered into an Exchange Agreement with seven persons holding an aggregate principal amount of Cdn$6,737,601 pursuant to a number of secured promissory notes. Pursuant to the terms of the agreement, and at the closing thereof, such holders have agreed to exchange the principal amount underlying the promissory notes for an aggregate of 19,250,280 convertible preferred shares at a rate of Cdn$0.35 per preferred share. The convertible preferred shares are convertible into common shares on a one for one basis. The holders have agreed that, on the closing date, all accrued interest underlying the notes will be forgiven.

The closing of the Exchange Agreement is subject to disinterested shareholder approval of the transaction at the Company’s annual and special meeting to be held on June 11, 2009. The closing is also conditional upon shareholders approving the alteration of the Company’s articles to increase the number of authorized preferred shares that may be issued by the directors in their discretion. On the closing date, the Company intends to create the new series of preferred shares which are convertible into common shares on a one for one basis, retractable by the holder following the ten year anniversary from the date of grant at Cdn$0.35 per share and redeemable by the Company at any time upon 30 days notice at Cdn$0.35 per share.

The Company has agreed to secure the potential redemption or retraction amount that may be payable by the Company to the holders of the convertible preferred shares upon the redemption or retraction of such shares. The Company has agreed to grant a fixed security interest in favor of the holders in all personal property held by the Company and a floating charge against all real and personal property held or later acquired by the Company.

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that are included on page 22 of this quarterly report.

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

During the three month period ended March 31, 2009, we continued the shift of our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we intend to utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allows us to reduce expenses in the areas of support and training. This allows us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the Three-Month Periods ended March 31, 2009 and March 31, 2008:

Sales

Sales for the three-month period ended March 31, 2009 were $219,680, compared to $85,370 for the three-month period ended March 31, 2008. Sales for the three-month period ended March 31, 2009 were from product license sales, hardware and software product sales and installation services. Sales for the three-month period ended March 31, 2008 were from support services provided to Avaya, product license sales, hardware and software product sales and installation and training services.

During the three-month period ended March 31, 2009, our focus was to establish and develop relationships with channel partners that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $132,660 and $32,021 for the three-month periods ended March 31, 2009 and 2008 respectively. Cost of sales for the three-month period ended March 31, 2009 were related to hardware and software costs as well as support services. Cost of sales for the three-month period ended March 31, 2008 were related to hardware and software costs as well as costs incurred while providing support services and training to Avaya.

Operating Expenses

Total operating costs for the three-month period ended March 31, 2009 were $531,361 compared to $815,274 for the three-month period ended March 31, 2008. The decrease in total costs of $283,913, or 35%, was primarily attributable to a decrease in salaries of approximately $125,000, stock-based compensation expenses of approximately $74,000, development costs of approximately $24,000, travel costs of approximately $23,000, rent expenses of approximately $15,000, meals and entertainment expenses of approximately $9,000, promotional expenses of approximately $5,000, regulatory fees of approximately $4,000 and tradeshow costs of approximately $4,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $252,626 and $331,808 for the three-month periods ended March 31, 2009 and March 31, 2008 respectively, representing a decrease of $79,182 or 24%. The decrease was primarily attributable to a decrease in consulting fees of approximately $21,000, travel costs of approximately $17,000, stock-based compensation expenses of approximately $11,000, salaries of approximately $6,000, meals and entertainment of approximately $6,000, promotional expenses of approximately $5,000, tradeshow costs of approximately $4,000, investor relation expenses of approximately $3,000, telecommunication expenses of approximately $2,000, office expenses of approximately $2,000 and promotion expenses of approximately $2,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $99,002 and $233,412 for the three-month periods ended March 31, 2009 and March 31, 2008 respectively, representing a decrease of $134,410 or 58%. The decrease was primarily due to a decrease in salaries of approximately $99,000, stock-based compensation expenses of approximately $25,000, development costs of approximately $24,000 and rent expenses of approximately $13,000. There was a corresponding increase in consulting fees of approximately $28,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $179,733 and $250,054 for the three month periods ended March 31, 2009 and March 31, 2008 respectively, representing a decrease of $70,321 or 28%. The decrease was primarily attributed to a decrease in stock-based compensation expenses of approximately $38,000, salaries of approximately $19,000, consulting fees of approximately $6,000 and travel expenses of approximately $6,000.

Interest Expense

Our interest expense was $165,837 and $230,405 for the three-month periods ended March 31, 2009 and 2008 respectively. The interest expense for the three-month period ended March 31, 2009 includes the amortization of the debt discount on the Series C and D promissory notes of $2,539 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $393 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $42,206 (Cdn$52,559). The interest expense for the three-month period ended March 31, 2008 includes the amortization of the debt discount on the Series C and D promissory notes of $3,148 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $488 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $52,344 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $610,178 and $981,645 for the three-month periods ended March 31, 2009 and 2008 respectively. The decrease in net loss of $371,467, or 38%, was primarily attributable to decreases in salaries of approximately $125,000, stock-based compensation expenses of approximately $74,000, interest expenses of approximately $64,000, development costs of approximately $24,000, travel costs of approximately $23,000, rent expenses of approximately $15,000, meals and entertainment expenses of approximately $9,000, promotional expenses of approximately $5,000, regulatory fees of approximately $4,000 and tradeshow costs of approximately $4,000. There was also a decrease in interest income of approximately $11,000 and an increase in gross profit of approximately $34,000.

Since inception through March 31, 2009, we have incurred aggregate net losses of approximately $50.8 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product. However, we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when our revenues will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of March 31, 2009, we had $22,980 in cash and cash equivalents and net working capital deficiency of $8,527,676.

Between the months of February and March 2009, we issued a series of demand promissory notes to an officer and director with an aggregate principal amount of $119,315 (Cdn$150,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at March 31, 2009 was 2.5%) and are repayable on demand.

Between the months of August to November 2008, we issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at March 31, 2009 was 2.5%) and are repayable on demand. On September 24, 2008, our company repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). In January 2008, our company accessed an additional $60,073 (Cdn$73,000) of the principal amount available. As at March 31, 2009, the net principal amount outstanding was $753,191 (Cdn$950,000) and our company had the capacity to draw an additional $39,642 (Cdn$50,000).

Operating Activities

Our operating activities resulted in net cash outflows of $0.2 million for the three-month period ended March 31, 2009. Our operating activities resulted in net cash outflows of $2.3 million for the fiscal year ended December 31, 2008. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $3,987 for the three-month period ended March 31, 2009. Investing activities resulted in net cash inflows of $3,267 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received proceeds of $8,400 from the sale of property and equipment and spent $5,133 on property and equipment purchased during the period. The investing activities in fiscal 2009 and 2008 were limited due to our cash conservation plans. At March 31, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $179,388 for the three-month period ended March 31, 2009. Financing activities resulted in net cash inflows of $739,636 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received net proceeds of $749,516 from the issuance of a series of demand promissory notes payable and we paid $9,880 in cash in a settlement agreement with Aliant Telecom Inc.

Debt Obligations

As at March 31, 2009, we had $8,366,329 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Maturity
	as at March 31, 2009	Date
Demand promissory note	$888,945	On demand
Series C notes payable	5,073,561	December 31, 2009 (1)
Series D notes payable	604,824	December 31, 2009 (1)
Series E notes payable	727,952	December 31, 2009 (1)
Series F convertible note payable	164,231	December 31, 2009 (1)
Series G notes payable	437,731	December 31, 2009 (1)
Series H notes payable	469,085	December 31, 2009 (1)
	$8,366,329

(1)                 See note 3 and 9 to the unaudited interim consolidated financial statements.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ending December 31, 2009. Management projects that we may require an additional $2.5 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management’s expectations, we will need to raise additional capital. We would raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their audit report on the annual consolidated financial statements for the year ended December 31, 2008, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

CHANGES IN ACCOUNTING POLICIES

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133. FAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under FAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which, for our company, was the fiscal year beginning January 1, 2009. The adoption of this standard has had no impact on our financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for our company, was the fiscal year beginning January 1, 2009. The adoption of this standard has had no impact on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("141R"). FAS No. 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under FAS No. 141R, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This standard will change accounting treatment for business combinations on a prospective basis. FAS No. 141R is effective for fiscal years beginning after December 15, 2008, which, for our company, was the fiscal year beginning January 1, 2009. The adoption of this standard has had no impact on our financial position and results of operations.

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

Since inception through March 31, 2009, we have incurred aggregate net losses of approximately $50.8 million. Our net loss for the three month period ended March 31, 2009 was $0.6 million and the fiscal year ended December 31, 2008 was $0.2 million which includes an unusual gain of $3.2 million. We have incurred operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chief executive officer. Based upon that evaluation, our Company’s chief executive officer concluded that our Company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any material pending legal proceeding as at May 1, 2009. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit
Number	Description

3.1	Articles of Incorporation, dated October 1, 1997 (1)

3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)

3.3	Amended and Restated Bylaws (2)

4.1	Common Stock Certificate (1)

4.2	Certificate of Designation of Series A Preferred Stock (1)

4.3	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)

4.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)

10.1	Amended and Restated 1999 Stock Option Plan (4)

10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)

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

10.5	Exchange Agreement dated April 16, 2009 between our company, Voice Mobility Inc. and the holders of various promissory notes set out in the Exchange Agreement (6)

31*	Section 302 Certification of Randy Buchamer, dated May 15, 2009

32*	Section 906 Certification of Randy Buchamer, dated May 15, 2009

* Filed herewith

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
(6) Previously submitted with our Form 8-K, as filed on April 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer
Randy G. Buchamer
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Dated: May 15, 2009