Form 10-Q
period 2009-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2009-08-12
CIK 1094816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period

Commission file number 0-27387

VOICE MOBILITY INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0777819 (I.R.S. Employer Identification No.)

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

62,288,571 common shares issued and outstanding as at August 1, 2009.

VOICE MOBILITY INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

a)	Consolidated Balance Sheets – June 30, 2009 and December 31, 2008
b)	Consolidated Statements of Operations and Comprehensive Income - Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008
c)	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and 2008
d)	Notes to the Consolidated Financial Statements – June 30, 2009

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Expressed in U.S. Dollars)

(See Note 1 - Basis of Presentation)

As at	June 30, 2009 $	December 31, 2008 $
ASSETS
Current
Cash and cash equivalents	269,892	74,779
Accounts receivable	483,197	215,480
Other receivables	13,973	14,019
Prepaid expenses	14,245	26,113
Inventory	22,253	64,780
Total current assets	803,560	395,171

Deferred finance costs	-	174,216
Equipment	17,829	14,462
Total assets	821,389	583,849

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	503,045	214,777
Accrued liabilities	38,534	67,345
Employee related payables	56,942	51,452
Demand promissory notes	1,001,497	724,152
Notes payable	-	7,631,492
Total current liabilities	1,600,018	8,689,218

Total liabilities	1,600,018	8,689,218

Mezzanine Equity
Series C Convertible preferred stock	5,793,294	-

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000
62,288,571 outstanding [2008 - 56,842,571]	62,289	56,843
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Series C Convertible Preferred stock, 19,250,280 outstanding [2008 – nil]	-	-
Additional paid-in capital	43,003,209	42,505,826
Accumulated deficit	(48,720,171)	(50,168,649)
Other accumulated comprehensive loss	(917,251)	(499,390)
Total stockholders' deficiency	(6,571,923)	(8,105,369)
Total liabilities and stockholders' deficiency	821,389	583,849

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited - Expressed in U.S. Dollars)

	Three Months ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
	$	$	$	$

Sales	732,969	43,150	952,649	128,520
Cost of sales	338,074	3,771	470,734	35,792
Gross profit	394,895	39,379	481,915	92,728

Operating expenses
Sales and marketing	251,673	352,652	504,299	684,460
Research and development	77,900	188,407	176,903	421,820
General and administrative	161,067	282,486	340,800	532,540
	490,640	823,545	1,022,002	1,638,820
Loss from operations	(95,745)	(784,166)	(540,087)	(1,546,092)
Interest income	-	4,338	-	15,023
Interest expense	(180,439)	(224,041)	(346,276)	(454,446)
Loss before unusual items	(276,184)	(1,003,869)	(886,363)	(1,985,515)
Gain on exchange agreement	2,334,841	-	2,334,841	-
Net income (loss) for the period	2,058,657	(1,003,869)	1,448,478	(1,985,515)
Foreign currency translation gains (losses)	(701,090)	(68,375)	(417,860)	316,843
Comprehensive income (loss)	1,357,567	(1,072,244)	1,030,618	(1,668,672)

Basic and diluted earnings (loss) per share	0.04	(0.02)	0.03	(0.03)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in U.S. Dollars)

For the six months ended,

	June 30,	June 30,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net income (loss)	1,448,478	(1,985,515)
Non-cash items included in net income (loss)
Amortization of property and equipment	4,932	10,933
Amortization of deferred finance costs	88,053	105,356
Non-cash interest expense	227,117	6,292
Stock based compensation	80,714	221,248
Gain on disposal of equipment	-	(8,400)
Gain on exchange agreement	(2,334,841)	-
	(485,547)	(1,650,086)
Net change in operating assets and liabilities	80,196	358,600
Cash used in operating activities	(405,351)	(1,291,486)

INVESTING ACTIVITIES
Purchase of equipment	(5,039)	(2,373)
Proceeds on sale of equipment	-	8,400
Cash (used in) provided by investing activities	(5,039)	6,027

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of share issue costs	422,115	-
Proceeds on demand promissory notes payable	222,086	-
Repayment of demand promissory notes payable	(20,666)	-
Cash provided by financing activities	623,535	-

Effect of change in foreign exchange rate on cash and cash equivalents	(18,032)	(20,617)

Increase (decrease) in cash and cash equivalents	195,113	(1,306,076)
Cash and cash equivalents, beginning	74,779	1,606,448
Cash and cash equivalents, ending	269,892	300,372

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements

June 30, 2009

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

2. DEMAND PROMISSORY NOTES

	June 30, 2009		December 31, 2008
	US$	Cdn$	US$	Cdn$

Principal	968,186	1,126,000	720,033	877,000
Accrued interest	33,311	38,741	4,119	5,017
	1,001,497	1,164,741	724,152	882,017

Between the months of February and May 2009, the Company issued a series of demand promissory notes to shareholders and an officer and director of the Company with an aggregate principal amount of $162,014 (Cdn$200,000). On June 12, 2009, the Company repaid $20,564 (Cdn$24,000) of the demand promissory notes and paid the accrued interest of $102 (Cdn$119). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at June 30, 2009 was 2.25%), are repayable on demand and are guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

Between the months of August and November 2008, the Company issued a series of demand promissory notes to shareholders with an aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at June 30, 2009 was 2.25%), are repayable on demand and are guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc. On September 24, 2008, the Company repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). In January 2008, the Company accessed an additional $60,073 (Cdn$73,000) of the principal amount available. As at June 30, 2009, the net principal amount outstanding was $816,853 (Cdn$950,000) and the Company had the capacity to draw an additional $42,992 (Cdn$50,000).

3. NOTES PAYABLE

	June 30, 2009		December 31, 2008
	US$	Cdn$	US$	Cdn$

Series C notes payable	-	-	5,176,846	6,305,399
Series D notes payable	-	-	617,605	752,242
Series E notes payable	-	-	744,114	906,330
Series F convertible note payable	-	-	167,639	204,184
Series G notes payable	-	-	446,814	544,220
Series H notes payable	-	-	478,474	582,782
	-	-	7,631,492	9,295,157

On June 30, 2009, the holders of the Series C, D, E, F, G and H notes payable exchanged the principal amount underlying the notes payable of Cdn$6,737,601 for an aggregate issuance of 19,250,280 Series C convertible preferred shares of the Company at a rate of Cdn$0.35 per preferred share. All accrued interest on the Series C, D, E, F, G and H notes payable was forgiven as of June 30, 2009.

As a result of the exchange agreement the Company recorded an unusual gain of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was also written off.

4. SHARE CAPITAL

[a]	Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share and up to 21,000,000 shares of preferred stock, par value $0.001 per share.

On June 30, 2009, and following receipt of shareholder approval at the Company’s annual and special meeting held on June 11, 2009, the Company amended its Articles of Incorporation to increase the authorized number of preferred shares that may be issuable in series by its board of directors in their discretion from 1,000,000 preferred shares to 21,000,000 preferred shares

Series C Convertible Preferred Stock

Following receipt of shareholder approval at the Company’s annual and special meeting held on June 11, 2009, the Company closed the exchange agreement dated April 16, 2009 on June 30, 2009. The Company entered into the exchange agreement with Voice Mobility Inc., a wholly-owned operating subsidiary of the Company, and seven persons who held the Series C, D, E, F, G and H notes payable with a principal amount of Cdn$6,737,601. On the closing date, the holders exchanged the principal amount underlying the Series C, D, E, F, G and H notes payable for an aggregate issuance of 19,250,280 Series C convertible preferred shares of the Company at a rate of Cdn$0.35 per preferred share. All accrued interest on the Series C, D, E, F, G and H notes payable was forgiven as of June 30, 2009.

The Company’s operating subsidiary has agreed to secure the potential redemption or retraction amount that may be payable by the Company to the holders of the convertible preferred shares upon the redemption or retraction of such shares. On June 30, 2009, the Company’s operating subsidiary entered into a general security agreement whereby it agreed to grant a fixed security interest in favor of the holders in all personal property held by the Company’s operating subsidiary and a floating charge against all real and personal property held or later acquired by the Company’s operating subsidiary.

The Series C convertible preferred shares will be convertible into common shares in the capital of the Company on a one for one basis, retractable by the holder following the ten year anniversary from the date of grant at Cdn$0.35 per share and redeemable by the Company at any time upon 30 days notice at Cdn$0.35 per share, subject to adjustment for certain corporate alterations such as stock splits and consolidations. The Series C convertible preferred shares are non-voting and not entitled to dividends.

According to the guidance provided by ASR 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, the Company has classified the Series C convertible preferred shares in mezzanine equity in the financial statements. The Series C convertible preferred shares includes a feature whereby holders of the Series C convertible preferred shares may demand cash in exchange for their securities after ten years and according to ASR 268, the Company must reflected the maximum possible cash obligation related to the Series C convertible preferred shares outside of permanent equity. Shares redeemable at the holder’s option are treated as contingently redeemable share and are presented outside of shareholders’ equity in mezzanine equity

Common Stock

On June 8, 2009, in connection with a private placement transaction, the Company issued 5,000,000 units at $0.09 (Cdn$0.10) per unit for net cash proceeds of $422,115 (Cdn$474,035). Each unit consists of one share of common stock and one Class B share purchase warrant, with each warrant exercisable for a period of three years at an exercise price of $0.17 (Cdn$0.20) per share. The Company also issued 446,000 common shares and 446,000 Class B share purchase warrants to third parties as a financing fee. The warrants also include a call feature at the option of the Company that is described in Note 4[e].

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

Activity under the Plan is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price

Balance, December 31, 2008	1,551,451	7,733,585	$0.17 – $0.95	$0.53
Options expired	2,097,800	(2,097,800)	$0.73 – $0.95	$0.87
Options forfeited	307,035	(307,035)	$0.23 – $0.95	$0.57
Balance, June 30, 2009	3,956,286	5,328,750	$0.17 – $0.95	$0.43

As at June 30, 2009, 5,328,750 (December 31, 2008 – 7,733,585) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.51 (December 31, 2008 - Cdn$0.65).

[c] Stock-based Compensation Plan

At June 30, 2009, the Company has one stock-based employee compensation plan. Prior to December 31, 2005, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Compensation cost recognized in the three-month and six-month period ended June 30, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month and six-month period ended June 30, 2008 and 2009 has considerations for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three and six-month period ended June 30, 2009 includes stock-based compensation expense related to employees of $34,183 [June 30, 2008 - $101,144] and $80,714 [June 30, 2008 - $221,248] respectively reported in the statement of operations as follows:

	Three Months ended June 30		Six Months ended June 30
	2009	2008	2009	2008
	$	$	$	$
Stock-based compensation
Sales and marketing	11,467	21,270	26,913	47,719
Research and development	2,618	17,159	5,747	44,995
General and administrative	20,098	62,715	48,054	128,534
Total stock-based compensation	34,183	101,144	80,714	221,248

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month and six-month periods ended June 30, 2009 and 2008 was estimated using the Black-Scholes option pricing model. There were no stock-based awards granted for the three-month and six-month periods ended June 30, 2008 and 2009.

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

	Three Months ended June 30		Six Months ended June 30
	2009	2008	2009	2008

Expected life of employee stock options (in years)	-	-	-	-
Weighted average volatility	-	-	-	-
Expected volatility	-	-	-	-
Risk-free interest rate	-	-	-	-
Dividend yields	-	-	-	-
Weighted average fair value of stock options under employee stock option plans granted during the period	-	-	-	-

Stock-based Payment Award Activity

A summary of option activity under the Plan as of June 30, 2009, and changes during the six-month period ended is presented below:

Options	Shares	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding at January 1, 2009	7,733,585	0.53
Expired	(2,097,800)	0.87
Forfeited	(307,035)	0.57
Outstanding at June 30, 2009	5,328,750	0.43	2.57	100,215
[Vested or expected to vest at June 30, 2009]	5,328,750	0.43	2.57	100,215
Exercisable at June 30, 2009	4,207,639	0.50	2.24	33,487

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,435,000 options that were in-the-money at June 30, 2009. The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2009 and 2008 was $nil and $ nil, respectively. No options were granted during the six-month period ended June 30, 2008 and 2009.

A summary of the status of the Company’s nonvested shares as of June 30, 2009 and changes during the six-month period ended June 30, 2009, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value $

Nonvested at January 1, 2009	1,632,548	0.14
Vested	(511,437)	0.16
Nonvested at June 30, 2009	1,121,111	0.13

As of June 30, 2009, there was $145,744 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares vested during the six-month period ended June 30, 2009 was $80,714.

[d] Earnings (Loss) per share

The following table sets forth the computation of loss per share for the three months and six-months ended:

	Three Months ended		Six Months ended
	June 30		June 30
	2009	2008	2009	2008
Numerator:

Net income (loss) for the period	$2,058,657	$(1,003,869)	$1,448,478	$(1,985,515)

Denominator:

Weighted average number of common stock outstanding	58,219,033	56,842,571	57,534,604	56,842,571

Basic and diluted earnings (loss) per share	$0.04	$(0.02)	$0.03	$(0.03)

[e]Warrants

As at June 30, 2009, the Company has the following common stock warrants outstanding:

	Number of Common Shares Issuable	Exercise Price Cdn$	Date of Expiry

Class A warrants	3,465,500	0.65	December 19, 2009
Class B warrants	5,446,000	0.20	June 7, 2012
	8,911,500

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

Call Feature Cdn$

Class A warrants	1.30
Class B warrants	0.30

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

5,446,000 Class B warrants have a call feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than Cdn$0.30 on the Toronto Stock Exchange for a period of 30 consecutive days and the average daily trading volume is greater than 100,000 shares for such 30 consecutive trading day period. If the share purchase warrants have not been exercised then such share purchase warrants will terminate on the date that is 120 days from the date such demand is given to the holders.

5. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.  The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

6. COMMITMENTS AND CONTINGENCIES

The Company leases two premises under operating leases, one of which expires in 2012 and the other which is under a month to month lease. The minimum lease payments are as follows:

$

2009	13,850
2010	15,109
2011	15,109
2012	1,259
45,327

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

During the year ended December 31, 2008, we shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allowed us to reduce expenses in the areas of support and training. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the Three-Month Periods ended June 30, 2009 and June 30, 2008:

Sales

Sales for the three-month period ended June 30, 2009 were $732,969, compared to $43,150 for the three-month period ended June 30, 2008. Sales for the three-month period ended June 30, 2009 were from product license sales, hardware and software product sales and installation services. Sales for the three-month period ended June 30, 2008 were from support services provided to Avaya, our sole channel partner, hardware and software product sales.

During the three-month period ended June 30, 2009, our focus was to establish and develop relationships with channel partners that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $338,074 and $3,771 for the three-month periods ended June 30, 2009 and 2008 respectively. Cost of sales for the three-month period ended June 30, 2009 were related to hardware and software costs as well as support services. Cost of sales for the three-month period ended June 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services to Avaya.

Operating Expenses

Total operating costs for the three-month period ended June 30, 2009 were $490,640 compared to $823,545 for the three-month period ended June 30, 2008. The decrease in total costs of $332,905, or 40%, was primarily attributable to a decrease in salaries of approximately $114,000, stock-based compensation expenses of approximately $67,000, travel costs of approximately $50,000, bad debt expense of approximately $33,000, rent expenses of approximately $22,000, tradeshow costs of approximately $14,000, meals and entertainment expenses of approximately $14,000, regulatory fees of approximately $13,000 and professional fees of approximately $6,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $251,673 and $352,652 for the three-month periods ended June 30, 2009 and June 30, 2008 respectively, representing a decrease of $100,979 or 29%. The decrease was primarily attributable to a decrease in travel costs of approximately $45,000, salaries of approximately $15,000, tradeshow costs of approximately $14,000, meals and entertainment of approximately $12,000, stock-based compensation expenses of approximately $10,000 and consulting fees of approximately $8,000. There was a corresponding increase in investor relations costs of approximately $5,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $77,900 and $188,407 for the three-month periods ended June 30, 2009 and June 30, 2008 respectively, representing a decrease of $110,507 or 59%. The decrease was primarily due to a decrease in salaries of approximately $78,000, rent expenses of approximately $20,000 and stock-based compensation expenses of approximately $15,000..

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $161,067 and $282,486 for the three month periods ended June 30, 2009 and June 30, 2008 respectively, representing a decrease of $121,419 or 43%. The decrease was primarily attributed to a decrease in stock-based compensation expenses of approximately $43,000, bad debt expense of approximately $33,000, salaries of approximately $21,000, regulatory fees of approximately $13,000, professional fees of approximately $6,000, amortization expenses of approximately $3,000 and travel expenses of approximately $2,000.

Interest Expense

Our interest expense was $180,439 and $224,041 for the three-month periods ended June 30, 2009 and 2008 respectively. The interest expense for the three-month period ended June 30, 2009 includes the amortization of the debt discount on the Series C and D promissory notes of $2,709 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $420 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $45,034 (Cdn$52,559). The interest expense for the three-month period ended June 30, 2008 includes the amortization of the debt discount on the Series C and D promissory notes of $3,144 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $485 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $52,038 (Cdn$52,559).

Unusual Gain

On June 30, 2009, we entered into the exchange agreement with seven persons who held the Series C, D, E, F, G and H notes payable with a principal amount of Cdn$6,737,601, whereby the holders exchanged the principal amount underlying the Series C, D, E, F, G and H notes payable for an aggregate issuance of 19,250,280 Series C convertible preferred shares at a rate of Cdn$0.35 per preferred share. All accrued interest on the Series C, D, E, F, G and H notes payable was forgiven as of June 30, 2009.

As a result of the exchange agreement, we recorded an unusual gain of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was also eliminated upon the closing of the exchange agreement.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Income

Our net income was $2,058,657 and our net loss was $1,003,869 for the three-month periods ended June 30, 2009 and 2008 respectively. The decrease in net loss of $3,062,526, or 305%, was primarily attributable to an unusual gain of approximately $2,335,000 related to the closing of the exchange agreement and an increase in gross profits of approximately $356,000. We also had a decrease in salaries of approximately $114,000, stock-based compensation expenses of approximately $67,000, travel costs of approximately $50,000, interest expenses of approximately $44,000, bad debt expense of approximately $33,000, rent expenses of approximately $22,000, tradeshow costs of approximately $14,000, meals and entertainment expenses of approximately $14,000 and regulatory fees of approximately $13,000.

Since inception through June 30, 2009, we have incurred aggregate net losses of approximately $48.7 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product. However, we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when our revenues will exceed our ongoing operating expenses.

Results of Operations for the Six-Month Periods ended June 30, 2009 and June 30, 2008

Sales

Sales for the six-month period ended June 30, 2009 were $952,649 compared to $128,520 for the six-month period ended June 30, 2008. Sales for the six-month period ended June 30, 2009 were from product license sales, hardware and software product sales and installation services. Sales for the six-month period ended June 30, 2008 were from support services provided to Avaya, our sole channel partner, product license sales, hardware and software product sales and installation and training services.

During the six-month period ended June 30, 2009, our focus was to establish and develop relationships with channel partners that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $470,734 and $35,792 for the six-month periods ended June 30, 2009 and 2008, respectively. Cost of sales for the six-month period ended June 30, 2009 were related to hardware and software costs as well as support services. Cost of sales for the six-month period ended June 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services to Avaya.

Operating Expenses

Total operating expenses for the six-month period ended June 30, 2009 were $1,022,002 compared to $1,638,820 for the six-month period ended June 30, 2008. The decrease in total costs of $616,818, or 38%, was primarily attributable to a decrease in salaries of approximately $238,000, stock-based compensation expenses of approximately $141,000, travel costs of approximately $73,000, rent expenses of approximately $37,000, bad debt expense of approximately $33,000, meals and entertainment expenses of approximately $22,000, development costs of approximately $22,000, tradeshow costs of approximately $18,000, regulatory fees of approximately $17,000, amortization expenses of approximately $6,000, promotional expenses of approximately $5,000 and license costs of approximately $5,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $504,299 and $684,460 for the six-month periods ended June 30, 2009 and June 30, 2008, respectively, representing a decrease of $180,161 or 26%. The decrease was primarily attributable to a decrease in travel costs of approximately $62,000, consulting fees of approximately $29,000, salaries of approximately $21,000, stock-based compensation expenses of approximately $21,000, tradeshow costs of approximately $18,000, meals and entertainment of approximately $18,000, promotional expenses of approximately $5,000, courier and freight expenses of approximately $3,000, advertising and promotion expenses of approximately $2,000 and office expenses of approximately $2,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $176,903 and $421,820 for the six-month periods ended June 30, 2009 and June 30, 2008, respectively, representing a decrease of $244,917 or 58%. The decrease was primarily due to a decrease in salaries of approximately $177,000, stock-based compensation expenses of approximately $39,000, rent expenses of approximately $33,000, development costs of approximately $22,000, license costs of approximately $5,000 and travel expenses of approximately $3,000. There was a corresponding increase in consulting fees of approximately $35,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $340,800 and $532,540 for the six month periods ended June 30, 2009 and June 30, 2008, respectively, representing a decrease of $191,740 or 36%. The decrease was primarily attributed to a decrease in stock-based compensation expenses of approximately $80,000, salaries of approximately $40,000, bad debt expense of approximately $33,000, regulatory fees of approximately $17,000, travel expenses of approximately $8,000, consulting fees of approximately $7,000 and amortization expenses of approximately $6,000.

Interest Expense

Our interest expense was $346,276 and $454,446 for the six-month periods ended June 30, 2009 and 2008, respectively. The interest expense for the six-month period ended June 30, 2009 included the amortization of the debt discount on the Series C and D promissory notes of $5,247 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $814 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $87,239 (Cdn$105,118). The interest expense for the six-month period ended June 30, 2008 included the amortization of the debt discount on the Series C and D promissory notes of $6,292 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $974 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $104,383 (Cdn$105,118).

Unusual Gain

On June 30, 2009, we entered into the exchange agreement with seven persons who held the Series C, D, E, F, G and H notes payable with a principal amount of Cdn$6,737,601, whereby the holders exchanged the principal amount underlying the Series C, D, E, F, G and H notes payable for an aggregate issuance of 19,250,280 Series C convertible preferred shares at a rate of Cdn$0.35 per preferred share. All accrued interest on the Series C, D, E, F, G and H notes payable was forgiven as of June 30, 2009.

As a result of the exchange agreement, we recorded an unusual gain of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was also eliminated upon the closing of the exchange agreement.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Income

Our net income was $1,448,478 and our net loss was $1,985,515 for the six-month periods ended June 30, 2009 and 2008, respectively. The decrease in net loss of $3,433,993, or 173%, was primarily attributable to an unusual gain of approximately $2,335,000 related to the closing of the exchange agreement and an increase in gross profits of approximately $389,000. We also had a decrease in salaries of approximately $238,000, stock-based compensation expenses of approximately $141,000, interest expenses of approximately $108,000, travel costs of approximately $73,000, rent expenses of approximately $37,000, bad debt expense of approximately $33,000, meals and entertainment expenses of approximately $22,000, development costs of approximately $22,000, tradeshow costs of approximately $18,000, regulatory fees of approximately $17,000, amortization expenses of approximately $6,000, promotional expenses of approximately $5,000 and license costs of approximately $5,000. There was also a decrease in interest income of approximately $15,000 during the period.

Since inception through June 30, 2009, we have incurred aggregate net losses of approximately $48.7 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product. However, we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when our revenues will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of June 30, 2009, we had $269,892 in cash and cash equivalents and net working capital deficiency of $796,458.

Between the months of February and May 2009, our company issued a series of demand promissory notes to shareholders and an officer and director with an aggregate principal amount of $162,014 (Cdn$200,000). On June 12, 2009, our company repaid $20,564 (Cdn$24,000) of the demand promissory notes and paid accrued interest of $102 (Cdn$119). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at June 30, 2009 was 2.25%) and are repayable on demand.

Between the months of August to November 2008, our company issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at June 30, 2009 was 2.25%) and are repayable on demand. On September 24, 2008, our company repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid accrued interest of $1,260 (Cdn$1,313). In January 2008, our company accessed an additional $60,073 (Cdn$73,000) of the principal amount available. As at June 30, 2009, the net principal amount outstanding was $816,853 (Cdn$950,000) and our company had the capacity to draw an additional $42,992 (Cdn$50,000).

Operating Activities

Our operating activities resulted in net cash outflows of $0.4 million for the six-month period ended June 30, 2009. Our operating activities resulted in net cash outflows of $2.3 million for the fiscal year ended December 31, 2008. The operating cash outflows for these periods included investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $5,039 for the six-month period ended June 30, 2009. Investing activities resulted in net cash inflows of $3,267 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received proceeds of $8,400 from the sale of property and equipment and spent $5,133 on property and equipment purchased during the period. The investing activities in fiscal 2009 and 2008 were limited due to our cash conservation plans. At June 30, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $623,535 for the six-month period ended June 30, 2009. Financing activities resulted in net cash inflows of $739,636 for the fiscal year ended December 31, 2008. During the six-month period ended June 30, 2009, we received net proceeds of $201,420 from the issuance of a series of demand promissory notes payable and we also received net proceeds of $422,115 from the issuance of common shares and share purchase warrants in a private placement transaction. During the fiscal year ended 2008, we received net proceeds of $749,516 from the issuance of a series of demand promissory notes payable and we paid $9,880 in cash in a settlement agreement with Aliant Telecom Inc.

Debt Obligations

As at June 30, 2009, we had $1,001,497 in debt obligations related to certain demand promissory notes. The demand promissory notes bear interest at prime plus 4% per annum, are repayable on demand and are guaranteed by our company and are collateralized by the assets of our company’s subsidiary, Voice Mobility Inc.

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

From time to time, we enter into multiple contracts with a single customer or group of related parties. We reference AICPA Technical Practice Aid 5100.39, Software Revenue Recognition for Multiple-Element Arrangements when making our assessment if multiple agreements or contracts with a customer should be considered separate arrangements or one multiple-element arrangement.

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

Since inception through June 30, 2009, we have incurred aggregate net losses of approximately $48.7 million. Our net income for the six month period ended June 30, 2009 was approximately $1.5 million which included an unusual gain of $2.3 million and the fiscal year ended December 31, 2008 was $0.2 million which included an unusual gain of $3.2 million. We have incurred operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

We shifted our sales model from a direct sales model to a channel partner model. A channel partner is a party who purchases our products for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. Instead of being dependent on a small number of customers for the sales of our products as we were in our previous fiscal years, we are currently dependent on our channel partners for sales of our products. If our channel partners are unable to generate significant sales of our products or we are unable to expand the number of channel partner relationships, our business, financial condition and results of operations would be materially and adversely affected.

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

If we fail to effectively manage our growth, our future business results could be harmed and our managerial and operational resources may be strained.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 21,000,000 shares of preferred stock. To date, 1 share of Series A preferred stock has been designated and is issued and outstanding, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding and 19,250,280 shares of Series C preferred stock have been designated, of which 19,250,280 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

In addition to the "penny stock" rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-

institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s chief executive officer. Based upon that evaluation, our Company’s chief executive officer concluded that our Company’s disclosure controls and procedures were effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any material pending legal proceeding as at August 1, 2009. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 8, 2009, in connection with a private placement transaction, we issued 5,000,000 units at $0.09(Cdn$0.10) per unit for net cash proceeds of $422,115 (Cdn$474,035) to 29 non-U.S. persons (as such term is defined in

Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) under the Securities Act of 1933. Each unit consists of one share of common stock and one Class B share purchase warrant, with each warrant exercisable for a period of three years at an exercise price of $0.17 (Cdn$0.20) per share. We also issued 446,000 common shares and 446,000 Class B share purchase warrants to third parties, who are non-U.S. persons (as such term is defined in Regulation S of the Securities Act of 1933) as a financing fee.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual and special meeting of shareholders on June 11, 2009 in Vancouver, British Columbia, Canada. There were 56,842,571 common shares of our company entitled to vote at the meeting, of which a total of 16,650,040 (29%) were represented at the meeting either in person or by proxy.

Four proposals were approved by the shareholders at the annual meeting. The first proposal asked shareholders to elect Randy G. Buchamer, William Laird, William Krebs and Tanner Philp as directors for a one-year term expiring on the day of the 2010 annual meeting of shareholders.

DIRECTORS	VOTES FOR	VOTES WITHHELD

Randy G. Buchamer	16,544,027	6,013
William Laird	16,549,527	513
William Krebs	16,549,527	513
Tanner Philp	16,549,527	513

The second proposal asked shareholders to ratify the appointment of Ernst & Young LLP, Chartered Accountants, as independent registered public accounting firm for the year ending December 31, 2009 and to authorize the board of directors to fix the remuneration payable to the independent accountants.

VOTES FOR	VOTES AGAINST	ABSTENTIONS

16,549,540	0	500

The third proposal asked shareholders to approve the debt restructuring transaction contemplated in the Exchange Agreement dated April 16, 2009, the purpose of which is to exchange an aggregate principal amount of Cdn$6.7 million pursuant to a number of outstanding secured promissory notes for the aggregate issuance, by the Company, of 19,250,280 convertible preferred shares at a rate of Cdn$0.35 per preferred share.

VOTES FOR	VOTES AGAINST

7,799,373	212,313

The fourth proposal asked shareholders to pass a resolution to amend the Articles of Incorporation of the Company by filing a Certificate of Amendment with the Secretary of State of Nevada to increase the authorized number of preferred shares issuable by the Company from 1,000,000 preferred shares to 21,000,000 preferred shares.

VOTES FOR	VOTES AGAINST

16,334,727	215,313

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.3	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Certificate of Designation of Series A Preferred Stock (1)
4.3	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
4.5	Certificate of Amendment to Articles of Incorporation, dated June 30, 2009*
4.6	Certificate of Designation of Series C Non Voting Convertible Preferred Stock, dated June 30, 2009*
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)
10.3	Exchange Agreement dated April 16, 2009 between our company, Voice Mobility Inc. and the holders of various promissory notes set out in the Exchange Agreement (5)
10.4

Form of Subscription Agreement dated June 8, 2009, between our company and each of Glen Dickson, Johan Pleines, Dynastar Investments Limited, Robert Wasylyshyn, Barbara McKnight, Kara McKnight, Lila Jung, Stacey Parsons, Jeff Lewis, Mike Hope, Michael McKnight, Lauren McKnight, Paul Currie, Cathryn Currie, Randy West, Wan Jung, Bernie Hertel, Chris Abbott, W. Brent Peters, Sam Lichtenstein, Michael David, John Herdman, Cam MacKenzie, Robin MacKenzie, Chartwell Investments, Lukas Tassone, Bob Tassone, Robert Semple and Gavin Kirk*

10.5	Finder's Subscription Agreement dated June 8, 2009, between our company and Raymond James Ltd.*
10.6	Form of Finder's Subscription Agreement dated June 8, 2008, between our company and CR Innovations AG*
10.7	Registration Rights Agreement dated June 30, 2009, among our company and the seven holders of Series C Non Voting Convertible Preferred Stock*
31*	Section 302 Certification of Randy Buchamer, dated August 14, 2009
32*	Section 906 Certification of Randy Buchamer, dated August 14, 2009

* Filed herewith.

(1) Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2) Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(3) Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(4) Previously submitted with our Form 10-K, as filed on April 1, 2002.

(5) Previously submitted with our Form 8-K, as filed on April 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Randy G. Buchamer

Randy G. Buchamer

Chief Executive Officer and Director

(Principal Executive Officer and Principal Financial Officer)

Dated: August 12, 2009

CW2798289.3