Form 10-Q
period 2009-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2009-11-20
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

62,588,571 common shares issued and outstanding as at November 1, 2009.

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS

As at	September 30,	December 31,
	2009	2008
	$	$
ASSETS
Current
Cash	3,214	74,779
Accounts receivable	134,050	215,480
Other receivables	5,882	14,019
Prepaid expenses	5,099	26,113
Inventory	24,172	64,780
Total current assets	172,417	395,171

Deferred finance costs	-	174,216
Equipment	16,346	14,462
Total assets	188,763	583,849

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	262,534	214,777
Accrued liabilities	50,155	67,345
Employee related payables	102,024	51,452
Demand promissory note	1,139,613	724,152
Note payable	-	7,631,492
Total current liabilities	1,554,326	8,689,218

Total liabilities	1,554,326	8,689,218

Mezzanine Equity
Series C Convertible preferred stock	6,292,707	-

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000
62,288,571 outstanding [2008 - 56,842,571]	62,289	56,843
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Series C Convertible Preferred stock, 19,250,280 outstanding [2008 – nil]	-	-
Additional paid-in capital	43,029,541	42,505,826
Accumulated deficit	(49,234,076)	(50,168,649)
Other accumulated comprehensive loss	(1,516,025)	(499,390)
Total stockholders' deficiency	(1,365,563)	(8,105,369)
Total liabilities and stockholders' deficiency	188,763	583,849

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008
	$	$	$	$

Sales	210	103,620	952,859	232,140
Cost of sales	179	82,295	470,914	118,087
Gross profit	31	21,325	481,945	114,053

Operating expenses
Sales and marketing	228,989	293,918	733,288	978,378
Research and development	75,466	117,057	252,369	538,876
General and administrative	191,930	205,166	532,731	737,706
	496,385	616,141	1,518,387	2,254,960
Loss from operations	(496,354)	(594,816)	(1,036,442)	(2,140,907)
Interest income	-	367	-	15,390
Interest expense	(17,550)	(226,760)	(363,826)	(681,206)
Loss before unusual items	(513,904)	(821,209)	(1,400,268)	(2,806,723)
Gain on exchange agreement	-	-	2,334,841	-
Net income (loss)	(513,904)	(821,209)	934,573	(2,806,723)

Other Comprehensive income (loss)
Foreign currency translation gain (loss)	(99,362)	525,478	(517,222)	842,321
Total Comprehensive income (loss)	(613,266)	(295,731)	417,351	(1,964,402)

Basic and diluted loss per share	(0.01)	(0.01)	0.01	(0.05)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended,

	September 30,	September 30,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net income (loss)	934,573	(2,806,723)
Non-cash items included in net income (loss)
Amortization of equipment	7,766	16,627
Amortization of deferred finance costs	88,053	156,282
Non-cash interest expense	227,117	9,327
Stock based compensation	107,046	301,606
Gain on disposal of equipment	-	(8,400)
Gain on exchange agreement	(2,334,841)	-
	(970,286)	(2,331,281)
Net change in operating assets and liabilities	256,212	483,154
Cash used in operating activities	(714,074)	(1,848,127)

INVESTING ACTIVITIES
Purchase of equipment	(7,578)	(5,119)
Proceeds on sale of equipment	-	8,400
Cash provided by (used in) investing activities	(7,578)	3,281

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of share issue costs	422,115	-
Proceeds on demand promissory notes payable	359,732	501,593
Repayment of demand promissory notes payable	(123,208)	(217,035)
Cash provided by financing activities	658,639	284,558

Effect of change in foreign exchange rate on cash	(8,552)	(20,187)

Decrease in cash	(71,565)	(1,580,475)
Cash, beginning	74,779	1,606,448
Cash, ending	3,214	25,973

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2009
Unaudited

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Business
Voice Mobility International, Inc. (the "Company") is a Nevada corporation engaged in the development and sales and marketing of enhanced messaging software systems through its wholly-owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. The Company's enhanced messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium. The Company's principal geographic market is North America.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has a history of losses and a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management has been unable, thus far, to finance operations through a series of equity and debt financings. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Recently Adopted Accounting Guidance
On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

2. DEMAND PROMISSORY NOTE

	September 30, 2009		December 31, 2008
	US$	Cdn$	US$	Cdn$

Principal	1,130,102	1,210,000	720,033	877,000
Accrued interest	9,511	10,184	4,119	5,017
	1,139,613	1,220,184	724,152	882,017

Between the months of February and September 2009, the Company issued a series of demand promissory notes to shareholders and an officer and director of the Company with an aggregate principal amount of $253,818 (Cdn$300,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at September 30, 2009 was 2.25%), are repayable on demand and are guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc. On June 12, 2009, the Company repaid $20,564 (Cdn$24,000) of the demand promissory notes and paid the accrued interest of $102 (Cdn$119). On July 7, 2009, the Company repaid $23,690 (Cdn$26,000) of the demand promissory notes and paid the accrued interest of $219 (Cdn$240). On September 8, 2009, the Company repaid $36,446 (Cdn$40,000) of the demand promissory notes and paid the accrued interest of $56 (Cdn$62). As at September 30, 2009, the net principal amount outstanding was $196,133 (Cdn$210,000) and accrued interest of 4,714 (Cdn$5,047).

Between the months of August and November 2008, the Company issued a series of demand promissory notes to shareholders with an aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at June 30, 2009 was 2.25%), are repayable on demand and are guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc. On September 24, 2008, the Company repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). On July 31, 2009 and September 9, 2009, the Company paid the accrued interest of $37,293 (Cdn$40,929) and $4,837 (Cdn$5,308) respectively. In January 2009, the Company accessed an additional $60,073 (Cdn$73,000) of the principal amount available. In July 2009, the Company accessed an additional $45,842 (Cdn$50,000) of the principal amount available. As at September 30, 2009, the net principal amount outstanding was $933,969 (Cdn$1,000,000) and accrued interest of 4,798 (Cdn$5,137)..

3. NOTES PAYABLE

	September 30, 2009		December 31, 2008
	US$	Cdn$	US$	Cdn$

Series C notes payable	-	-	5,176,846	6,305,399
Series D notes payable	-	-	617,605	752,242
Series E notes payable	-	-	744,114	906,330
Series F convertible note payable	-	-	167,639	204,184
Series G notes payable	-	-	446,814	544,220
Series H notes payable	-	-	478,474	582,782
	-	-	7,631,492	9,295,157

On June 30, 2009, the holders of the Series C, D, E, F, G and H notes payable exchanged the principal amount underlying the notes payable of Cdn$6,737,601 for an aggregate issuance of 19,250,280 Series C convertible preferred shares of the Company at a rate of Cdn$0.35 per preferred share. All accrued interest on the Series C, D, E, F, G and H notes payable, in the amount of $2,334,841, was forgiven as of June 30, 2009.

As a result of the exchange agreement the Company recorded a gain in the amount of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was also written off.

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

The Company has classified the Series C convertible preferred shares in mezzanine equity in the financial statements. The Series C convertible preferred shares includes a feature whereby holders of the Series C convertible preferred shares may demand cash in exchange for their securities after ten years and according to ASR 268, the Company must reflect the maximum possible cash obligation related to the Series C convertible preferred shares outside of permanent equity. Shares redeemable at the holder’s option are treated as contingently redeemable share and are presented outside of shareholders’ equity in mezzanine equity

Common Stock

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

[b] Stock options

The Stock Option Plan ("Plan") authorizes an aggregate amount of 12,000,000 common shares to be issued pursuant to the exercise of stock options. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 5-year contractual terms.

Activity under the Plan is as follows:

			Options Outstanding
			Exercise	Weighted
	Shares Available	Number	Price	Average
	for Grant	of Shares	per Share	Exercise Price

Balance, December 31, 2008
	1,551,451	7,733,585	$0.17 – $0.95	$0.53
Options expired	2,106,550	(2,106,550)	$0.78 – $1.04	$0.94
Options forfeited	442,451	(442,451)	$0.25 – $1.03	$0.51
Balance, September 30, 2009	4,100,452	5,184,584	$0.19 – $1.04	$0.48

As at September 30, 2009, 5,184,584 (December 31, 2008 – 7,733,585) options outstanding have an exercise price denominated in Canadian dollars with a weighted average exercise price of Cdn$0.51 (December 31, 2008 - Cdn$0.65) .

[c] Stock-based Compensation Plan

Total stock-based compensation for the three and nine-month period ended September 30, 2009 includes stock-based compensation expense related to employees of $26,332 [September 30, 2008 - $80,358] and $107,046 [September 30, 2008 - $301,606] respectively reported in the statement of operations as follows:

	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008
	$	$	$	$
Stock-based compensation
Sales and marketing	11,467	16,618	38,380	64,337
Research and development	2,618	9,970	8,365	54,965
General and administrative	12,247	53,770	60,301	182,304
Total stock-based compensation	26,332	80,358	107,046	301,606

Valuation Assumptions

The fair value of the Company's stock-based awards granted to employees for the three-month and nine-month periods ended September 30, 2009 and 2008 was estimated using the Black-Scholes option pricing model. There were no stock-based awards granted for the three-month and nine-month periods ended September 30, 2009.

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

	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008

Expected life of employee stock
options (in years)	-	3.0	-	3.0
Weighted average volatility	-	84%	-	84%
Expected volatility	-	82% - 85%	-	82% - 85%
Risk-free interest rate	-	3.09% - 3.37%	-	3.09% - 3.37%
Dividend yields	-	0%	-	0%
Weighted average fair value of
stock options under employee
stock option plans granted
during the period	-	$0.10	-	$0.10

Stock-based Payment Award Activity

A summary of option activity under the Plan as of September 30, 2009, and changes during the nine-month period ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares		Term

Outstanding at January 1, 2009	7,733,585	0.53
Expired	(2,106,550)	0.94
Forfeited	(442,451)	0.51
Outstanding at September 30, 2009	5,184,584	0.48	2.31	9,480
[Vested or expected to vest	5,184,584	0.48	2.31	9,480
subsequent to September 30, 2009]
Exercisable at September 30, 2009	4,260,070	0.54	2.02	3,687

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1,015,000 options that were in-the-money at September

30, 2009. The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2009 and 2008 was $nil and $0.10, respectively.

A summary of the status of the Company’s nonvested shares as of September 30, 2009 and changes during the nine-month period ended September 30, 2009, is presented below:

		Weighted Average
		Grant-Date Fair Value
Nonvested Shares	Shares	$

Nonvested at January 1, 2009	1,632,548	0.14
Vested	(708,034)	0.15
Nonvested at September 30, 2009	924,514	0.12

As of September 30, 2009, there was $110,942 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.62 years. The total fair value of shares vested during the nine-month period ended September 30, 2009 was $107,046.

[d] Earnings (loss) per share

The following table sets forth the computation of loss per share for the three months and nine-months ended:

	Three Months ended		Nine Months ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:
Net income (loss) for the period	$(513,904)	$(821,209)	$934,573	$(2,806,723)
Denominator:
Weighted average number of common stock outstanding	62,288,571	56,842,571	59,136,674	56,842,571
Basic and diluted earnings (loss) per share	$(0.01)	$(0.01)	$0.02	$(0.05)

[e] Warrants

As at September 30, 2008, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	Cdn$	Date of Expiry

Class A warrants	3,465,500	0.65	December 19, 2009
Class B warrants	5,446,000	0.20	June 7, 2012
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

5. SUBSEQUENT EVENTS

Randy Buchamer, the Company’s chief executive officer, chief financial officer and director resigned his positions effective October 13, 2009.

Following the resignation of Mr Buchamer, William Krebs, a director of the Company, was appointed, on an interim basis, to act as chief executive officer and chief financial officer of the Company.

In connection with Mr. Buchamer’s resignation, the Company entered into a loan agreement dated November 2, 2009 with Mr. Buchamer, whereby the Company agreed to repay outstanding promissory notes in the aggregate principal amount of $150,000 to Mr. Buchamer based upon the following schedule: (i) $25,000 on November 2, 2009; (ii) $62,500 on March 31, 2010; and (iii) $62,500 on July 31, 2010. The principal amount outstanding bears interest at the rate equal to the prime rate plus 4% per annum, compounded annually, with interest payable on the date of repayment as follows: (i) as to $35,000 of the principal amount, from February 16, 2009 to the date of repayment; and (ii) as to $115,000 of the principal amount, from March 31, 2009 to the date of repayment. To secure the payment of the principal and interest of such amounts, and any other amount that the Company may owe Mr. Buchamer in the future, the Company granted a security interest in all present and after acquired property of the Company and the Company’s subsidiaries to Mr. Buchamer. In addition, Voice Mobility (US) Inc., the Company’s wholly-owned subsidiary, agreed to guarantee the payment obligations of the Company in the event of default under the terms of the loan agreement.

In connection with Mr. Buchamer’s resignation, the Company is to pay him the sum of $170,000 over a period of 12 months (from October 14, 2009 to September 30, 2010) payable in bi-weekly instalments. As Mr. Buchamer has agreed to remain as a consultant of the Company following his resignation, we have agreed to pay Mr. Buchamer a service fee of $30,000 payable in three equal instalments of $10,000 each on November 15, 2009, December 15, 2009 and January 15, 2010.

On October 15, 2009, the Company issued a promissory note for an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum (prime rate is 2.5%) is unsecured and is repayable on demand.

On November 5, 2009, the Company closed a unit financing for gross proceeds of $120,000. Each unit consisted of a one-year 10% promissory note and one common share purchase warrant for each $1.00 of the principal amount of each Note. Each share purchase warrant will entitle the holder to purchase one common share of the Company at the price of Cdn$0.25 per share until expiry on November 5, 2012. Additionally, 42,857 common shares were issued, as a finder fee, with the same terms as above.

On November 12, 2009, the Company issued a promissory note for an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum (prime rate is 2.5%), is unsecured and is repayable on demand.

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

We are engaged in the development, sales and marketing of unified voice-messaging software through our wholly-owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

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

Results of Operations for the Three-Month Periods ended September 30, 2009 and September 30, 2008:

Sales

Sales for the three-month period ended September 30, 2009 were $210 compared to $103,620 for the three-month period ended September 30, 2008. Sales for the three-month period ended September 30, 2009 were from software product sales. Sales for the three-month period ended September 30, 2008 were from software, hardware and installation services.

During the three-month period ended September 30, 2009, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $179 and $82,295 for the three-month periods ended September 30, 2009 and 2008 respectively. Cost of sales for the three-month period ended September 30, 2009 were related to software. Cost of sales for the three-month period ended September 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2009 were $496,385 compared to $616,141 for the three-month period ended September 30, 2008. The decrease in total costs of $119,756, or 19%, was primarily attributable to a decrease in stock-based compensation expenses of approximately $54,000, travel costs of approximately $41,000, salaries of approximately $32,000, rent expenses of approximately $20,000, meals and entertainment expenses of approximately $14,000, professional fees of approximately $6,000, bank charges of approximately $5,000 and tradeshow costs of approximately $5,000. There was a corresponding increase in regulatory fees of approximately $36,000 and exchange and consulting fees of approximately $22,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $228,989 and $293,918 for the three-month periods ended September 30, 2009 and 2008 respectively, representing a decrease of $64,929 or 22%. The decrease was primarily attributable to a decrease in travel costs of approximately $40,000, meals and entertainment of approximately $12,000, tradeshow costs of approximately $6,000, stock-based compensation expenses of approximately $5,000, courier costs of approximately $2,000 and dues and subscription costs of approximately $2,000. There was a corresponding increase in consulting fees of approximately $2,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $75,466 and $117,057 for the three-month periods ended September 30, 2009 and 2008 respectively, representing a decrease of $41,591 or 36%. The decrease was primarily due to a decrease in salaries of approximately $35,000, rent expenses of approximately $20,000 and stock-based compensation expenses of approximately $7,000. There was a corresponding increase in consulting fees of approximately $19,000 and development costs of approximately $1,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $191,930 and $205,166 for the three-month periods ended September 30, 2009 and 2008 respectively, representing a decrease of $13,236 or 6%. The decrease was primarily attributed to a decrease in stock-based compensation expenses of approximately $41,000, professional fees of approximately $6,000, bank charges of approximately $5,000, amortization expenses of approximately $3,000. There was a corresponding increase in regulatory fees of approximately $36,000, salaries of approximately $4,000, and insurance fees of approximately $2,000.

Interest Expense

Our interest expense was $17,550 and $226,760 for the three-month periods ended September 30, 2009 and 2008 respectively. The interest expense for the three-month period ended September 30, 2008 includes the amortization of the debt discount on the Series C and D promissory notes of $3,035 (Cdn$3,161), the amortization of the 15% repayment premium of the Series D promissory note of $471 (Cdn$490) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $50,455 (Cdn$52,559).

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $513,904 and $821,209 for the three-month periods ended September 30, 2009 and 2008 respectively. The decrease in net loss of $307,305, or 37%, was primarily attributable to a decrease in interest expenses of approximately $209,000, stock-based compensation expenses of approximately $54,000, travel costs of approximately $40,000, salaries of approximately $32,000, rent expenses of approximately $20,000, meals and entertainment expenses of approximately $14,000, professional fees of approximately $7,000 and bank charges of approximately $6,000. During the three-month period ended September 30, 2009, gross profits decreased by approximately $21,000. There were also corresponding increases in regulatory fees of approximately $36,000 and consulting fees of approximately $22,000.

Since inception through September 30, 2009, we have incurred aggregate net losses of approximately $49.2 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product. However, we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when our revenues will exceed our ongoing operating expenses.

Results of Operations for the Nine-Month Periods ended September 30, 2009 and September 30, 2008

Sales

Sales for the nine-month period ended September 30, 2009 were $952,859 compared to $232,140 for the nine-month period ended September 30, 2008. Sales for the nine-month period ended September 30, 2009 were from product license sales, hardware and software product sales and installation services. Sales for the nine-month period ended September 30, 2008 were from support services, product license sales, hardware and software product sales and installation and training services.

During the nine-month period ended September 30, 2009, our focus was to establish and develop relationships with channel partners that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $470,914 and $118,087 for the nine-month periods ended September 30, 2009 and 2008, respectively. Cost of sales for the nine-month period ended September 30, 2009 were related to hardware and software costs as well as support services. Cost of sales for the nine-month period ended September 30, 2008 were related to hardware and software costs as well as costs incurred while providing support services.

Operating Expenses

Total operating expenses for the nine-month period ended September 30, 2009 were $1,518,387 compared to $2,254,960 for the nine-month period ended September 30, 2008. The decrease in total costs of $736,573, or 33%, was primarily attributable to a decrease in salaries of approximately $269,000, stock-based compensation expenses of approximately $195,000, travel costs of approximately $113,000, rent expenses of approximately $57,000, meals and entertainment expenses of approximately $37,000, bad debt expense of approximately $33,000, tradeshow costs of approximately $24,000, development costs of approximately $20,000, depreciation of approximately $9,000, professional fees of approximately $7,000, bank charges of approximately $6,000 and insurance costs of approximately $6,000. There was a corresponding increase in consulting fees of approximately $21,000 and regulatory fees of approximately $18,000.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $733,288 and $978,378 for the nine-month periods ended September 30, 2009 and 2008, respectively, representing a decrease of $245,090 or 25%. The decrease was primarily attributable to a decrease in travel costs of approximately $101,000, meals and entertainment of approximately $30,000, consulting fees of approximately $27,000, stock-based compensation expenses of approximately $26,000, tradeshow costs of approximately $24,000, salaries of approximately $22,000, promotional expenses of approximately $5,000, courier and freight expenses of approximately $5,000, office expenses of approximately $3,000 and advertising and promotion expenses of approximately $2,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $252,369 and $538,876 for the nine-month periods ended September 30, 2009 and 2008, respectively, representing a decrease of $286,507 or 53%. The decrease was primarily due to a decrease in salaries of approximately $211,000, rent expenses of approximately $52,000, stock-based compensation expenses of approximately $47,000, development costs of approximately $20,000, license costs of approximately $5,000 and travel expenses of approximately $3,000. There was a corresponding increase in consulting fees of approximately $55,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $532,731 and $737,706 for the nine-month periods ended September 30, 2009 and 2008, respectively, representing a decrease of $204,975 or 28%. The decrease was primarily attributed to a decrease in stock-based compensation expenses of approximately $122,000, salaries of approximately $36,000, bad debt expense of approximately $33,000, amortization expenses of approximately $9,000, travel expenses of approximately $8,000, consulting fees of approximately $7,000, professional fees of approximately $7,000 and meals and entertainment cost of approximately $6,000. There was a corresponding increase in regulatory fees of approximately $18,000 and loss on sale of asset of approximately $8,000.

Interest Expense

Our interest expense was $363,826 and $681,206 for the nine-month periods ended September 30, 2009 and 2008, respectively. The interest expense for the nine-month period ended September 30, 2008 included the amortization of the debt discount on the Series C and D promissory notes of $9,327 (Cdn$9,484), the amortization of the 15% repayment premium of the Series D promissory note of $1,444 (Cdn$1,471) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $154,838 (Cdn$157,676).

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

As a result of the exchange agreement, we recorded an unusual gain of $2,334,841 during the nine-month period ended September 30, 2009. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was also eliminated upon the closing of the exchange agreement.

Income Taxes

For financial statement purposes we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net income was $934,573 and our net loss was $2,806,723 for the nine-month periods ended September 30, 2009 and 2008, respectively. The change from a net loss of $2,806,723 during the nine months ended September 30, 2008 to net income of $934,573 during the nine months ended September 30, 2009, was primarily attributable to an unusual gain of approximately $2,335,000 related to the closing of the exchange agreement dated April 16, 2009 which closed on June 30, 2009. During the nine months ended September 30, 2009, gross profit increased by approximately $368,000. We also had a decrease in interest expenses of approximately $317,000, salaries of approximately $269,000, stock-based compensation expenses of approximately $195,000, travel costs of approximately $113,000, rent expenses of approximately $57,000, meals and entertainment expenses of approximately $37,000, bad debt expense of approximately $33,000, tradeshow costs of approximately $24,000, development costs of approximately $20,000, amortization expenses of approximately $9,000, There was also a decrease in interest income of approximately $15,000 during the period. There were also corresponding increases in consulting fees of approximately $21,000 and regulatory fees of approximately $18,000.

Since inception through September 30, 2009, we have incurred aggregate net losses of approximately $49.2 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product. However, we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when our revenues will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of September 30, 2009, we had $3,214 in cash and a net working capital deficiency of $1,381,909. Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We have implemented cost reductions and expect to keep our operating costs to a minimum until cash is available through financing activities. We anticipate that we will have negative cash flows during the year ending December 31, 2009. Management projects that we may require an additional $2.5 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

On October 15, 2009, and subsequent to the quarter ended September 30, 2009, we issued a demand promissory note to an investor with an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum (prime rate is 2.5%) and is repayable on demand.

On November 4, 2009, and subsequent to the quarter ended September 30, 2009, we closed a unit financing for gross proceeds of $112,076 (Cdn$120,000), each unit consisting of a one-year 10% promissory note and one common share purchase warrant for each $1.00 of the principal amount of each note. Each share purchase warrant entitles the holder to purchase one common share at the price of Cdn$0.25 per share until expiry on November 4, 2012. Upon receipt, our company used the proceeds of the financing as follows: (i) payment against a demand promissory note in the amount of Cdn$80,000, (ii) first instalment payment to the promissory notes held by Mr. Buchamer, a former officier of our company, in the amount of Cdn$25,000, (iii) salary to Mr. Buchamer of Cdn$7,083 and (iv) legal fees of Cdn$10,000.

On November 12, 2009, and subsequent to the quarter ended September 30, 2009, we issued a demand promissory note to an investor with an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum (prime rate is 2.5%) and is repayable on demand.

In addition, we entered into a loan agreement dated November 2, 2009 with Randy Buchamer, our former Chief Executive Officer and director who resigned from such positions on October 13, 2009, whereby we agreed to repay outstanding promissory notes in the aggregate principal amount of $150,000 to Mr. Buchamer based upon the following schedule: (i) $25,000 on November 2, 2009; (ii) $62,500 on March 31, 2010; and (iii) $62,500 on July 31, 2010. The principal amount outstanding bears interest at the rate equal to the HSBC Prime Rate plus 4% per annum, compounded annually, with interest payable on the date of repayment as follows: (i) as to $35,000 of the principal amount, from February 16, 2009 to the date of repayment; and (ii) as to $115,000 of the principal amount, from March 31, 2009 to the date of repayment. In connection with Mr. Buchamer’s resignation, we also agreed to pay him the sum of $170,000 over a period of 12 months payable in bi-weekly installments and continue to extend Mr. Buchamer’s previous health and welfare benefits for the same 12 month period, or such earlier date that Mr. Buchamer becomes employed by another employer. As Mr. Buchamer has agreed to remain as a consultant of our company following his resignation, we have agreed to pay Mr. Buchamer a service fee of $30,000 payable in three equal installments of $10,000 each on November 15, 2009, December 15, 2009 and January 15, 2010.

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

Promissory Notes

Between the months of February and September 2009, we issued a series of demand promissory notes to shareholders and an officer and director of our company with an aggregate principal amount of $253,818 (Cdn$300,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at September 30, 2009 was 2.25%), are repayable on demand and are guaranteed by our company and are collateralized by the assets of our company’s subsidiary, Voice Mobility Inc. On June 12, 2009, we repaid $20,564 (Cdn$24,000) of the demand promissory notes and paid the accrued interest of $102 (Cdn$119). On July 7, 2009, we repaid $23,690 (Cdn$26,000) of the demand promissory notes and paid the accrued interest of $219 (Cdn$240). On September 8, 2009, our company repaid $36,446 (Cdn$40,000) of the demand promissory notes and paid the accrued interest of $56 (Cdn$62). As at September 30, 2009, the net principal amount outstanding was $196,133 (Cdn$210,000).

Between the months of August and November 2008, we issued a series of demand promissory notes to shareholders with an aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum (prime rate at June 30, 2009 was 2.25%), are repayable on demand and are guaranteed by our company and are collateralized by the assets of our company’s subsidiary, Voice Mobility Inc. On September 24, 2008, we repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). On July 31, 2009 and September 9, 2009, we paid the accrued interest of $37,293 (Cdn$40,929) and $4,837 (Cdn$5,308) respectively. In January 2009, we accessed an additional $60,073

(Cdn$73,000) of the principal amount available. In July 2009, we accessed an additional $45,842 (Cdn$50,000) of the principal amount available. As at September 30, 2009, the net principal amount outstanding was $933,969 (Cdn$1,000,000).

As at September 30, 2009, we had $1,139,613 in debt obligations related to certain demand promissory notes. The demand promissory notes bear interest at prime plus 4% per annum, are repayable on demand and are guaranteed by our company and are collateralized by the assets of our company’s subsidiary, Voice Mobility Inc.

On October 15, 2009, and subsequent to the quarter ended September 30, 2009, we issued a demand promissory note to an investor with an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum (prime rate is 2.5%) and is repayable on demand.

On November 4, 2009, and subsequent to the quarter ended September 30, 2009, we closed a unit financing for gross proceeds of $120,00, each unit consisting of a one-year 10% promissory note and one common share purchase warrant for each $1.00 of the principal amount of each note. Each share purchase warrant entitles the holder to purchase one common share at the price of Cdn$0.25 per share until expiry on November 4, 2012.

On November 12, 2009, and subsequent to the quarter ended September 30, 2009, we issued a demand promissory note to an investor with an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum (prime rate is 2.5%) and is repayable on demand.

Operating Activities

Our operating activities resulted in net cash outflows of $714,074 for the nine-month period ended September 30, 2009. Our operating activities resulted in net cash outflows of $2.3 million for the fiscal year ended December 31, 2008. The operating cash outflows for these periods included investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $7,578 for the nine-month period ended September 30, 2009. Investing activities resulted in net cash inflows of $3,267 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received proceeds of $8,400 from the sale of property and equipment and spent $5,133 on property and equipment purchased during the period. The investing activities in fiscal 2009 and 2008 were limited due to our cash conservation plans. At September 30, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $658,639 for the nine-month period ended September 30, 2009. Financing activities resulted in net cash inflows of $739,636 for the fiscal year ended December 31, 2008. During the nine-month period ended September 30, 2009, we received net proceeds of $359,732 from the issuance of a series of demand promissory notes payable and we also received net proceeds of $422,115 from the issuance of common shares and share purchase warrants in a private placement transaction. During the fiscal year ended 2008, we received net proceeds of $749,516 from the issuance of a series of demand promissory notes payable and we paid $9,880 in cash in a settlement agreement with Aliant Telecom Inc.

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

Income Tax

In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be settled. We record a valuation allowance to reduce deferred tax assets to the amount believed more likely than not to be realized.

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

Since inception through September 30, 2009, we have incurred aggregate net losses of approximately $49.2 million. Our net income for the nine month period ended September 30, 2009 was approximately $935,000 which included an unusual gain of $2.3 million and we incurred a net loss of $0.2 million for the fiscal year ended December 31, 2008 which included an unusual gain of $3.2 million. We have incurred operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

We are currently operating with an interim Chief Executive Officer and Chief Financial Officer, and until our company is able to locate and appoint a qualified person to fill these positions, our operations may be disrupted.

Our former Chief Executive Officer and acting Chief Financial Officer resigned on October 13, 2009. William Krebs, a director and audit committee member, has agreed to act on an interim basis to carry out the functions as Chief Executive Officer and Chief Financial Officer of our company until a qualified person is located and appointed to fill these positions. If our company is unable to appoint a suitable person to these positions, our operations may be adversely affected. In acting in such capacities, Mr. Krebs may no longer be recognized as an ‘independent’ director under applicable securities laws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s interim chief executive officer. Based upon that evaluation, our Company’s interim chief executive officer concluded that our Company’s disclosure controls and procedures were effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our interim chief executive officer to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, we are not a party to any material pending legal proceeding as at November 1, 2009. We anticipate that, from time to time, we periodically may become subject to legal proceedings in the ordinary course of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Following the resignation of Randy Buchamer as Chief Executive Officer, acting Chief Financial Officer and director on October 13, 2009, William Krebs, a director of our company and member of the audit committee, has agreed to act on an interim basis to carry out the functions as Chief Executive Officer and Chief Financial Officer of our company until a qualified person is located and appointed to fill these positions.

In connection with Mr. Buchamer’s resignation, we entered into a loan agreement dated November 2, 2009 with Mr. Buchamer, whereby we agreed to repay outstanding promissory notes in the aggregate principal amount of $150,000 to Mr. Buchamer based upon the following schedule: (i) $25,000 on November 2, 2009; (ii) $62,500 on March 31, 2010; and (iii) $62,500 on July 31, 2010. The principal amount outstanding bears interest at the rate equal to the HSBC Prime Rate plus 4% per annum, compounded annually, with interest payable on the date of repayment as follows: (i) as to $35,000 of the principal amount, from February 16, 2009 to the date of repayment; and (ii) as to $115,000 of the principal amount, from March 31, 2009 to the date of repayment. To secure the payment of the principal and interest of such amounts, and any other amount that our company may owe Mr. Buchamer in the future, we granted a security interest in all present and after acquired property of our company and our subsidiaries to Mr. Buchamer. In addition, Voice Mobility (US) Inc., our wholly-owned subsidiary, agreed to guarantee the payment obligations of our company and Voice Mobility Inc. in the event of default under the terms of the loan agreement.

In connection with Mr. Buchamer’s resignation, we agreed to pay him the sum of $170,000 over a period of 12 months (from October 14, 2009 to September 30, 2010) payable in bi-weekly instalments and continue to extend Mr. Buchamer’s previous health and welfare benefits for the same 12 month period or such earlier date that Mr. Buchamer becomes employed by another employer. As Mr. Buchamer has agreed to remain as a consultant of our company following his resignation, we have agreed to pay Mr. Buchamer a service fee of $30,000 payable in three equal instalments of $10,000 each on November 15, 2009, December 15, 2009 and January 15, 2010. We have also agreed that all vested stock options held by Mr. Buchamer as of October 13, 2009 will remain exercisable in accordance with the stock option agreements entered into between Mr. Buchamer and our company prior to October 13, 2009.

Item 6. Exhibits.

(a) Exhibits:

Exhibit
Number	Description

3.1	Articles of Incorporation, dated October 1, 1997 (1)

3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)

3.3	Amended and Restated Bylaws (2)

4.1	Common Stock Certificate (1)

4.2	Certificate of Designation of Series A Preferred Stock (1)

4.3	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)

4.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)

4.5	Certificate of Amendment to Articles of Incorporation, dated June 30, 2009(6)

4.6	Certificate of Designation of Series C Non Voting Convertible Preferred Stock, dated June 30, 2009(6)

10.1	Amended and Restated 1999 Stock Option Plan (4)

10.2	Exchange Agreement dated April 16, 2009 between our company, Voice Mobility Inc. and the holders of various promissory notes set out in the Exchange Agreement (5)

10.3

Form of Subscription Agreement dated June 8, 2009, between our company and each of Glen Dickson, Johan Pleines, Dynastar Investments Limited, Robert Wasylyshyn, Barbara McKnight, Kara McKnight, Lila Jung, Stacey Parsons, Jeff Lewis, Mike Hope, Michael McKnight, Lauren McKnight, Paul Currie, Cathryn Currie, Randy West, Wan Jung, Bernie Hertel, Chris Abbott, W. Brent Peters, Sam Lichtenstein, Michael David, John Herdman, Cam MacKenzie, Robin MacKenzie, Chartwell Investments, Lukas Tassone, Bob Tassone, Robert Semple and Gavin Kirk(6)

10.4	Finder’s Subscription Agreement dated June 8, 2009, between our company and Raymond James Ltd.(6)

10.5	Form of Finder’s Subscription Agreement dated June 8, 2008, between our company and CR Innovations AG(6)

10.6	Registration Rights Agreement dated June 30, 2009, among our company and the seven holders of Series C Non Voting Convertible Preferred Stock(6)

10.7	Loan Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc. and Randy Buchamer*

10.8	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer

31*	Section 302 Certification of William Krebs, dated November 20, 2009

32*	Section 906 Certification of William Krebs, dated November 20, 2009

* Filed herewith.

(1)	Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2)	Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(3)	Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(4)	Previously submitted with our Form 10-K, as filed on April 1, 2002.

(5)	Previously submitted with our Form 8-K, as filed on April 21, 2009.

(6)	Previously submitted with our Form 10-Q, as fined on August 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ William Krebs
William Krebs
Interim Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: November 20, 2009