Form 10-K
period 2009-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2010-07-06
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 000-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 – 645 Fort Street
Victoria, British Columbia, Canada	V8W 1G2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (250) 978-5050

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
(Not currently applicable to the registrant) Yes [   ]    No [   ]

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

Large accelerated filer [ ]		Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,622,632 based on a price of $0.25 per share, being the average of the bid and asked price of the registrant’s common stock as quoted on the OTC Bulletin Board on June 30, 2009.

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
Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 67,271,845 common shares issued and outstanding as of July 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

VOICE MOBILITY INTERNATIONAL, INC.

PART I

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

Our head office is located at 107 – 645 Fort Street, Victoria, British Columbia, Canada.

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
  can serve as a first generation voice-mail and messaging system for telecommunications companies that do not have an existing voice-mail system, with the added capability of providing incremental offerings such as real time call connect, voicemail to email, fax to email and unified mailbox services; and
  is an ideal solution for telecommunication companies or enterprise customers that have both a large central location and many secondary locations of varied size but wish to put them all under a single umbrella for voice and unified communications. Whether the remote locations have their own telephone legacy systems or utilize voice over internet protocol (commonly referred to as VOIP) technology, the software solution can ensure that company-wide deployment of voice and unified messaging is uniform, consistent and integrated.

Legacy voicemail systems use technology that is 15 to 20 years old and are incapable of being upgraded, or economically upgraded, to offer enhanced messaging services, like real time call connect, voicemail to email, fax to email services and unified mailbox services. Our focus is on the development of technology that takes advantage of the market known as the VOIP market. VOIP is a general term for technologies that use internet protocol for transmission of packets of data which include voice, video, text, fax, and other forms of information that have traditionally been carried over the dedicated circuit-switched connections of the public switched telephone network. General industry and analyst consensus shows that the VOIP market is being adopted by the public and growing at a considerable rate.

Our family of products are based upon open systems hardware and software to create a solution that has low "per subscriber" fixed costs. The solution is designed to be delivered as a messaging software solution only, or as a complete turnkey solution including complete hosting, hardware, system configuration, migration, operating support system integration and billing support system integration. In addition, customers may license one or more of the incremental services or choose to license our entire enhanced messaging software suite.

With the increased use of personal communication devices, such as cell phones and laptops, it has become a considerable challenge to manage the information retrieval process from these various devices. Users of these multiple communication devices are increasingly demanding a means of easily managing these devices in a time saving manner. In addition, users are increasingly demanding instant access to voicemails, faxes and emails regardless of which communication device is available to them or their physical location at any point in time.

Voice Mobility’s UCN 250 is a highly scalable Linux based, voicemail and unified messaging solution built for carrier, mid to large size enterprise, government and education environments. It provides a robust seamless migration path from Octel and other legacy systems on a platform that can grow along with our customers’ needs.

The UCN 250 is purchased by our customers for the following key characteristics:

  Seamless replacement of legacy Caller Applications vital to our business customers;
  Minimize end user disruption with the UCN 250’s Octel Aria telephone interface;
  Access to voice and fax messages via any phone, smart phone, web browser or email;
  Enhanced messaging with real-time call control features like single number reach, find me follow me, call announce and call screening;
  An open Web Services API that is standards based and can be used to create custom integrations to meet unique requirements; and
  Scalable and partitionable from 1000’s to 1,000,000s mailboxes per system.

Octel Migration and Enhancement

The UCN 250 allows customers to migrate and replace aging voicemail platforms such as Octel Aria and Sierra. Customers get all the functionality and usability of their old systems with the added benefit of many new unified messaging applications and features such as find me follow me, and voice messages and fax to email. New locations can be added or entire organizations can be migrated with our unique migration tools.

Google Apps

Google Apps integration is built into the UCN 250. Gmail integration for voice and fax delivery to email, as well as Google Gadget APIs let businesses and end users increase productivity and maximize collaboration between their phone system and their Google Apps applications.

Open API Philosophy

Voice Mobility has always subscribed to a best in class philosophy. We specialize in messaging solutions and partner with technology partners that specialize in applications similar to CRM, speech technologies and billing systems. This mind set has allowed us to increase speed to market with new applications and functionality.

Mobile Platform Support

The UCN 250 supports mobile devices and smart phones like iPhone, Blackberry and Android. Messaging and real time call management is integrated with mobile devices to allow users to manage all their messaging and communications while mobile.

The UCN 250 Unified Messaging Platform

The UCN 250 platform is designed for installations where high availability, reliability and scalable deployments are important, or where a full carrier-grade platform is required. High availability is supported both from the hardware and software perspectives. The UCN 250 platform is highly flexible and easily configures to meet our customer’s specific needs.

The UCN 250 platform has the following key advantages:

  Supports any combination of TDM and SIP trunks, with unlimited trunk groups and outbound SIP proxies;
  Industry leading Multi-Tenancy support with unlimited tenants, communities, and custom branding;
  Highly flexible deployment and capacity options allows our customers to cost effectively support anywhere from 1,000 to over 1 million subscribers;
  Fully configurable redundancy – any, or all, components are deployable in a redundant manner, ensuring budget and specific needs are met;
  No single-point-of-failure, capable of 99.999% uptime;
  Supports deployments requiring a geographic disaster recovery solution;
  No client side software to deploy or support; and
  Carrier-grade reliability brought to the enterprise.

UCN 250 On Premise

The UCN 250 platform is designed for installations where high reliability and scalable deployments are important, or where a full carrier-grade platform is required. Customers can buy and deploy the UCN 250 on their own premises. This option appeals to customers who prefer to have their own telecom and/or IT staff manage their voicemail, IT and telecom infrastructure.

UCN 250 Managed Service

Customers can buy and deploy the UCN 250 on their own premises, but have the complete solution managed by a trusted Voice Mobility VAR or Systems Integrator.

This option often appeals to larger customers who:

  May have existing relationships for telecommunications and/or IT management with third parties;
  Wish to engage a third party for this purpose; and
  Want their data secured in their own data center.

UCN 250 UMaaS / On Demand

The UCN 250 platform operates in both TDM and IP telephony environments, is hosted in a secure and redundant data center, and is managed 24/7 by trained messaging engineers. Depending on the level of managed care the customer requests, we and our certified partners provide the following benefits to UMaaS / On Demand messaging systems:

  Data centers can be designed as fully redundant call processing nodes;
  Five-nines reliable NEBS-compliant architectures are available;
  24/7 support for Hosted solutions;
  Dedicated administrators to manage mailbox moves adds and changes are available to add to security of the customer’s critical data;
  All network leased lines are handled by Voice Mobility and its certified partners and can be incorporated into billing;
  Clients can receive a monthly turnkey mailbox;
  Attractive monthly mailbox fees per user are available through our partners;
  All systems are upgraded to the latest release;
  Mailboxes are fully unified with voice and fax delivery to any email user; and
  Systems are manufactured and supported by us and our certified partners.

Professional Services

Voice Mobility can provide professional services to customize our solutions to meet our customers’ unique communications requirements. Our team can customize the UCN 250 solution to allow customers to:

  Maximize total investment in voicemail, unified messaging and telecommunications infrastructure;
  Reduce demands on IT staff to quickly address and resolve technological issues;
  Implement a path to ‘unified communications’ the customer’s way; and
  Solves unique business communications issues.

Pricing of Our Enhanced Messaging Software

We have customized pricing structures in place for strategic partners, system integrators and original equipment manufacturer (OEM) distributors that resell our enhanced messaging software to telecommunication companies.

Target Market for Our Enhanced Messaging Software

We target hosted service providers, mid to large size enterprises, governments and education markets. A horizontal market for us is Google Apps: customers looking for a collaborative unified messaging application to add to their cloud based Google Applications. These markets are interested in a number of ways to deploy the UCN 250. Thus the deployment methods have evolved to customer premise, managed services and UMaaS or hosted.

Marketing and Distribution Methods

The complexity of the current voicemail systems used by hosted service providers and business customers requires not only a sound understanding of the voicemail system capabilities but also a thorough understanding of where and how these systems can interconnect with other systems.

There are very few companies that have earned the trust of our target market. These companies include large hosted service providers and large system integrators and consultants. We recognize this reality and understand that these relationships have been forged over an extended period of time. We also know that, because of these long standing relationships, businesses will purchase their technology directly from these "trusted" companies.

We are dedicated to building and fostering strategic relationships with these companies. Our target market will purchase our unified messaging software directly from our partners. Our channel partner will assist in installation, maintenance and support of our enhanced messaging software. We will play a supporting role to these partners. We intend to limit the number of relationships we enter into with such companies and systems integrators, distribution partners and original equipment manufacturer distributors. The key in this area of the business is the quality of the partner, not the quantity of partners.

We also target original equipment manufacturer distributors who wish to include our unified messaging software as a component for the application they manufacture and distribute. The original equipment manufacturer distributors will be responsible for all selling, distribution, support and maintenance of our unified messaging software.

There are some target markets where our company has no specific representation through strategic partners, system integrators and original equipment manufacturer distributors. In these markets, we intend to sell directly to the customer or will introduce our partners to the customer where appropriate.

Key Strategic Partners

NMS Communications provides us with communication boards, software interfaces for their hardware solutions, and access to a broad range of resources for sales, marketing and development.

Service providers now have the ability to operate our software on Intel processor based hardware made and distributed by commercial-off-the-shelf computer hardware vendors such as IBM, DELL, HP and others. This provides our strategic partners and system integrators (many have strategic relationships with certain computer hardware vendors) and telecommunication companies with the comfort that they can choose their preferred computer hardware to operate our enhanced messaging software.

Competition

Well-established suppliers such as Avaya, Cisco, Microsoft, AVST, Lucent and Comverse currently dominate the business and service provider market segments. These competitors have provided voice mail services to both wired and wireless telecommunication companies since the early 1980's. In evaluating the competitive landscape, we believe our closest competitors are companies offering large scale, Octel replacement business unified communications applications.

Lucent and Comverse have continued to target the Tier 1 service providers including wireless and wireline providers since this is where their relationships and expertise are.

Avaya, Cisco, Microsoft and AVST all have solutions that address the business verticals that Voice Mobility is targeting, however they lack the ability to scale or migrate Octel populations with little impact to the user and integrate across multiple switch platforms.

All of our primary competitors and some of our other competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their existing products and technologies than we have.

Our success largely depends upon our strategic partnerships with hosted service providers and leading system integrators. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share.

Competitive Advantages

We compete on the basis of price and product completeness/performance. We believe that the following are some of our competitive advantages over our competitors:

  Our business and pricing models are designed to set a new expectation in the market for price and flexibility;

  Our unified messaging software provides the same features and functionality as current voicemail solutions but offers additional value-added messaging features;

  Our application provides a lower cost of ownership to our customers as they no longer have to make a substantial investment in maintaining, upgrading or replacing their legacy voicemail systems;

  We have developed a series of migration options designed to migrate large blocks of mailboxes from legacy voicemail systems while ensuring that our software can also emulate features and interfaces of the legacy voicemail systems;

  Our solutions have the unique ability to be deployed as customer premise solutions, managed services and UMaaS or hosted at the service provider’s datacenter or central office;

  We have developed a highly available, scalable, hosted solution that can be separated to provide functionality for multiple end user segments such as residential, wireless, enterprise and broadband; and

  Our unified messaging software platform is designed to accommodate and support more users while also satisfying the stringent availability requirements of telecom and business environments.

Our enhanced messaging software provides all of the following features:

  legacy voicemail replacement;

  one number;

  voicemail to email;

  fax to email;

  a single unified mailbox;

  find-me and follow-me / real-time call connect;

  call announcement and call screening;

  message notification;

  voice short messaging service (SMS);

  storage of messages; and

  speech recognition integration.

We are not aware of any competitor that has developed a messaging solution that provides all of these features, that incorporates the ability to emulate existing voicemail technology, provides advanced unified communications features and capabilities and provides migration options from legacy voicemail systems at a lower total cost of ownership.

Industry Description

The telecommunication industry is slowly realizing that it is currently utilizing aging technology to provide voice-messaging services. This technology dates back to older voicemail systems developed in the 1980s and is in need of replacement. We believe that the telecommunications companies realize that these older systems require replacement and are currently looking for next generation messaging platforms and solutions that will allow them to bring to market new product offerings that are being demanded by the marketplace. In particular, Tier 1 telecommunications companies, the incumbent telephone companies, are starting to think about the replacement of their legacy voice mail systems; partly because of the current and expected demands of businesses and individuals to better manage their various communications devices. Market drivers include subscriber demand for new services, telecommunications companies demand for lower priced technology and manufacturer discontinuances of existing voice messaging technology.

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

Operating telecommunications companies are extremely protective of their current revenue streams. They are also reluctant to move to newer technology until the value of doing so has been proven. While newer technologies have proven to be less costly from an operations perspective, companies will be reluctant to upgrade their legacy voicemail systems until:

  it is abundantly clear that new features have considerable end user demand;

  it has been proven that the new features can command an attractive price point;

  vendors can demonstrate that they can build platforms which allow access to new revenue without disrupting current revenue; and

  it is clear that IP based initiatives such as VOIP will require equipment changes.

All of these prerequisites are in place now in many telecommunications companies to some degree. The overall expenditures for voice messaging systems in the next several years are expected to increase. This expected increase in spending is partly due to the lack of investment over the last several years and partly due to the fact that many telecommunications companies are evolving their networks to VOIP and other relevant next generation technology infrastructure.

Significant Customers

Sales for the fiscal year ended December 31, 2009 were from hardware and software product sales and training and installation services provided to Verizon and The Generations Network and product license sales, hardware and software product sales and training and installation services to five resellers. Sales for the fiscal year ended December 31, 2008 were from technical training and support services provided to Avaya and product license sales, hardware and software product sales and training and installation services to eight resellers. Sales to Verizon and The Generations Network comprised 12% of revenue for the fiscal year ended December 31, 2009. Sales to Avaya comprised 88% of revenue for the fiscal year ended December 31, 2008.

Research and Development

Our research and development team is located in Victoria, British Columbia, Canada. Our research and development team designs, develops, tests, documents, and localizes our enhanced messaging product. The research and development team's feature and release direction is governed by all strategic product stakeholders. Each feature is detailed in written business requirements created by our business requirements team. Releases are coordinated with our marketing, sales, and system integration/partner support departments to ensure timely delivery of the grouped features to our partners, clients, and ultimately our target market. Appropriate technology is chosen for all work after performing a technical analysis of each requested feature and also ensuring a match for that release's system requirements. All development work is carried out with reviews and decision gates as part of an overall product development process. The research and development team follows industry best practices for software engineering and encourages continuous process improvement. Research and development expenses for the years ended December 31, 2009 and 2008 were $320,760 and $632,043 respectively.

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

Employees

As of July 5, 2010 we had no employees.

Item 1A.        Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

As at June 8, 2010, our stock has been cease traded in British Columbia, Ontario, and Quebec and we are non-compliant with FINRA Rule 6530 and, as a result, our company has been delisted from the OTC Bulletin Board and cannot be traded on the Toronto Stock Exchange (the “TSX”).

Our common shares have been cease traded in British Columbia, Ontario, and Quebec from April 30, 2010, May 17, 2010, and May 20, 2010 respectively for failure to file our annual financial statements, management’s discussion and analysis, and annual information form for the year ended December 31, 2009. As a result, trading in our common shares is prohibited in those jurisdictions and our common shares cannot be traded on the TSX or the TSX Venture Exchange until those cease trade orders have been rescinded. Further, while, as at July 5, 2010, our common shares have not been cease traded in Alberta and New Brunswick, it is likely that the security commissions in those jurisdictions will issue similar orders unless the outstanding reports are filed.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission (the “SEC”), subject to a 30 day grace period. We failed to timely file this Annual Report on Form 10-K with the SEC for the year ended December 31, 2009 which was due on March 31, 2010 and Interim Report on Form 10-Q for the three month period ended March 31, 2010 which was due on May 17, 2010. As a result, we are non-compliant with FINRA Rule 6530 and the quotation of our securities on the OTC Bulletin Board is prohibited. Until we are compliant with FINRA Rule 6530, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Pursuant to Rule 6530(e), if we file our reports late with the SEC three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. Pursuant to Rule 6530(e), if we are late in filing any of our reports for the two year period after the date of filing this Annual Report, our securities will be ineligible for quotation on the OTC Bulletin Board until two years after the date of filing this Annual Report.

Our application to list on the TSX Venture Exchange may not be successful, which would severely adversely affect our Canadian shareholders ability to sell their securities in the secondary market.

On February 18, 2010, we received a letter from the TSX, whereby the TSX informed us that it is reviewing the eligibility of the shares of our common stock for listing on the TSX pursuant to Part VII of the TSX Company Manual. As our management determined that we no longer meet the requirements to be listed on the TSX, we are preparing an application to be listed on NEX. We cannot guarantee that our application will be successful. If we are not able to list on NEX and we are delisted from the TSX, there will be no market for our securities in Canada.

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We will need to raise additional funds to:

  support our planned growth and carry out our business plan;

  develop new or enhanced services and technologies;

  increase our marketing efforts;

  acquire complementary businesses or technologies;

  respond to regulatory requirements; and

  respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favourable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

We have a history of losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2009, we accumulated a deficit of $49,783,268. We have incurred operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

We expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report on the December 31, 2009 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We are currently operating with an interim Chief Executive Officer and until our company is able to locate and appoint a qualified person to fill these positions, our operations may be disrupted.

Our former Chief Executive Officer and acting Chief Financial Officer resigned on October 13, 2009. William Krebs, a director and audit committee member, has agreed to act on an interim basis to carry out the functions as Chief Executive Officer of our company until a qualified person is located and appointed to fill these positions. If our company is unable to appoint a suitable person to these positions, our operations may be adversely affected. In acting in such capacities, Mr. Krebs is longer recognized as an ‘independent’ director under applicable securities laws.

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

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 21,000,000 shares of preferred stock. As at July 5, 2010, 1 share of Series A preferred stock has been designated and is issued and outstanding, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding and 19,250,280 shares of Series C preferred stock have been designated, of which 19,250,280 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

As a result of our failure to file our disclosure documents, as more particularly described under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”, our common shares cannot be traded on the OTC Bulletin Board and the TSX. If we are successful in our efforts to resume trading on either the OTC Bulletin Board, NEX, or the TSX Venture Exchange, the market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telecommunication companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 1B.        Unresolved Staff Comments

Not Applicable.

Item 2.           Properties.

Our principal office is located at 107 – 645 Fort Street, Victoria, British Columbia, Canada, V8W 1G2. We lease the office facility, which is approximately 1,300 square feet in size, and is leased at a basic rate of $16,719 (Cdn$17,572) per year plus expenses. This lease expires on January 31, 2011.

We believe that our existing facilities are adequate for our needs. Should we require additional space, at any time, we believe that such space can be secured on commercially reasonable terms.

Item 3.           Legal Proceedings.

Other than described below, we know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

We have received a letter dated April 27, 2010 from the British Columbia Employment Standards Branch (the “ESB”) of the Ministry of Labour addressed to Voice Mobility Inc., Voice Mobility International Inc. and Voice Mobility (US) Inc.. In the letter, the ESB requests all payroll records relating to Duncan Johnson, Peter Volchek, Todd Johnson, Patrick O’Connell, and Glen Buckamer (the “Employees”). The payroll records requested include a detailed breakdown of outstanding wages owed to each employee by Voice Mobility Inc. The Employees have filed complaints alleging that regular wages are owing for hours worked during the month of March, 2010. As well, certain of the Employees are alleging that they may be entitled to compensation pay for length of service. The Employees allege they are owed, collectively, $68,724.79.

We have received a letter dated April 1, 2010 from Randy Buchamer, which states that the letter serves as formal notice under the loan agreement dated November 2, 2009 (the “Agreement”) that we are in default of our obligation to make the March 31, 2010 payment of $62,500 plus interest to Mr. Buchamer. Mr. Buchamer further states that, as per the Agreement, unless he receives payment in full by April 10, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings. As of June 14, 2010, to our knowledge Mr. Buchamer has not commence any lawsuit against us.

Item 4.           (Removed and Reserved)

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares have been cease traded in British Columbia, Ontario, and Quebec from April 30, 2010, May 17, 2010, and May 20, 2010 respectively for failure to file our annual financial statements, management’s discussion and analysis, and annual information form. As a result, trading in our common shares is prohibited in those jurisdictions and our common shares cannot be traded on the Toronto Stock Exchange (the “TSX”). Further, while our common shares have not been cease traded in Alberta and New Brunswick, it is likely that the security commissions in those jurisdictions will issue similar orders unless the outstanding reports are filed.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission, subject to a 30 day grace period. We failed to timely file this Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission, which was due on March 31, 2010 and Interim Report on Form 10-Q for the three month period ended March 31, 2010 which was due on May 17, 2010. As a result, we are non-compliant with FINRA Rule 6530 and the quotation of our securities on the OTC Bulletin Board is prohibited. Until we are compliant with FINRA Rule 6530, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. Pursuant to Rule 6530(e), if we are late in filing any of our reports for the two year period after the date of filing this Annual Report on Form 10-K, our securities will be ineligible for quotation on the OTC Bulletin Board until two years after the date of filing this Annual Report on Form 10-K.

On February 18, 2010, we received a letter from the TSX, whereby the TSX informed us that it is reviewing the eligibility of the shares of our common stock for listing on the TSX pursuant to Part VII of the TSX Company Manual. As our management determined that we no longer meet the requirements to be listed on the TSX, we are preparing an application to be listed on NEX. We cannot guarantee that our application will be successful. If we are not able to list on NEX and we are delisted from the TSX, there will be no market for our securities in Canada.

Our common stock was listed and commenced trading on the OTC Bulletin Board on June 30, 1999 under the symbol "VMII". Because of our failure to file our periodic reports under the Securities and Exchange Act of 1934, as described above, FINRA appended our symbol with an “E” modifier to indicate its belief that we are not in compliance with FINRA’s eligibility requirements and advised us that if we were to fail to file this Annual Report on Form 10-K within the 30-day grace period provided by FINRA, we would become ineligible for continued listing on the OTCBB. We failed to file this Annual Report within the 30-day grace period. Our common stock was listed and commenced trading on the Toronto Stock Exchange on July 16, 2001 under the symbol "VMY". As discussed above, trading of our stock on the Toronto Stock Exchange has been prohibited. We are currently applying to be listed on NEX.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board and the Toronto Stock Exchange:

OTC Bulletin Board (1)			Toronto Stock Exchange (2)
Quarter Ended	High	Low	Quarter Ended	High (Cdn$)	Low (Cdn$)
December 31, 2009	$0.23	$0.06	December 31, 2009	$0.25	$0.06
September 30, 2009	$0.26	$0.17	September 30, 2009	$0.25	$0.18
June 30, 2009	$0.32	$0.06	June 30, 2009	$0.30	$0.17
March 31, 2009	$0.12	$0.04	March 31, 2009	$0.15	$0.05
December 31, 2008	$0.18	$0.03	December 31, 2008	$0.21	$0.05
September 30, 2008	$0.25	$0.17	September 30, 2008	$0.25	$0.18
June 30, 2008	$0.36	$0.17	June 30, 2008	$0.33	$0.18
March 31, 2008	$0.42	$0.23	March 31, 2008	$0.41	$0.22

(1)

These prices were taken from Bloomberg L.P. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

(2)	These prices were taken from Bloomberg L.P.

Our common shares are issued in registered form. Computershare Trust Company of Canada, 401 - 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3B9, (telephone: (604) 661-0271; facsimile (604) 685-3694) is the registrar and transfer agent for our common shares. As of June 14, 2010, they have suspended services pending payment of account.

As at July 5, 2010, the shareholders' list for our common stock showed 156 registered stockholders and 67,271,845 shares issued and outstanding. The closing sale price for our common stock on March 1, 2010, as reported on the OTC Bulletin Board, was $0.08.

Dividend Policy

During the years ended December 31, 2009 and 2008, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

We did not sell or issue any securities during the year ended December 31, 2009 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements that have not otherwise been disclosed in a quarterly report on Form 10-Q or in a quarterly report on Form 8-K.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and the plan was approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	4,588,891	$0.52	4,494,145
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,588,891	$0.52	4,494,145

(1)

The maximum number of options issuable under our stock option plan is 12,000,000, less 6,803,855 options that have been granted and exercised under the plan and less 500,000 options, which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

Item 6.           Selected Financial Data.

Not Applicable.

Item 7.           Management's Discussions and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to the consolidated audited financial statements included elsewhere in this filing. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements due to a number of factors, including, but not limited to, those set forth under the heading “Risk Factors”.

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

During the year ended December 31, 2009, we continued the shift of our sales model from a direct sales model to a channel partner model. A channel partner is a party who will purchase our product for resale to telecommunication companies. This fundamentally shifted the way our company was structured. Instead of selling and supporting the customer directly, we intend to utilize the channel partner to conduct the sales and support activities for our enhanced messaging software. This shift in our structure allows us to reduce expenses in the areas of support and training. This allowed us to stretch the funds we received through equity and debt financing to execute on our business plan.

Results of Operations for the fiscal years ended December 31, 2009 and December 31, 2008

Sales

Sales for the fiscal year ended December 31, 2009 were $971,768 compared to sales of $469,793 for the fiscal year ended December 31, 2008, representing a 52% increase. Sales for the fiscal year ended December 31, 2009 were from product license sales, hardware and software product sales and installation and training services. Sales for the fiscal year ended December 31, 2008 were from support services, product license sales, hardware and software product sales and installation and training services. For the fiscal years ended December 31, 2009 and 2008, we derived 100% of our sales from our Canadian operations.

We continue to shift our sales approach from direct sales to sales through channel partners. During the fiscal year ended December 31, 2009, our focus was to establish and develop a relationship with a channel partner that would provide us with opportunities for sales to Tier I telecommunication companies and small and medium size business enterprises.

Cost of Sales

Cost of sales were $474,767 and $232,188 for the fiscal years ended December 31, 2009 and 2008 respectively. Cost of sales for the fiscal year ended December 31, 2009 were related to hardware and software costs as well as costs incurred while providing support services. Cost of sales for the fiscal year ended December 31, 2008 were related to hardware and software costs as well as costs incurred while providing support services.

Operating Expenses

Total operating costs for the year ended December 31, 2009 were $2,059,171 compared to $2,797,283 for the previous year. The decrease in total costs of $738,112, was primarily attributable to decreases in salaries of approximately $339,000, stock-based compensation expenses of approximately $234,000, travel of approximately $139,000, rent of approximately $80,000, meals and entertainment of approximately $43,000, bad debts of approximately $23,000, tradeshow expenses of approximately $22,000, development costs of approximately $18,000, bank charges of approximately $11,000. There were corresponding increases in severance costs of approximately $160,000, consulting fees of approximately $39,000 and regulatory fees of approximately $26,000

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $882,262 and $1,216,691 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively, representing a decrease of $334,429 or 27%. The decrease was primarily attributable to a decrease in travel costs of approximately $129,000, consulting fees of approximately $51,000, meals and entertainment of approximately $37,000, salaries of approximately $36,000, stock-based compensation expenses of approximately $35,000, tradeshow costs of approximately $22,000 and courier charges of approximately $6,000.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $320,760 and $632,043 for the fiscal years ended December 31, 2009 and 2008, respectively, representing a decrease of $311,283 or 49%. The decrease was primarily due to a decrease in salaries of approximately $209,000, rent costs of approximately $73,000, stock-based compensation expenses of approximately $51,000, development costs of approximately $18,000 and license costs of approximately $5,000. There was a corresponding increase in consulting fees of approximately $62,000.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $856,149 and $948,549 for the fiscal years ended December 31, 2009 and 2008, respectively, representing a decrease of $92,400 or 9.7% . The decrease was primarily attributed to decreases in stock-based compensation expenses of approximately $147,000, salaries of approximately $94,000, bad debts of approximately $20,000, bank charges of approximately $11,000 and depreciation of approximately $10,000. There were corresponding increases in severance costs of approximately $160,000, consulting fees of approximately $28,000 and regulatory fees of approximately $26,000.

Interest Expense

Our interest expense was $387,300 and $880,302 for the fiscal years ended December 31, 2009 and 2008 respectively. The interest expense for the fiscal year ended December 31, 2009 includes the amortization of the debt discount on the Series I notes of $666 (Cdn$760). The interest expense for the fiscal year ended December 31, 2008 includes the amortization of the debt discount on the Series C and D notes of $11,935 (Cdn$12,645), the amortization of the 15% repayment premium of the Series D note of $1,848 (Cdn$1,961) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $198,185 (Cdn$210,235). The remaining interest expense for the fiscal years ended December 31, 2009 and 2008 consists of the stated interest rate on the principal amount of the then outstanding notes.

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

Effective December 31, 2008, we entered into a settlement agreement with Aliant Telecom Inc. and Telecommunications Aliant Inc. whereby we paid $9,880 (Cdn$12,000) in cash to release any and all obligations related to a Promissory Note dated December 28, 2001 to Innovatia in the principal amount of Cdn$2,720,142; the LivingLab Agreement dated February 27, 2001 and March 4, 2002 and Software License Agreements dated May 23, 2000, March 1, 2001 and June 14, 2002, including any amendment and addenda.

As a result of the settlement agreement we recorded an unusual gain of $3,195,836. In addition to eliminating the promissory note payable, certain assets and liabilities related to the promissory note payable were also eliminated by the settlement agreement including deferred contract costs of $81,631, accrued liabilities of $57,223, accounts payable of $83,730 and deferred revenue of $318,685.

Income Taxes

At December 31, 2009, we had $5,050,803 United States tax net operating losses that will expire in the years 2020 through to 2028. As at December 31, 2009, we had Canadian tax non-capital losses of approximately $11,360,928 that will expire in the years 2009 through 2027. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2009 and 2008 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is not more likely than not.

Net Loss

Our net gain was $385,381 for fiscal year ended December 31, 2009 and a net loss of $228,754 for the fiscal year ended December 31, 2008. The increase of $614,135 was primarily attributable to an unusual gain on the settlement agreement with Aliant Telecom of approximately $3,196,000. We also had decreases in stock-based compensation expenses of approximately $234,000, interest income of approximately $15,000, development costs of approximately $19,000, salaries of approximately $339,000. travel expenses of approximately $139,000, bad debt expense of approximately $23,000, , tradeshow costs of approximately $22,000, bank charges of approximately $11,000, , rent expenses of approximately $80,000, telecommunication costs of approximately $9,000, meals and entertainment expenses of approximately $43,000, promotional expenses of approximately $5,000, office expenses of approximately $4,000, courier and freight costs of approximately $9,000, dues and subscription expenses of approximately $3,000 and insurance costs of approximately $2,000. There were corresponding increases in consulting fees of approximately $28,000, gross profits of approximately $260,000 and regulatory fees of approximately $26,000.

Since inception through December 31, 2009, we incurred aggregate net losses of $49.8 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product and we believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Results of Operations for the fiscal years ended December 31, 2008 and December 31, 2007

Our results of operations for the fiscal years ended December 31, 2008 and December 31, 2007 are hereby incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 filed on EDGAR and SEDAR on March 31, 2010.

Liquidity and Capital Resources

As of December 31, 2009, we had $252,260 in cash and net working capital deficiency of $1,871,177 and as of December 31, 2008, we had $74,779 in cash and working capital deficiency of $8,105,369.

Between the months of August to November 2008, we issued a series of demand promissory notes to shareholders with a maximum aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% and is repayable on demand. Prime rate was 2.25% at December 31, 2009 and 2.5% as at June 7, 2010. On September 24, 2008, the Company settled $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313). On July 31, 2009 and September 9, 2009, we paid accrued interest of $37,293 (Cdn$40,929) and $4,837 (Cdn$5,308) respectively. In January 2009 we accessed an additional $60,073 (Cdn$73,000) of the principal amount available. In July 2009, we accessed an additional $45,842 (Cdn$50,000) of the principal amount available. On October 15, 2009, we accessed an additional $95,084 (Cdn$100,000) of the principal amount available. On November 5, 2009, we paid accrued interest of $76,067 (Cdn$80,000). On November 12, 2009, November 30, 2009, December 9, 2009, and December 14, 2009, we accessed an additional $95,084 (Cdn$100,000), $47,542 (Cdn$50,000), $9,508 (Cdn$10,000), and $66,559 (Cdn$70,000), respectively, of the principal amount available.

As at December 31, 2010, the net principal amount outstanding, including accrued interest, was $1,630,046 compared to $724,152 as at December 31, 2009.

On October 15, 2009, we issued a demand promissory note to an investor with an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum and is repayable on demand.

On November 5, 2009, we closed a Series I notes payable unit financing for gross proceeds of $114,177. Each unit consists of a promissory note and one common share purchase warrant for each $1.00 of the principal amount of each promissory note. The fair value of the 120,000 warrants issued is $11,843. The promissory notes mature in one year, bear interest at 10% and are unsecured. Each share purchase warrant will entitle the holder to purchase one of our common shares at the price of Cdn$0.25 per share until expiry on November 5, 2012. Upon receipt, we used the proceeds of the financing as follows: (i) payment against a demand promissory note in the amount of Cdn$80,000, (ii) first installment payment to the promissory notes held by Mr. Buchamer, a former officer of our company, in the amount of Cdn$25,000, (iii) salary to Mr. Buchamer of Cdn$7,083 and (iv) legal fees of Cdn$10,000.

On November 12, 2009, we issued a, demand promissory note to an investor with an aggregate principal amount of $93,397 (Cdn$100,000). The demand promissory note bears interest at prime plus 4% per annum and is repayable on demand.

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

During the year end December 31, 2009, the holders of the Series C, D, E, F, G and H notes payable exchanged the principal amount for an aggregate issuance of 19,250,280 Series C convertible preferred shares and the accrued interest was forgiven. As a result, we recorded a gain of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was written off during the year ending December 31, 2009.

In January 2010, we completed a private placement offering of 1,525,000 units, consisting of one common share one share purchase warrant at a price of $0.06 per unit, for proceeds of $91,500. The warrants are exercisable for a period of five years and one share purchase warrant is exercisable into one share of common stock at a price of $0.08 per share.

In February 2010, we completed a private placement offering of 1,100,000 units, consisting of one share of Common Stock and one common stock purchase warrant at a price of $0.06 per unit, for proceeds of $66,000. The warrants are exercisable for a period of five years and entitle the holder to purchase one share of common stock for $0.08 per share.

In February 2010, we received $32,500 and issued promissory note. The note bears interest at prime plus 4% monthly, is due on demand and is unsecured.

On June 17, 2010, we were granted a partial revocation order from the British Columbia Securities Commission allowing us to complete a secured convertible debt offering of $450,000. If our common shares are trading on the TSX Venture Exchange or similar exchange, the holder of the debt may convert the principal of their debt to units (each a “Unit”) at an exercise price of $0.05 per Unit. Each Unit consists of one common share and one warrant (each a “Warrant”). Each Warrant entitled the holder to purchase one additional common share at an exercise price of $0.10. On June 30, 2010, the Toronto Stock Exchange conditionally approved of the offering. As of July 5, 2010, we have one subscription agreement for $50,000 and are in the process of closing it.

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

Operating Activities

Our operating activities resulted in net cash outflows of $1.3 million and $2.3 million for the fiscal years ended December 31, 2009 and 2008 respectively. The operating cash outflows for these periods resulted from investments in research and development and sales and marketing, which led to operating losses in all periods.

Investing Activities

Investing activities resulted in net cash outflows of $21,483 for the fiscal year ended December 31, 2009. These outflows were used to purchase to purchase property and equipment. Investing activities resulted in net cash inflows of $3,267 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received proceeds of $8,400 from the sale of property and equipment and spent $5,133 on property and equipment purchased during the period. The investing activities in fiscal 2009 and 2008 were limited due to our cash conservation plans. At December 31, 2009, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $1,496,264 for the fiscal year ended December 31, 2009. During the fiscal year ended 2009, we received net proceeds of $1,002,789 from the issuance of a series of demand promissory notes payable, we repaid $99,905 of demand promissory notes, received $479,203 from the issuance of common stock and received an additional $114,117 from the proceeds from Series I promissory notes.

Financing activities resulted in net cash inflows of $739,636 for the fiscal year ended December 31, 2008. During the fiscal year ended 2008, we received net proceeds of $749,516 from the issuance of a series of demand promissory notes payable and we paid $9,880 in cash in a settlement agreement with Aliant Telecom Inc.

Debt Obligations

As at December 31, 2009, we had $1,746,038 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Maturity
	as at December 31,	Date
	2009
Demand promissory note	$1,630,046	On demand
Series I notes payable	115,992	On demand

	1,746,038

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2010. Management projects that we may require an additional $2.5 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We currently anticipate that we will generate revenues in the long-term as we increase our sales and marketing activities and gain acceptance of our software from Tier 1 telecommunications companies and small and medium sized business enterprises. We have implemented cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from telecommunications providers in 2010 to be generated through the replacement of legacy voicemail systems or new deployments by such providers.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2009, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.           Financial Statements.

Financial Statements filed as part of this Annual Report on Form 10-K

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheet of Voice Mobility International, Inc. (the “Company”) as at December 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of December 31, 2008 were audited by other auditors whose report dated March 20, 2009 expressed an unqualified opinion on those financial statements. Our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
June 11, 2010

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

As at December 31
	2009	2008
	$	$
ASSETS
Current
Cash	252,260	74,779
Accounts receivable, net	18,861	215,480
Other receivables	3,701	14,019
Prepaid expenses	14,430	26,113
Inventory	-	64,780
Total current assets	289,252	395,171

Deferred finance costs	-	174,216
Equipment	25,057	14,462
Total assets	314,309	583,849

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	202,681	214,777
Accrued liabilities	177,251	67,345
Employee related payables	34,459	51,452
Demand promissory note	1,630,046	724,152
Note payable	115,992	7,631,492
Total current liabilities	2,160,429	8,689,218

Total liabilities	2,160,429	8,689,218

Mezzanine Equity
Series C Convertible preferred stock	6,410,657	-

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000 62,331,428 outstanding [2008 - 56,842,571]	62,331	56,843
Preferred stock, $0.001 par value, authorized 1,000,000 Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	43,054,960	42,505,826
Obligation to issue shares	57,088	-
Accumulated deficit	(49,783,268)	(50,168,649)
Other accumulated comprehensive loss	(1,647,889)	(499,390)
Total stockholders' deficit	(8,256,777)	(8,105,369)
Total liabilities and stockholders' deficit	314,309	583,849

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

Year ended December 31	2009	2008
	$	$

Sales	971,768	469,793
Cost of sales	474,767	232,188
Gross profit	497,001	237,605

Operating expenses
Sales and marketing	882,262	1,216,691
Research and development	320,760	632,043
General and administrative	856,149	948,549

Loss from operations	(1,562,170)	(2,559,678)
Interest income	10	15,390
Interest expense	(387,300)	(880.302)
Loss before other items	(1,949,460)	(3,424,590)
Gain on settlement agreement	-	3,195,836
Gain on exchange agreement	2,334,841	-
Net income (loss)	385,381	(228,754)

Weighted average shares outstanding – basic and diluted	59,937,935	56,842,571

Basic and diluted earnings (loss) per share	0.01	(0.00)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Year ended December 31	(expressed in U.S. dollars)

	Common Stock		Obligation	Series A Preferred Stock		Series C Preferred Stock		Additional		Other
										Accumulated
	Number		To issue	Number		Number		Paid-in	Accumulated	Comprehensive
	of Shares	Amount	Amount	of Shares	Amount	of Shares	Amount	Capital	Deficit	Loss	Total
	#	$	$	#	$	#	$	$	$	$	$

Balance, December 31, 2007	56,842,571	56,843		1	1			42,151,402	(49,939,895)	(2,898,980)	(10,630,629)
Stock based compensation	-	-		-	-			354,424	-	-	354,424
Net loss	-	-		-	-			-	(228,754)	-	(228,754)
Foreign currency translation gain	-	-		-	-			-	-	2,399,590	2,399,590
Total comprehensive income / (loss)											2,170,836
Balance, December 31, 2008	56,842,571	56,843		1	1			42,505,826	(50,168,649)	(499,390)	(8,105,369)
Common stock issued pursuant to private placement	5,488,857	5,488						416,627			422,115
Preferred stock issued pursuant to Exchange Agreement						19,250,280	5,793,294				5,793,294
Stock based compensation	-	-		-	-			132,507	-	-	132,507
Obligation to issue shares			57,088								57,088
Components of comprehensive income / (loss):
Net income	-	-		-	-			-	385,381	-	385,381
Foreign exchange G/L on Series C Preferred Shares							617,363			(617,363)	-
Foreign currency translation gain	-	-		-	-			-	-	(531,136)	(531,136)
Total comprehensive loss											(119,446)
Balance, December 31, 2009	62,331,428	62,331	57,088	1	1	19,250,280	6,410,657	43,054,960	(49,783,268)	(1,647,890)	(1,846,120)

See accompanying notes

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

Year ended December 31	2009	2008
	$	$

OPERATING ACTIVITIES
Net income (loss)	385,381	(228,754)
Non-cash items included in net loss
Amortization of equipment	10,888	21,049
Amortization of deferred finance costs	88,053	200,033
Non-cash financing expense	11,843	-
Non-cash interest expense	321,549	11,935
Stock based compensation	120,664	354,424
Gain on disposal of equipment	-	(8,400)
Gain on settlement agreement	-	(3,195,836)
Gain on exchange agreement	(2,334,841)	-
Net change in operating assets and liabilities:
Accounts and other receivables	206,937	(117,479)
Prepaid expenses	11,683	32,219
Inventory	64,780	(66,371)
Accounts payable	(12,096)	117,199
Accrued liabilities	109,906	(6,648)
Employee related payables	(16,993)	(11,965)
Accrued interest on promissory notes	4,824	645,837
Cash used in operating activities	(1,348,971)	(2,252,757)

INVESTING ACTIVITIES
Purchase of equipment	(21,483)	(5,133)
Proceeds on sale of equipment	-	8,400
Cash provided by (used in) investing activities	(21,483)	3,267

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of share issue costs	479,203	-
Proceeds on demand promissory notes payable	1,002,789	966,551
Repayment of demand promissory notes payable	(99,905)	(217,035)
Proceeds from Series I promissory notes	114,117	-
Cash paid on settlement agreement	-	(9,880)
Cash provided by financing activities	1,496,264	739,636

Effect of change in foreign exchange rate on cash	51,671	(21,815)

Increase (decrease) in cash	177,481	(1,531,669)
Cash, beginning	74,779	1,606,448
Cash, ending	252,260	74,779

Supplemental cash flow information
Cash paid for:
Interest	65,751	6,943
Income tax	-	-

See accompanying notes

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Business
Voice Mobility International, Inc. (the "Company") is a Nevada corporation engaged in the development and sales and marketing of enhanced messaging software systems. The Company's enhanced messaging software suite will allow for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

Basis of Presentation
The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses from operations since inception and has a total shareholders' deficit of $8,256,777 and working capital deficiency of $1,871,177 at December 31, 2009 which raises substantial doubt about its ability to continue as a going concern. Management has financed operations through a series of equity and debt financings. Management continues to seek other sources of debt or equity financing; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes it has implemented significant cost reductions and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. On April 30, 2010 the Company was issued a cease trade order by the British Columbia Securities Commission for failure to timely file its 2009 audited financial statements. On June 17, 2010 the Company obtained a partial revocation order in order to permit the Company to complete a financing and complete its required filings.

The continuation of business operations is dependent upon obtaining further financing, successful and sufficient market acceptance of our current products and any new products that we may introduce, the continuing successful development of our products and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities could result in a significant dilution in the equity interests of current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Voice Mobility Inc. (“VMI”), Voice Mobility (US), Inc., Voice Mobility Canada Limited and VM Sub Limited. All intercompany balances and transactions have been eliminated on consolidation.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Software revenue is recognized when persuasive evidence of an arrangement exists, when all elements essential to the functionality of the software including installation and training are delivered in accordance with the terms and conditions of the customer contract, when the fee is fixed or determinable, and when collection is reasonably assured. Fees are considered fixed or determinable if the contracts are similar to others for which the Company has a standard business practice and a history of successful collection under the original payment terms.

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

Foreign currency
These consolidated financial statements have been presented in United States dollars. The functional currency of the Company is the Canadian dollar. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Accordingly, all assets and liabilities of the Canadian subsidiary which are denominated in Canadian dollars are translated at the year-end exchange rate and revenues and expenses are translated using a weighted average exchange rate for the applicable year. Any resulting exchange gains and losses are presented as cumulative foreign currency translation gains (losses) within other accumulated comprehensive loss.

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the respective transaction dates and gains and losses are reflected in the consolidated statements of operations.

Fair Value of Financial instruments
The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, other receivables, account payable, amounts due to related parties and notes payable approximates their carrying value due to their short-term nature.

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

Stock-based compensation
The Company records compensation expense in the financial statements for share based payments using the fair value method. The fair value of share-based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

Inventory
Inventory is valued at the lower of cost, determined on a first in first out basis, and net realizable value. Inventory consists of computer hardware and software acquired from suppliers to be resold to the Company’s customers.

Income taxes
Income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

Income (Loss) per share
Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common stock and exchangeable shares outstanding for the period. Diluted income (loss) per share reflects the dilutive potential of outstanding securities using the treasury stock method.

Recent Accounting Pronouncements
The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have an impact on the financial statements.

3. EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
	$	$	$
2009
Computer equipment	2,226,770	2,206,216	20,554
Computer software	639,447	639,083	364
Office equipment and furniture	142,997	141,519	4,216
Leasehold improvements	7,867	5,206	2,661
	3,017,081	2,992,023	25,057

2008
Computer equipment	1,907,660	1,896,680	10,980
Computer software	551,773	550,814	959
Office equipment and furniture	123,391	120,868	2,523
Leasehold improvements	30,279	30,279	-
	2,613,103	2,598,641	14,462

4. ECONOMIC DEPENDENCE

Sales to two customers comprised 65% of revenue in 2009. Sales to one customer comprised 15% of revenue and sales to four other customers comprise 65% of revenue in 2008.

5. PROMISSORY NOTES

	December 31, 2009	December 31, 2008
Principal	1,622,265	720,033
Accrued interest	7,781	4,119
Total demand promissory notes	1,630,046	724,152

During the year ended December 31, 2009, the Company issued a demand promissory note for a principal amount of $951,475 (Cdn$1,000,000), [(2008 – 716,152), (Cdn$877,000)]. The demand promissory note bears interest at prime plus 1.5% monthly with a general security agreement over the assets of the Company.

During the year ended December 31, 2009, the Company issued a series of demand promissory notes with an aggregate principal amount of $770,695 (Cdn$810,000). The demand promissory notes bear interest at prime plus 4% and are unsecured. During the year the company repaid $99,905 (Cdn$105,000). At December 31, 2009 the principal balance of these outstanding notes is $670,790 (Cdn$705,000).

During the year ended December 31, 2008, the Company issued a series of demand promissory notes with an aggregate principal amount of $1,087,800 (Cdn$1,225,000). The demand promissory notes bear interest at prime plus 4% per annum, are repayable on demand and are collateralized by the assets of the Company’s subsidiary, VMI. On September 24, 2008, the Company repaid $217,035 (Cdn$225,000) of the demand promissory notes and paid the accrued interest of $1,260 (Cdn$1,313).

	December	December
	31, 2009	31, 2008
	$	$
Series C notes payable	-	5,176,846
Series D notes payable	-	617,605
Series E notes payable	-	744,114
Series F convertible note payable	-	167,639
Series G notes payable	-	446,814
Series H notes payable	-	478,474
Series I notes payable	115,992	-
	115,992	7,631,492

Exchange agreement
During the year end December 31, 2009, the holders of the Series C, D, E, F, G and H notes payable owing to directors of the Company or relatives of directors of the Company exchanged the principal amount for an aggregate issuance of 19,250,280 Series C convertible preferred shares and the accrued interest was forgiven (See Note 6). As a result, the Company recorded a gain of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was written off during the year ending December 31, 2009.

The Company has classified the Series C convertible preferred share in mezzanine equity in the financial statements. The Series C convertible preferred shares includes a feature whereby holders of he Series C convertible preferred shares may demand cash in exchange for their securities after ten years and according to ASR 268, The Company must reflect the maximum possible cash obligation related to the Series C convertible preferred shares outside of permanent equity. Shares redeemable at the holder’s option are treated as contingently redeemable shares and are presented outside of shareholders’ equity in mezzanine equity.

On November 5, 2009, the Company closed a Series I notes payable unit financing for gross proceeds of $114,177. Each unit consists of a promissory note and one common share purchase warrant for each $1.00 of the principal amount of each promissory note. The fair value of the 120,000 warrants issued is $11,843. The promissory notes mature in one year, bear interest at 10% and are unsecured. Each share purchase warrant will entitle the holder to purchase one common share of the Company at the price of Cdn$0.25 per share until expiry on November 5, 2012. All of the outstanding notes payable are denominated in Canadian dollars and include accrued interest.

6. SHARE CAPITAL

[a] Issued and Authorized

Authorized:    100,000,000 shares of common stock, par value $0.001
                          21,000,000 shares of preferred stock, par value $0.001

Series C Convertible Preferred Stock
Following receipt of shareholder approval at the Company’s annual and special meeting held on June 11, 2009, the Company closed the exchange agreement dated April 16, 2009 on June 30, 2009. The Company entered into the exchange agreement with Voice Mobility Inc., a wholly-owned operating subsidiary of the Company, and seven persons who held the Series C, D, E, F, G and H notes payable with a principal amount of Cdn$6,737,601. On the closing date, the holders exchanged the principal amount underlying the notes payable for an aggregate issuance of 19,250,280 Series C convertible preferred shares of the Company at a price of Cdn$0.35 per preferred share. All accrued interest on the notes payable was forgiven as of June 30, 2009. VMI has agreed to secure the potential redemption or retraction amount that may be payable by the Company to the holders of the convertible preferred shares upon the redemption or retraction of such shares. On June 30, 2009 VMI entered into a general security agreement whereby it agreed to grant a fixed security interest in favor of the holders in all personal property held and a floating charge against all real and personal property held or later acquired by VMI.

The Series C convertible preferred shares are convertible into common shares in the capital of the Company on a one for one basis, retractable by the holder following the ten year anniversary from the date of grant at Cdn$0.35 per share and redeemable by the Company at any time upon 30 days notice at Cdn$0.35 per share, subject to adjustment for certain corporate alterations such as stock splits and consolidations. The Series C convertible preferred shares are non-voting and not entitled to dividends.

Common Stock
On June 8, 2009, the Company issued 5,000,000 units at $0.09 (Cdn$0.10) per unit for net cash proceeds of $422,115 (Cdn$474,035). Each unit consists of one share of common stock and one share purchase warrant, with each warrant exercisable for a period of three years at an exercise price of $0.17 (Cdn$0.20) per share. The Company also issued 446,000 units as a financing fee.

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

	Options Outstanding
		Exercise	Weighted
	Number	Price	Average
	of Shares	per Share	Exercise Price
Balance, December 31, 2007	7,724,884	$0.23 - $1.31	$0.71
Options granted	1,235,000	$0.16 - $0.19	$0.17
Options expired and cancelled	(1,226,299)	$0.22 – $1.07	$0.45
Balance, December 31, 2008	7,733,585	$0.17 - $0.95	$0.53
Options expired and cancelled	(3,144,694)	$0.20 - $1.10	$0.80
Balance, December 31, 2009	4,588,891	$0.20 – $1.02	$0.56

	Options Outstanding			Options Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Range of	Outstanding at	Average	Remaining	Exercisable at	Average
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise
Prices	2009	Price	Life (years)	2009	Price

$0.16 - $0.50	2,488,891	$0.29	2.76	1,860,954	$0.32
$0.51 - $0.97	2,140,000	$0.78	1.01	2,140,000	$0.78
	4,588,891	$0.56	1.89	4,000,954	$0.57

Total stock-based compensation for the year ended December 31, 2009 includes stock-based compensation expense related to employees of $120,664 (2008 - $354,424) reported in the statement of operations as follows:

	2009	2008
	$	$
Stock-based compensation
Sales and marketing	64,575	79,842
Research and development	44,239	62,384
General and administrative	11,850	212,198
Total stock-based compensation	120,664	354,424

Valuation Assumptions

	2009	2008

Expected life of employee stock options (in years)	-	3.0
Weighted average volatility	-	84%
Expected volatility	-	82% - 85%
Risk-free interest rate	-	3.09% - 3.37%
Dividend yields	-	0%
Weighted average fair value of stock options under employee stock option plans granted during the period	-	$0.09

A summary of the status of the Company’s nonvested options as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

Nonvested Options	Options	Weighted Average
		Grant-Date Fair Value
		$
Nonvested at December 31, 2008	1,632,548	0.14
Vested during 2009	(1,044,611)	0.15
Nonvested at December 31, 2009	587,937	0.12

[c] Warrants

As at December 31, 2009 and 2008, the Company has the following common stock warrants outstanding:

	Number of	Exercise Price
	Common	Cdn$
	Shares Issuable
Balance, December 31, 2008	3,465,500	0.65
Expired	(3,465,000)
Issued	5,446,000	0.20
Issued	120,000	0.25
Total warrants outstanding December 31, 2009	5,566,000	0.15

All of the share purchase warrants outstanding have exercise prices denominated in Canadian dollars.

As at December 31, 2009 the warrants outstanding have a weighted average contractual life remaining of 1.45 years (December, 31, 2008 – 0.97 years).

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

7. INCOME TAX

The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2001, 2002, 2003, 2004, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2009. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The Company is also subject to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expenses as of December 31 is as follows:

	2009	2008
	$	$
Statutory income tax rates	35%	35%
Net income (loss)	385,381	(228,574)
Expected tax expense (recovery)	134,883	(80,000)
Higher effective tax rate of Canadian subsidiary	(165,650)	(729,000)
Change in valuation allowance	(904,828)	(729,000)
Change in tax rate applied in valuation	9,552	(7,000)
Imputed interest	73,303	222,000
Expiration of loss carry forwards	805,382	-
Non-deductible expenses	47,358	653,000
Income tax expense	-	-

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

Significant components of the Company's deferred tax assets as of December 31 are as follows:

	2009	2008
	$	$
Deferred income tax assets:
Net operating loss carry forwards	1,767,781	2,000,000
Non-capital loss carry forwards	2,840,232	2,900,000
Property and equipment	1,227,374	1,099,000
Unrealized foreign exchange	216,077	(465,000)
Debt discount accretion	-	94,000
Other	4,600	7,000
Total deferred tax assets	6,056,064	5,635,000
Valuation allowance	(6,056,064)	(5,635,000)
Net deferred tax assets	-	-

The non-capital and net operating loss carry forwards expire as follows:

Canada	$
2010	2,147,594
2014	2,655,634
2015	1,785,913
2026	1,706,040
2027	1,801,399
2029	1,264,348
Total Canada	11,360,928
U.S.
2020	2,301,382
2021	2,338,944
2022	258,969
2024	292,971
2028	194,651
2029	(336,114)
Total US	5,050,803
16,411,731

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

8. RELATED PARTY TRANSACTIONS

In May 2009, the Company obtained a loan from a company controlled by a shareholder in the amount of $25,819 (Cdn$26,000). On July 7, 2009, The Company repaid the principal in full and paid the accrued interest of $238 (Cdn$240).

In August 2009, the Company obtained a loan from a company owned by a shareholder in the amount of $18,832 (Cdn$20,000). On September 8, 2009, The Company repaid the loan and paid the accrued interest of $29 (Cdn$31).

In August 2009, the Company obtained a loan from a director of the company in the amount of $18,832 (Cdn$20,000). On September 8, 2009, The Company repaid the loan and paid the accrued interest of $29 (Cdn$31).

In December 2009, the Company obtained a loan from a director and shareholder of the company in the amount of $256,898 (Cdn$270,000). As of December 31, 2009, the principal and accrued of $132 (Cdn$139) is outstanding.

In March 2009, the Company obtained a loan from a former director in the amount of $118,934 (Cdn$125,000). As of December 31, 2009, $6,798 (Cdn$7,145) is outstanding.

During the year end December 31, 2009, the holders of the Series C, D, E, F, G and H notes payable exchanged the principal amount for an aggregate issuance of 19,250,280 Series C convertible preferred shares and the accrued interest was forgiven (See Note 5).

9. SUBSEQUENT EVENTS

In January 2010, the Company completed a private placement offering of 1,525,000 units, consisting of one common share one share purchase warrant at a price of $0.06 per unit, for proceeds of $91,500. The warrants are exercisable for a period of five years and one share purchase warrant is exercisable into one share of common stock at a price of $0.08 per share.

In February 2010, the Company completed a private placement offering of 1,100,000 units, consisting of one share of Common Stock and one common stock purchase warrant at a price of $0.06 per unit, for proceeds of $66,000. The warrants are exercisable for a period of five years and entitle the holder to purchase one share of common stock for $0.08 per share.

In February 2010, the Company received $32,500 and issued promissory note. The note bears interest at prime plus 4% monthly, is due on demand and is unsecured.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).   Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2009. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2009.

Based on this evaluation, these officers concluded that, as of as of December 31, 2009, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, we determined that there were control deficiencies that constituted material weaknesses some of which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment;

(2)

insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission;

(3)	inadequate security and restricted access to computers, including insufficient disaster recovery plans; and

(4)

on October 13, 2009, Randy Buchamer, our Chief Executive Officer, acting Chief Financial Officer and director resigned and management did not have time to find a replacement with sufficient SEC and public company reporting experience as well as a background of the Company’s processes and transactions to perform the year-end preparation and compilation of the financial statements.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. Further, these deficiencies resulted in our failure to file this Annual Report on Form 10-K for the year ended December 31, 2009 and our Interim Report on Form 10-Q for the three month period ended March 31, 2010 on time. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

As noted above, management is disclosing material weaknesses in internal control over financial reporting. These changes have materially affected our internal control over financial reporting as of December 31, 2009 because they affected our ability to prepare the year-end financial information in a timely and accurate way.

Item 9B.        Other Information.

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

In connection with Mr. Buchamer’s resignation, we agreed to pay him the sum of $170,000 over a period of 12 months (from October 14, 2009 to September 30, 2010) payable in bi-weekly installments and continue to extend Mr. Buchamer’s previous health and welfare benefits for the same 12 month period or such earlier date that Mr. Buchamer becomes employed by another employer. As Mr. Buchamer has agreed to remain as a consultant of our company following his resignation, we have agreed to pay Mr. Buchamer a service fee of $30,000 payable in three equal instalments of $10,000 each on November 15, 2009, December 15, 2009 and January 15, 2010. We have also agreed that all vested stock options held by Mr. Buchamer as of October 13, 2009 will remain exercisable in accordance with the stock option agreements entered into between Mr. Buchamer and our company prior to October 13, 2009.

We have received a letter dated April 1, 2010 from Mr. Buchamer, which states that the letter serves as formal notice under the loan agreement dated November 2, 2009 (the “Agreement”) that we are in default of our obligation to make the March 31, 2010 payment of $62,500 plus interest to Mr. Buchamer. Mr. Buchamer further states that, as per the Agreement, unless he receives payment in full by April 10, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings. As of June 14, 2010, to our knowledge Mr. Buchamer has not commence any lawsuit against us.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
William Krebs(1)(2)	Interim Chief Executive Officer and Director	63	Chairman of the Board of Directors - June 2008; 1995
William H. Laird(1)(2)	Director	62	June 2007
Michael Dyde(1)(2)	Director	74	November 2009
Jay Hutton	Director	44	May 12, 2010
Robert Eisses(3)	Interim Chief Operating Officer	44	November 25, 2009

(1)	Members of our Audit Committee
(2)	Members of our Corporate Governance Committee
(3)	On March 1, 2010, Mr. Eisses resigned as Interim Chief Operating Officer.

Business Experience

William Krebs - Interim Chief Executive Officer and Director

Mr. Krebs previously served as a director from 1995 to June 2007. Mr. Krebs previously served as the chairman of our board of directors from 1995 to September 2000 and as interim Chief Executive Officer from October 13, 2009. From 1995 to September 2000, Mr. Krebs was our Treasurer and Secretary. From January 1995 to August 2000, Mr. Krebs has also served as a director of Acrex Ventures Ltd. He also has served as President and a director of Pacific Western Mortgage Corp. since 1987 and served as President and a Director of Tsalix Investments Inc. (formerly Pacific Western Mortgage Corp.) from 1994 to 1995. These companies provided consulting services and investment capital. From 1997 to 1999, he was a director and officer of WaveRider Communications, Inc., a company which dealt with wireless broadband technology. From 1990 to 1995, Mr. Krebs served as director and President of TelcoPlus Enterprises Ltd. and its wholly-owned subsidiary, Intertec Telecommunications Inc. Mr. Krebs served as a director and President of CT&T Telecommunications Inc. from 1990 to 1995. Mr. Krebs is a Chartered Accountant and practiced as such from 1973 to 1980. Mr. Krebs has been a member of the Canadian Institute of Chartered Accountants since 1973.

We believe Mr. Krebs is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

William H. Laird - Director

Mr. Laird is a venture capitalist and served for the past fifteen years as director to several start-up companies. Mr. Laird is president of W.H. Laird Holdings Ltd., and director and secretary of Tech-Crete Processors Ltd., Piccadilly Place Mall Inc., and Excel Construction Ltd. These companies encompass manufacturing, construction, and property development and leasing.

We believe Mr. Laird is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Michael Dyde - Director

Mr. Dyde career spans the banking and hospitality industries. He has worked with Westminster Bank, CIBC, and more recently Chairman at Dorchester Hotels Ltd and Arbutus Foods Limited. Michael has also served with the Royal Air Force.

We believe Mr. Dyde is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Jay Hutton - Director

Mr. Hutton is the President and Chief Executive Officer of Hutton Capital Corporation, Hutton Capital Management and Hutton Development Corp., which are companies engaged in investment banking and real estate development. Prior to that, Mr. Hutton was the founder, President and Chief Executive Officer of the Canada Dominion Resources Group of companies. Mr. Hutton has been a director of Terra Ventures Inc. since January 2007, and since May 2008, has also been serving as the Chairman of their board of directors. Mr. Hutton was previously our President from June 29, 2001 to April 5, 2007.

We believe Mr. Hutton is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

Term of Office

Our directors hold office until the next annual meeting or until their successors have been elected and qualified, or until they resign or are removed. Our board of directors appoints our officers, and our officers hold office until their successors are chosen and qualify, or until their resignation or their removal.

Family Relationships

There are no family relationships among our directors or officers.

Involvement In Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

(4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

(5) being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our Company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Voice Mobility International, Inc., 107 - 645 Fort Street, Victoria, British Columbia, Canada, 8W 1G2 or via email to investors@voicemobility.com.

Nomination Procedures For Appointment of Directors

As of March 1, 2010, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors that were otherwise disclosed in our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 23, 2008.

Audit Committee

We have a standing Audit Committee which currently consists of William Krebs, William Laird, and Michael Dyde. William Laird and Michael Dyde are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) and Multilateral Instrument 52-110, adopted by various Canadian securities commissions, and William Krebs is not. Each of the members of the Audit Committee are financially literate as defined in Multilateral Instrument 52-110.

For a description of each members’ education and experience, see the section of this Annual Report entitled “Business Experience”. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the Audit Committee on April 26, 2002 and was formed in February, 2000, a copy of which is filed with this Annual Report.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is William Krebs. William Krebs is a chartered accountant. Our board of directors has also determined that William Krebs is not "independent", as that term is defined by Nasdaq Marketplace Rule 4200(a)(15), as William Krebs is our interim Chief Executive Officer.

Item 11.         Executive Compensation.

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2009, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Other Annual Compen- sation ($)(2)	Total ($)
William Krebs, Interim Chief Executive Officer (3)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil 5,168	Nil Nil	Nil Nil	Nil Nil	Nil 5,168
Rob Collins Director of Marketing (4)	2009 2008	102,759 88,670	Nil Nil	Nil Nil	Nil 12,921	Nil Nil	Nil Nil	5,708 4,926	108,467 106,517
John Gavin (5)	2009 2008	106,400 150,400	Nil Nil	Nil Nil	Nil 5,168	Nil Nil	Nil Nil	7,200 7,200	113,600 162,768
Randy Buchamer Former Chief Executive Officer (6)	2009 2008	184,348 164,204	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	4,519 4,926	188,868 169,130
Robert Eisses, Former Interim Chief Operation Officer(7)	2009 2008	15,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$15,000 Nil

(1) Reflects the grant date fair value calculated in accordance with FAS 123(R). See "Notes to Financial Statement – Summary of Significant Accounting Policies – Stock Based Compensation" for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2) Mr. Buchamer, Mr. Collins and Mr. Gavin “All Other Compensation" consists of car allowances.

(3) William Krebs, a director of our company has agreed to act on an interim basis to carry out the functions as Chief Executive Officer of our company until a qualified person is located and appointed to fill these positions. No compensation is being paid to Mr. Krebs for services rendered.

(4) Compensation was paid to Mr. Collins by VMI, our operating subsidiary. Mr. Collins, Director of Marketing entered into an indefinite term employment agreement on January 19, 2000. He receives a salary of $102,759 (Cdn$108,000) per year plus a car allowance of $476 (Cdn$500) per month.

(5) Compensation was paid to Mr. Gavin by VMI (US), our operating subsidiary. Mr. Gavin, US Channel Manager entered into an indefinite term employment agreement on September 1, 2007. He receives a salary of $100,000 per year plus and office allowance of $200 per month and a car allowance of $600 per month. During 2009, Mr. Gavin also received a draw on commission of $4,000.

(6) Compensation was paid to Mr. Buchamer by VMI, our operating subsidiary. Mr. Buchamer, Former Chief Executive Officer of our company and our subsidiary, entered into an indefinite term employment agreement on August 16, 2001. On October 13, 2009 Mr. Buchamer resigned from his position as Chief Executive Officer. He received a salary of $184,348 (Cdn$193,750) plus a car allowance of $476 (Cdn$500) per month up to his date of resignation.

(7) Mr. Eisses was appointed as interim Chief Operating Officer on November 25, 2009 and Resigned on March 1, 2010.

Compensation Discussion and Analysis

The compensation committee of our board of directors determines compensation for our Chief Executive Officer, reviews and makes recommendations regarding compensation of executive officers, and supervises the administration of our equity plans for executives and all employees. During the year ended December 31, 2009, the committee was composed of two independent directors, William Laird and Michael Dyde, and one non-independent director, William Krebs. No member is an employee or former employee of our company.

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

CEO Compensation

Following the resignation of Randy Buchamer as Chief Executive Officer, acting Chief Financial Officer and director on October 13, 2009, William Krebs, a director of our company and member of the audit committee, has agreed to act on an interim basis to carry out the functions as Chief Executive Officer of our company until a qualified person is located and appointed to fill these positions. No compensation is being paid to Mr. Krebs for services rendered.

Stock Option Grants in 2009 to Named Executive Officers

During 2009, we did not grant any stock option awards to Executive Officers or other employees.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our named executive officers that were outstanding as of December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Randy Buchamer	108,800 400,000 491,900	0 0 0	N/A	0.75 (Cdn 0.79) 0.48 (Cdn 0.50) 0.94 (Cdn 0.99)	Mar 30/11 Aug 22/11 Aug 24/10	N/A	N/A	N/A	N/A
Rob Collins	55,000 54,400 50,000 0	0 0 0 125,000	N/A	0.44 (Cdn 0.46) 0.75 (Cdn 0.79) 0.26 (Cdn 0.27) 0.19 (Cdn 0.20)	Feb 20/12 Mar 30/11 Jul 24/12 Jul 31/13	N/A	N/A	N/A	N/A
John Gavin	0 0	50,000 200,000	N/A	0.19 (Cdn 0.20) 0.22 (Cdn 0.23)	Jul 31/13 Sep 4/12	N/A	N/A	N/A	N/A
William Krebs	0	100,000	N/A	0.19 (Cdn 0.20)	Jul 31/13

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Compensation of the Company's Directors

Our non-employee directors are granted incentive stock options. Employee directors are granted incentive stock options based on their individual employment agreements. All stock option grants are made pursuant to our Second Amended and Restated 1999 Stock Option Plan.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Michael Dyde	Nil	Nil	10,336	nil	nil	nil	10,336
William Krebs	Nil	Nil	10,336	nil	nil	nil	10,336
William H. Laird	Nil	Nil	10,336	nil	nil	nil	10,336

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

Employment Agreement with Our Named Executive Officers

Randy Buchamer, Chief Executive Officer of our Company and our subsidiary, entered into an employment agreement on August 16, 2001. Except for any accrued salary, Mr. Buchamer is not entitled to any payment following, or in connection with, the resignation, retirement or other termination of Mr. Buchamer's employment as Chief Executive Officer, or in connection with Mr. Buchamer's responsibilities following a change in control. During the year ended December 31, 2008, Mr. Buchamer received a salary of $164,204 (Cdn$200,000) plus a car allowance of $411 (Cdn$500) per month. Mr. Bunchamer resigned on October 19, 2009 and his employment agreement was terminated.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. As of July 5, 2010, we had 67,271,845 common shares issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
William E. Krebs c/o 107 – 645 Fort Street Victoria, BC V8W 1G2	4,379,639 (2)	6.5%
William H. Laird c/o 107 – 645 Fort Street Victoria, BC V8W 1G2	3,832,721 (3)	5.7%
Michael Dyde c/o 107 – 645 Fort Street Victoria, BC V8W 1G2	205,500	0.3%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jay Hutton c/o 107 – 645 Fort Street Victoria, BC V8W 1G2	nil	nil
Directors and Executive Officers as a Group(4 persons)	8,417,860	12.5%

(1) Based on 67,271,845 shares of common stock issued and outstanding as of June 14, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities, including those securities convertible or exercisable within 60 days. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes 2,593,131 shares owned by Margit Kristiansen, Mr. Krebs' wife. Includes 910,000 shares owned by a company of which Mr. Krebs’ wife is a shareholder. Also includes stock options to acquire an aggregate of 250,000 shares of our common stock exercisable within the next 60 days.

(3) Includes 339,000 shares owned by Mr. Laird's wife. Includes 400,000 shares owned by Grey Friars Rentals Ltd. of which Mr. Laird is a shareholder. Includes options to acquire an aggregate of 69,311 shares of our common stock exercisable within the next 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Equity Plan Compensation Information

This information can be found under Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Other than as described under the heading "Executive Compensation", no director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Corporate Governance

We currently act with three directors, consisting of Michael Dyde, William Krebs and William Laird. We have determined that Michael Dyde, and William Laird are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15) and William Krebs is not.

We currently act with a standing audit and Governance committee. We do not have a standing nominating committee but our entire board of directors acts as our nominating committee. If any shareholders seeks to nominate a director or bring any other business at any meeting of our shareholders, the shareholder must comply with the procedures contained in our bylaws and the shareholder must notify us in writing and such notice must be delivered to or received by the Secretary in accordance with Rule 14a-8 of the Exchange Act. A shareholder may write to the Secretary of our company at our principal executive office, 107 – 645 Fort Street, Victoria, British Columbia, Canada V8W 1G2, to deliver the notices discussed above and for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates.

Audit Committee

Our Audit Committee consists of Michael Dyde, William Krebs and William Laird, of whom Michael Dyde and William Lair are non-employee directors of our Company and are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered chartered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The Audit Committee of the board of directors was formed in February 2000 and adopted its charter on April 26, 2002.

Governance Committee

The Governance Committee currently consists of Michael Dyde, William Krebs and William Laird, of whom Michael Dyde and William Lair are non-employee directors of our Company and are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) The Governance Committee monitors the effectiveness of senior management and the Governance Committee of the Board identifies and reports on candidates to be nominated to the Board

Transactions with Independent Directors

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

During 2009 no stock options were issued to directors of the Company. Other than reimbursement for travel expenses incurred in connection with attending our directors' meetings, our Company did not pay any other fees to our directors during the year ended December 31, 2009.

Item 14.         Principal Accounting Fees and Services.

Audit Fees

Our independent registered public accounting firm, Dale Matheson Carr-Hilton Labonte LLP provided audit and other services during the years ended December 31, 2009 and Ernst & Young LLP provided audit and other services during the years ended December 31, 2008 as follows:

	2009	2008
Audit Fees	$50,500	$81,000
Audit Related Fees	-	-
Tax Fees	7,500	11,000
All Other Fees	-	1,000
Total Fees	$58,000	$93,000

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audit related fees paid to our independent registered public accounting firm.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid to our independent registered public accounting firm.

The Securities and Exchange Commission requires that, before Dale Matheson Carr-Hilton Labonte LLP is engaged by our Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

Item 15.         Exhibits, Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit
Number	Description

3.1	Articles of Incorporation, dated October 1, 1997 (1)

3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)

3.6	Amended and Restated Bylaws (2)

4.1	Common Stock Certificate (1)

4.2	Form of Warrant (1)

4.3	Certificate of Designation of Series A Preferred Stock (1)

4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)

4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)

10.1	Amended and Restated 1999 Stock Option Plan (4)

10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)

10.3	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer*

14.1	Code of Ethics. (5)

21.1	Subsidiaries of our company
Voice Mobility Inc. (Canadian Corporation)
Voice Mobility Canada Limited (Canadian Corporation)
VM Sub Limited (Canadian Corporation)
Voice Mobility (US) Inc. (Nevada corporation)

31*	Section 302 Certification of William Krebs

32*	Section 906 Certification of William Krebs

99.1*	Audit Committee Charter

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
Date: July 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William Krebs
William Krebs
Interim Chief Executive Officer and Director
(Principal Executive Officer, Principal Accounting Officer and
Principal Financial Officer)
Date: July 6, 2010

By: /s/ Michael Dyde
Michael Dyde
Director
Date: July 6, 2010

By: /s/ Jay Hutton
Jay Hutton
Director
Date: July 6, 2010