Form 10-Q
period 2010-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2010-07-28
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

 For the transition period ____________to _____________________

Commission File Number 0-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 – 645 Fort Street Victoria,
British Columbia, Canada	V8W 1G2
(Address of principal executive offices)	Zip Code

(250) 978-5050
(Registrant's telephone number, including area code)

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
Yes  [   ]   No[ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [   ]   No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 67,271,845 common shares issued and outstanding as at July 27, 2010

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
( Expressed in U.S. Dollars)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current
Cash	$1,679	$252,260
Accounts receivable, net	4,169	22,562
Prepaid expenses	20,104	14,430
Total current assets	25,952	289,252

Equipment	21,445	25,057
Total assets	$47,397	$314,309

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$209,210	$237,140
Accrued liabilities	113,234	177,251
Demand promissory notes	1,575,355	1,630,046
Note payable	122,948	115,992
Total liabilities	2,020,747	2,160,429

Mezzanine equity
Series C Convertible preferred stock	6,634,108	6,410,657

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000 66,648,095 outstanding [2009 - 62,331,428]	66,648	62,331
Preferred stock, $0.001 par value, authorized 1,000,000 Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	43,306,251	43,054,960
Obligation to issue shares	-	57,088
Accumulated deficit	(50,047,020)	(49,783,268)
Other accumulated comprehensive loss	(1,933,338)	(1,647,889)
Total stockholders' deficit	(8,384,007)	(8,256,777)
Total liabilities and stockholders' deficit	$47,397	$314,309

The accompanying notes are an integral part of these interim financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

	For the three months ended
	March 31,
	2010	2009

Sales	$9,020	$219,680
Cost of sales	-	132,660
Gross profit	9,020	87,020

Operating expenses
Sales and marketing	3,948	252,626
Research and development	2,412	99,002
General and administrative	240,403	179,733
	246,763	531,361

Loss from operations	237,743	444,341

Other items:
Interest expense	26,009	165,837
Net loss for the period	263,752	610,178

Foreign currency translation loss/(gain )	61,997	(283,230)
Net comprehensive loss for the period	$325,749	$326,948

Weighted average shares outstanding – basic and diluted	64,843,650	59,937,935

Basic and diluted loss per share	(0.00)	(0.01)

The accompanying notes are an integral part of these interim financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited - Expressed in U.S. dollars)

For the three months ended March 31, 2010

	Mezzanine Equity		Common Stock			Preferred Stock		Other			Sub Total	Grand Total
	Preferred Stock Series C					Series A		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss
	Number of Shares #	Amount	Number of Shares #	Amount	Obligation Amount	Number of Shares #	Amount
Balance, December 31, 2009	19,250,280	$6,410,657	62,331,428	$62,331	$57,088	1	$1	$43,054,960	$(49,783,268)	$(1,647,889)	$(8,256,777)	$(1,846,120)
Stock based compensation								10,388			10,388	10,388
Net loss for the period									(263,752)		(263,752)	(263,752)
Foreign currency translation loss for the period										(61,997)	(61,997)	(61,997)
Share issuance			4,316,667	4,317	(57,088)			240,902			188,131	188,131
Foreign exchange G/L on Series C Preferred Shares		223,451								(223,451)	-	-
Balance, March 31, 2010	19,250,280	$6,634,108	66,648,095	$66,648	$ -	1	$1	$43,306,250	$(50,047,020)	$(1,993,338)	$(8,384,007)	$(1,973,350)

The accompanying notes are an integral part of these interim financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

	For the three months ended
	March 31,
	2010	2009

Cash provided by (used for):

OPERATING ACTIVITIES
Net loss for the period	$(263,752)	$(610,178)
Non-cash items included in net loss
Amortization of property and equipment	3,622	2,262
Amortization of deferred finance costs	-	42,599
Non-cash financing expense	-	2,538
Stock based compensation	10,388	46,532
	(249,742)	(516,247)
Net change in operating assets and liabilities	(58,272)	298,143
Cash used in operating activities	(308,014)	(218,104)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,987)
Cash used in investing activities	-	(3,987)

FINANCING ACTIVITIES
Proceeds from share issuances	188,130	-
Proceeds on demand promissory notes payable	59,598
Repayment of demand promissory notes payable	(190,295)	179,388
Cash provided by financing activities	57,433	179,388

Effect of change in foreign exchange rate on cash	-	(9,096)

Decrease in cash	(250,581)	(51,799)
Cash, beginning	252,260	74,779
Cash, ending	$1,679	$22,980

The accompanying notes are an integral part of these interim financial statements.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2010
(Unaudited - Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

2.	SHARE CAPITAL

Common Stock

During the three months ended March 31, 2010, the Company issued 4,316,667 units at $0.05 per unit for net cash proceeds of $245,219 (Cdn$259,000). Each unit consists of one share of common stock and one share purchase warrant, with each warrant exercisable for a period of five years at an exercise price of $0.08 (Cdn$0.08) per share.

[b] Stock options

Options Outstanding:
		Exercise	Weighted
	Number	Price	Average
	of Shares	per Share	Exercise Price
Balance, December 31, 2009	4,588,891	$0.20 – $1.02	$0.56
Options expired and cancelled	(701,507)	$0.20 - $0.81	$0.54
Balance, March 31, 2010	3,887,384	$0.20 – $1.02	$0.54

[c]	Warrants

As at December 31, 2009 and March 31, 2010, the Company has the following common stock warrants outstanding with a weighted average life of 2.8 years:

	Number of	Exercise Price
	Common	Cdn$
	Shares Issuable
Balance, December 31, 2009	5,566,000	0.15
Issued	4,316,667	0.08
Balance, March 31, 2010	9,882,667	0.12

4.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company obtained a loan from a company owned by a shareholder in the amount of $32,000 (Cdn$32,500). The loan bears interest at prime plus 4%, is unsecured and is due on demand. The related party transactions are recorded at the exchange amount which is the amount of consideration paid or received as established and agreed to between the parties.

5.	DEMAND PROMISSORY NOTES

On March 31, 2010, the Company defaulted on a $62,500 payment that was due on a $125,000 demand promissory note. The note is secured by a general security agreement of the assets of the Company.

6.	SUBSEQUENT EVENT

Subsequent to March 31, 2010, the Company received Cdn$110,000 in exchange for issuing convertible debentures. The debentures mature in one year, bear interest at 10% per annum and are convertible into common shares of the Company at $0.05 per share. The debentures are secured by a general security agreement over all the assets of the Company.

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that commence on page 10 of this quarterly report.

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

On July 21, 2010, we announced that we have entered into a letter of intent with Applied Voice & Speech Technologies, Inc. (“AVST”) whereby we will sell certain assets pertaining to UCN250 to AVST. Managements’ current focus is the completion of this transaction. However, as of July 23, 2010, we have not entered into any definitive agreement with AVST and we cannot guarantee that such an agreement will be completed.

During the three month period ended March 31, 2010, we had only nominal sales because of our financial condition. We have currently suspended our sales efforts and are focusing on improving the financial condition of our company.

Results of Operations for the Three-Month Periods ended March 31, 2010 and March 31, 2009:

Sales

Sales for the three-month period ended March 31, 2010 were $9,020 compared to $219,680 for the three-month period ended March 31, 2009. Sales for the three-month period ended March 31, 2010 were nominal because, due to our financial condition, we suspended our sales efforts. Sales for the three-month period ended March 31, 2009 were from product license sales, hardware and software product sales and installation services. The decrease in sales of $210,660 or 96% was a result of us suspending our sales effort.

Cost of Sales

Cost of sales were $nil and 132,660 for the three-month periods ended March 31, 2010 and 2009 respectively. We had no costs of sales for the three-month period ended March 31, 2010 because, due to our financial condition, we have suspended our sales effort. Cost of sales for the three-month period ended March 31, 2009 were related to hardware and software costs as well as support services.

Operating Expenses

Total operating costs for the three-month period ended March 31, 2010 were $246,763 compared to $531,361 for the three-month period ended March 31, 2009. The decrease in total costs of $284,598, or 54%, was primarily attributable to us incurring no sales and marketing or research and development expenses.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $3,948 and $252,626 for the three-month periods ended March 31, 2010 and March 31, 2009. We incurred nominal sales and marketing expenses for the three-month period ended March 31, 2010 because, due to our financial condition, we suspended our sales efforts.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were nil and $99,002for the three-month periods ended March 31, 2010 and March 31, 2009 respectively. We incurred nominal research and development expenses for the three-month period ended March 31, 2010 because, due to our financial condition, we suspended our product development.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $240,403 and $179,733 for the three month periods ended March 31, 2010 and March 31, 2009 respectively, representing a increase of $67,030 or 37%. The increase was primarily attributed to employee severance costs.

Interest Expense

Our interest expense was $26,009 and $165,837 for the three-month periods ended March 31, 2010 and 2009 respectively. The interest expense for the three-month period ended March 31, 2010 includes accruals for various debt obligations.

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

Net Loss

Our net loss was $263,752 and $610,178 for the three-month periods ended March 31, 2010 and 2009 respectively. The decrease in net loss of $346,426 or 57%, was primarily attributable to us not incurring any sales and marketing or research and development expenses.

Since inception through March 31, 2010, we have incurred an accumulated deficit of $50.1 million. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product.

Liquidity and Capital Resources

As of March 31, 2010, we had $1,679 in cash and cash equivalents and net working capital deficiency of $1,994,795.

Demand Promissory Notes

The following table summarizes the demand promissory notes of the company as at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	US $	Cdn $	US $	Cdn $
Principal	1,543,423	1,567,500	1,622,265	1,705,000
Accrued interest	31,932	32,431	7,781	8,179
	1,575,355	1,599,931	1,630,046	1,713,179

The demand promissory notes bear interest at prime plus 4% per annum and are repayable on demand.

Notes Payable

The following table summarizes the promissory notes of the company as at March 31, 2010 and December 31, 2009:

	March 31, 2009		December 31, 2009
	US $	Cdn $	US $	Cdn $
Principal	118,157	120,000	114,177	120,000
Accrued interest	4,791	4,866	1,815	1,907
	122,948	124,866	115,992	121,907

On November 5, 2009, the Company closed a Series I notes payable unit financing for gross proceeds of $114,177. Each unit consists of a promissory note and one common share purchase warrant for each $1.00 of the principal amount of each promissory note. The fair value of the 120,000 warrants issued is $11,843. The promissory notes mature in one year, bear interest at 10% and are unsecured. Each share purchase warrant will entitle the holder to purchase one common share of the Company at the price of Cdn$0.25 per share until expiry on November 5, 2012.All of the outstanding notes payable are denominated in Canadian dollars and include accrued and unpaid interest. Repayments of notes payable have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc. In addition, the company is in default of a demand promissory notes of $125,000. Repayment of $62,500 was to have been made on March 31, 2010. There has been an additional accrual of $9,071.20 in interest.

All of the outstanding notes payable are denominated in Canadian dollars and include accrued and unpaid interest. Repayments of notes payable have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

Offerings

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

On April 30, 2010 the British Columbia Securities Commission (the “BCSC”) issued a cease trade order prohibiting the trading of our securities. On June 17, 2010, we were granted a partial revocation order from the BCSC allowing us to complete an offering (the “Offering”) of secured convertible debt of $450,000 with a maturity of one year, interest of 10% per annum, and, subject to us being listed on the TSX Venture Exchange or similar exchange, the ability to convert the debt to 9,000,000 units with each unit consisting of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to acquire one additional common share at an exercise price of $0.10 per share for a period of two years.. On June 30, 2010, the TSX approving the Offering but only for total gross products of $400,000. On July 7, the BCSC revoked our original cease trade order but issued a new cease trade order on July 9, 2010. On July 16, 2010, we were granted a second partial revocation order to allow us to complete the remaining $300,000 of the Offering. As of July 23, 2010, we have completed $110,000 of the Offering.

Operating Activities

Our operating activities resulted in net cash outflows of $308,014 and $218,104 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively. The operating cash outflows for these periods resulted from primarily from our net loss and change in operating assets and liabilities for that period.

Investing Activities

Investing activities resulted in no net cash flow and net cash outflows of $3,987 for the three-month period ended March 31, 2010, and March 31, 2009. Our investing activities were limited due to our cash conservation plans. As at March 31, 2010, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $57,433 and $179,388 for the three-month periods ended March 31, 2010 and March 31, 2009. For the three month period ended March 31, 2010, we received proceeds from the issuance of shares and demand promissory notes but most of those proceeds were used to pay down existing debt commitments.

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ending December 31, 2010. Presently, we are not focused on selling our products and our only source of funding is through the sale of our equity securities or debt. M

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their audit report on the annual consolidated financial statements for the year ended December 31, 2009, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being March 31, 2010. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 20109.

Based on that evaluation, our chief executive officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses as disclosed in our annual report on Form 10-K filed on July 6, 2010.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies at some time in the future. This will depend on our financial position and the management’s determination of which changes should be made and when. We intend to consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting.

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K filed on July 6, 2010.. We have not implemented remediation measures for the material weaknesses described in our annual report due to lack of funds.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than described below, we know of no material existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

We have received a letter dated April 27, 2010 from the British Columbia Employment Standards Branch (the “ESB”) of the Ministry of Labour addressed to Voice Mobility Inc., Voice Mobility International Inc. and Voice Mobility (US) Inc.. In the letter, the ESB requests all payroll records relating to Duncan Johnson, Peter Volchek, Todd Johnson, Patrick O’Connell, and Glen Buchamer (the “Employees”). The payroll records requested include a detailed breakdown of outstanding wages owed to each employee by Voice Mobility Inc. The Employees have filed complaints alleging that regular wages are owing for hours worked during the month of March, 2010. As well, certain of the Employees are alleging that they may be entitled to compensation pay for length of service. The Employees allege they are owed, collectively, $68,724.79.

We have received a letter dated April 1, 2010 from Randy Buchamer, which states that the letter serves as formal notice under the loan agreement dated November 2, 2009 (the “Agreement”) that we are in default of our obligation to make the March 31, 2010 payment of $62,500 plus interest to Mr. Buchamer. Mr. Buchamer further states that, as per the Agreement, unless he receives payment in full by April 10, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings. As of July 23, 2010, to our knowledge Mr. Buchamer has not commence any lawsuit against us.

Item 1A. Risk Factors.

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

Much of the information included in this interim report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

As at July 23, 2010, our stock has been cease traded in British Columbia, Ontario, and Quebec and we are non-compliant with FINRA Rule 6530 and, as a result, our company has been delisted from the OTC Bulletin Board and cannot be traded on the Toronto Stock Exchange (the “TSX”).

Our common shares have been cease traded in British Columbia, Ontario, and Quebec from April 30, 2010, May 17, 2010, and May 20, 2010 respectively for failure to file required disclosure documents. As a result, trading in our common shares is prohibited in those jurisdictions and our common shares cannot be traded on the TSX or the TSX Venture Exchange until those cease trade orders have been rescinded. Further, while, as at July 23, 2010, our common shares have not been cease traded in Alberta and New Brunswick, it is likely that the security commissions in those jurisdictions will issue similar orders unless the outstanding reports are filed.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission (the “SEC”), subject to a 30 day grace period. We failed to timely file our Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2009 which was due on March 31, 2010 and Interim Report on Form 10-Q for the three month period ended March 31, 2010 which was due on May 17, 2010. As a result, we are non-compliant with FINRA Rule 6530 and the quotation of our securities on the OTC Bulletin Board is prohibited. Until we are compliant with FINRA Rule 6530, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have since filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Our application to list on the NEX may not be successful, which would severely adversely affect our Canadian shareholders ability to sell their securities in the secondary market.

On February 18, 2010, we received a letter from the TSX, whereby the TSX informed us that it is reviewing the eligibility of the shares of our common stock for listing on the TSX pursuant to Part VII of the TSX Company Manual. As our management determined that we no longer meet the requirements to be listed on the TSX, we are preparing an application for listing on NEX. We cannot guarantee that our application will be successful. If we are not able to list on NEX and we are delisted from the TSX, there will be no market for our securities in Canada.

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

Since inception through March 31, 2010, we accumulated a deficit of $50,047,020. We have incurred primarily operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 21,000,000 shares of preferred stock. As at July 23, 2010, 1 share of Series A preferred stock has been designated and is issued and outstanding, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding and 19,250,280 shares of Series C preferred stock have been designated, of which 19,250,280 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

As a result of our failure to file our disclosure documents, as more particularly described under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”, our common shares cannot be traded on the OTC Bulletin Board and the TSX. If we are successful in our efforts to resume trading on either the OTC Bulletin Board, NEX or the TSX Venture Exchange, the market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telecommunication companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Under the November 2, 2009 loan agreement with Randy Buchamer, we were required to make a payment of $62,500 on March 31, 2010. There has been an additional accrual of $9,071.20 in interest. As of July 23, 2010, we have not made these payments.

Item 4. (Removed and Reserved)

Item 5. Other Information.

On July 6, 2010, we entered into a professional services engagement contract with Arrowstone Ventures Ltd. (“Arrowstone”), a company controlled by James Hutton, our sole officer and a director of our company, whereby Arrowstone will provide business management services to our company in exchange for Cdn$10,000 per month. This agreement may be terminated by either party with 60 days written notice or immediately by us if Arrowstone becomes bankrupt, commits any act of fraud or dishonesty, or fails to comply with the terms of the agreement. A copy of this professional services engagement contract is filed as Exhibit 10.5.

On July 6, 2010, we entered into a technical and business advisory services contract with Emprise Capital Corp.(“Emprise”), a company controlled by Aron Buchman, a director of our company, whereby Emprise will provide technical and advisory services in exchange for Cdn$8,0000 per month. This agreement may be terminated by either party with 60 days written notice or immediately by either party if the other party becomes bankrupt, commits any act of fraud or dishonesty, or fails to comply with the terms of the agreement. A copy of this professional services engagement contract is filed as Exhibit 10.6.

Item 6. Exhibits.

(a) Exhibits:

Exhibit
Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.3	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Certificate of Designation of Series A Preferred Stock (1)
4.3	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
4.5	Certificate of Amendment to Articles of Incorporation, dated June 30, 2009(6)
4.6	Certificate of Designation of Series C Non Voting Convertible Preferred Stock, dated June 30, 2009(6)
10.1	Amended and Restated 1999 Stock Option Plan (4)

10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)
10.3	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer(5)
10.4	Loan Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc. and Randy Buchamer (5)
10.5*	Professional Services Engagement Contract between our company and Arrowstone Ventures Ltd.
10.6*	Technical and Business Advisory Services Contract between our company and Emprise Capital Corporation
31*	Section 302 Certification of Jay Hutton, dated July 28, 2010
32*	Section 906 Certification of Jay Hutton, dated July 28, 2010

(1)	Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.
(2)	Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.
(3)	Previously submitted with our Form 10-KSB, as filed on April 11, 2001.
(4)	Previously submitted with our Form 10-K, as filed on April 1, 2002.
(5)	Previously submitted with our Form 10-Q, as filed on November 20, 2009.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Jay Hutton
Jay Hutton
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: July 28, 2010