Form 10-Q
period 2010-06-30
VOICE MOBILITY INTERNATIONAL INC
filed 2010-08-17
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period ____________to ______________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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
Yes [      ]  No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

66,971,845 common shares issued and outstanding as at August 13, 2010

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)

	June 30,	December 31,
	2010	2009
ASSETS
Current
Cash	$642	$252,260
Accounts receivable, net	3,167	22,562
Prepaid expenses	9,383	14,430
Total current assets	13,192	289,252

Equipment	17,998	25,057
Total assets	$31,190	$314,309

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Bank Indebtedness	$270	$-
Accounts payable	203,430	237,140
Accrued liabilities	121,629	177,251
Demand promissory note (note 4)	1,540,763	1,630,046
Note payable	120,552	115,992
Total liabilities	1,986,644	2,160,429

Mezzanine equity
Series C Convertible preferred stock	6,352,632	6,410,657

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000
66,971,845 outstanding [2009 - 62,331,428] (note 2)	66,972	62,331
Preferred stock, $0.001 par value, authorized 1,000,000
Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	43,312,697	43,054,960
Obligation to issue shares	-	57,088
Accumulated deficit	(50,120,276)	(49,783,268)
Other accumulated comprehensive loss	(1,567,480)	(1,647,889)
Total stockholders' deficit	(8,308,086)	(8,256,777)
Total liabilities and stockholders' deficit	$31,190	$314,309

Related Party Transactions (note 3)
Subsequent events (note 5)

The accompanying notes are an integral part of these interim financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited - Expressed in U.S. Dollars)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$-	$732,969	$9,020	$952,649
Cost of sales	-	338,074	-	470,734
Gross profit	-	394,895	9,020	481,915

Operating expenses
Sales and marketing	1,248	251,673	5,196	504,299
Research and development	1,944	77,900	4,356	176,903
General and administrative	43,805	161,067	284,208	340,800
	46,997	490,640	293,760	1,022,002

Loss from operations	46,997	95,745	284,740	540,087

Other items:
Interest expense	26,259	180,439	52,268	346,276
Net loss for the period	73,256	276,184	337,008	886,363

Gain on exchange agreement	-	2,334,841	-	2,334,841
Net income/(loss) for the period	(73,256)	2,058,657	(337,008)	1,448,478

Foreign currency translation gain/(loss )	365,857	(701,090)	80,409	(417,860)
Net comprehensive income/( loss) for the period	$292,601	$1,357,567	$(256,599)	$1,030,618

Weighted average shares outstanding	66,648,207	58,219,033	64,843,650	57,534,604
Basic and diluted loss per share	$0.00	$0.04	$0.00	$0.03

The accompanying notes are an integral part of these interim financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

	For the six months ended
	June 30,
	2010	2009

Cash provided by (used for):

OPERATING ACTIVITIES
Net loss for the period	$(337,008)	$(1,448,478)
Non-cash items included in net loss
Amortization of property and equipment	7,059	4,932
Amortization of deferred finance costs	-	88,053
Non-cash financing expense	-	227,117
Stock based compensation	17,159	80,714
Gain on exchange agreement	-	(2,334,841)
	(312,790)	(485,547)
Net change in operating assets and liabilities	(14,843)	80,196
Cash used in operating activities	(327,633)	(405,351)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,039)
Cash used in investing activities	-	(5,039)

FINANCING ACTIVITIES
Increase in bank indebtedness	270	-
Proceeds from share issuances	188,131	422,115
Proceeds on demand promissory notes payable	68,358	222,086
Repayment of demand promissory notes payable	(190,295)	(20,666)
Cash provided by financing activities	66,464	623,535

Effect of change in foreign exchange rate on cash	9,551	(18,032)

Decrease in cash and cash equivalents	(251,618)	195,113
Cash and cash equivalents, beginning of period	252,260	74,779
Cash and cash equivalents, end of period	$642	$269,892

The accompanying notes are an integral part of these interim financial statements.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2010
(Unaudited - Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

2.

SHARE CAPITAL

[a] Issued and Authorized

Authorized:  100,000,000 shares of common stock, par value $0.001
                       21,000,000 shares of preferred stock, par value $0.001

Common Stock

In February 2010, the Company issued 4,316,667 units at $0.05 (Cdn$0.06) per unit for net cash proceeds of $245,219 (Cdn$259,000). Each unit consists of one share of common stock and one share purchase warrant, with each warrant exercisable for a period of five years at an exercise price of $0.08 (Cdn$0.08) per share.

In conjunction with the above share issuance, the Company issued 323,750 in common shares to finders’ of the financing.

[b] Stock options

Options Outstanding:
		Exercise	Weighted
	Number	Price	Average
	of Shares	per Share	Exercise Price
Balance, December 31, 2009	4,588,891	$0.20 – $1.02	$0.56
Q1- Options expired and	(701,507)	$0.20 - $0.81	$0.54
cancelled
Q2- Options expired and	(1,363,350)	$0.20 - $0.98	$0.38
cancelled
Balance, June 30, 2010	2,524,034	$0.19 – $0.96	$0.58

[c] Warrants

As at December 31, 2009 and June 30, 2010, the Company has the following common stock warrants outstanding:

	Number of	Exercise Price
	Common	Cdn$
	Shares
	Issuable
Balance, December 31, 2009	5,566,000	0.15
Issued	4,316,667	0.08
Balance, March 31, 2010 and June 30, 2010	9,882,667	0.12

3.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company obtained a loan from a company owned by a shareholder in the amount of $32,000 (Cdn$32,500) which is included in demand promissory notes. The loan accrues interest at prime plus 4% and is due on demand. The related party transactions are recorded at the exchange amount which is the amount of consideration paid or received as established and agreed to between the parties. In management’s opinion, the exchange amount was negotiated and established and agreed to between the parties.

4.	DEMAND PROMISSORY NOTES

As at June 30, 2010, the Company is in default on a $62,500 payment that was due on a $125,000 demand promissory note. The note is secured by a general security agreement of the assets of the Company.

5.	SUBSEQUENT EVENTS

As of August 13, 2010, the Company has completed $160,000 and an additional US$95,000 of its secured convertible debt offering. The debt is secured by all of the assets of the Company and has a maturity of one year, interest of 10% per annum, and, subject to the Company being listed on the TSX Venture Exchange or similar exchange, the ability to convert into units (each, a "Unit") at a conversion price of $0.05 per unit. Each Unit consists of one common share of the Company and one additional common share purchase warrant (each, a "Warrant"). Each Warrant entitles the holder to purchase one additional common share of the Company at an exercise price of $0.10 for a period of 24 months from the date of conversion.

On July 21, 2010, the Company announced that the Company has entered into a letter of intent whereby the Company will sell certain assets. The letter is non-binding. The transaction is subject to approval of the Board of Directors of the purchaser and satisfactory completion of mutual full business and legal due diligence by both parties.

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that commence on page 12 of this quarterly report.

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

On July 21, 2010, we announced that we have entered into a letter of intent with Applied Voice & Speech Technologies, Inc. (“AVST”) whereby we will sell certain assets pertaining to UCN250 to AVST. However, as of August 12, 2010, we have not entered into any definitive agreement with AVST and we cannot guarantee that such an agreement will be completed.

During the three month period ended June 30, 2010, we had only nominal sales because of our financial condition. We have currently suspended our sales efforts and are focusing on improving the financial condition of our company.

Results of Operations for the Three-Month Periods ended June 30, 2010 and June 30, 2009:

Sales

Sales for the three-month period ended June 30, 2010 were $nil compared to $732,969 for the three-month period ended June 31, 2009. Sales for the three-month period ended June 30, 2010 were nominal because, due to our financial condition, we suspended our sales efforts. Sales for the three-month period ended June 31, 2009 were from product license sales, hardware and software product sales and installation services. The decrease in sales of $210,660 or 96% was a result of us suspending our sales effort.

Cost of Sales

Cost of sales were $nil and $338,074 for the three-month periods ended June 30, 2010 and 2009 respectively. We had no costs of sales for the three-month period ended June 30, 2010 because, due to our financial condition, we have suspended our sales effort. Cost of sales for the three-month period ended June 30, 2009 were related to hardware and software costs as well as support services.

Operating Expenses

Total operating costs for the three-month period ended June 30, 2010 were $46,997 compared to $490,640 for the three-month period ended June 30, 2009. The decrease in total costs of $443,643, or 90%, was primarily attributable to us incurring no sales and marketing or research and development expenses.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $1,248 and $251,673 for the three-month periods ended June 30, 2010 and June 30, 2009. We incurred nominal sales and marketing expenses for the three-month period ended June 30, 2010 because, due to our financial condition, we suspended our sales efforts.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $1,944 and $188,407 for the three-month periods ended June 30, 2010 and June 30, 2009 respectively. We incurred nominal research and development expenses for the three-month period ended June 30, 2010 because, due to our financial condition, we suspended our product development.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $43,805 and $161,067 for the three month periods ended June 30, 2010 and June 30, 2009 respectively, representing a decrease of $117,262 or 72.8% . The decrease was primarily attributed to the substantial suspension of business operations.

Interest Expense

Our interest expense was $26,259 and $180,439 for the three-month periods ended June 30, 2010 and 2009 respectively. The interest expense for the three-month period ended June 30, 2010 includes accruals for various debt obligations.

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

Net Loss

Our net loss was $73,256 and our net income was $2,058,657 for the three-month periods ended June 30, 2010 and 2009 respectively. The decrease in net income of $2,131,913 was primarily attributable to us suspending our sales effort.

Since inception through June 30, 2010, we have incurred an accumulated deficit of $50,120,276. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product.

Results of Operations for the Six-Month Periods ended June 30, 2010 and June 30, 2009

Sales

Sales for the six-month period ended June 30, 2010 were $9,020 compared to $952,649 for the six-month period ended June 30, 2009. Sales for the six-month period ended June 30, 2010 were nominal because, due to our financial condition, we suspended our sales efforts. Sales for the six-month period ended June 30, 2009 were from support services provided to Avaya, our sole channel partner, product license sales, hardware and software product sales and installation and training services.

Cost of Sales

Cost of sales were $nil and $470,734 for the six-month periods ended June 30, 2010 and 2009, respectively. We had no costs of sales for the six-month period ended June 30, 2010 because, due to our financial condition, we have suspended our sales effort. Cost of sales for the six-month period ended June 30, 2009 were related to hardware and software costs as well as support services.

Operating Expenses

Total operating expenses for the six-month period ended June 30, 2010 were $293,760 compared to $1,022,002 for the six-month period ended June 30, 2009. The decrease in total costs of $728,242, or 71.2%, was primarily attributable to us incurring no sales and marketing or research and development expenses.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $5,196 and $504,299 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively, representing a decrease of $499,103 or 99%. We incurred nominal sales and marketing expenses for the six-month period ended June 30, 2010 because, due to our financial condition, we suspended our sales efforts.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $4,356 and $176,903 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively, representing a decrease of $172,547 or 97.5% . We incurred nominal research and development expenses for the three-month period ended June 30, 2010 because, due to our financial condition, we suspended our product development.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $284,208 and $340,800 for the six month periods ended June 30, 2010 and June 30, 2009, respectively, representing a decrease of $56,592 or 16.6% . The decrease was primarily attributed to the substantial suspension of business operations.

Interest Expense

Our interest expense was $52,268 and $346,276 for the six-month periods ended June 30, 2010 and 2009, respectively. The interest expense for the six-month period ended June 30, 2010 includes accruals for various debt obligations. The interest expense for the six-month period ended June 30, 2009 included the amortization of the debt discount on the Series C and D promissory notes of $5,247 (Cdn$6,323), the amortization of the 15% repayment premium of the Series D promissory note of $814 (Cdn$980) issued in September 2003 and the amortization of the deferred charges relating to our debt restructuring transaction in September 2005 of $87,239 (Cdn$105,118).

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

Net Income

Our net loss was $337,008 and our net income was $1,448,478 for the six-month periods ended June 30, 2010 and 2009, respectively. The decrease in net income of $1,785,486 was primarily attributable to the suspension of sales efforts and the absence of an unusual gain of approximately $2,335,000 in the six-month period ended June 30, 2009 related to the closing of the exchange agreement.

Since inception through June 30, 2010, we have incurred an accumulated deficit of $50,120,276. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product.

Liquidity and Capital Resources

As of June 30, 2010, we had $642 in cash and cash equivalents and net working capital deficiency of $8,326,084.

Demand Promissory Notes

The following table summarizes the demand promissory notes of the company as at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	US $	Cdn $	US $	Cdn $
Principal	1,487,743	1,577,900	1,622,265	1,705,000
Accrued interest	53,020	56,233	7,781	8,179
	1,540,763	1,634,133	1,630,046	1,713,179

The demand promissory notes bear interest at prime plus 4% per annum and are repayable on demand.

Notes Payable

The following table summarizes the promissory notes of the company as at June 30, 2010 and December 31, 2009:

	June 30, 2009		December 31, 2009
	US $	Cdn $	US $	Cdn $
Principal	113,144	120,000	114,177	120,000
Accrued interest	7,408	7,858	1,815	1,907
	120,553	127,858	115,992	121,907

On November 5, 2009, the Company closed a Series I notes payable unit financing for gross proceeds of $114,177. Each unit consists of a promissory note and one common share purchase warrant for each $1.00 of the principal amount of each promissory note. The fair value of the 120,000 warrants issued is $11,843. The promissory notes mature in one year, bear interest at 10% and are unsecured. Each share purchase warrant will entitle the holder to purchase one common share of the Company at the price of Cdn$0.25 per share until expiry on November 5, 2012. All of the outstanding notes payable are denominated in Canadian dollars and include accrued and unpaid interest. Repayments of notes payable have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc. In addition, the company is in default of a demand promissory note of $125,000. Repayment of $62,500 was to have been made on March 31, 2010. There has been an additional accrual of $9,071.20 in interest.

All of the outstanding notes payable are denominated in Canadian dollars and include accrued and unpaid interest. Repayments of notes payable have been guaranteed by the Company and are collateralized by the assets of the Company’s subsidiary, Voice Mobility Inc.

Offerings

In January 2010, we completed a private placement offering of 1,525,000 units, consisting of one common share and one share purchase warrant at a price of $0.06 per unit, for proceeds of $91,500. The warrants are exercisable for a period of five years and one share purchase warrant is exercisable into one share of common stock at a price of $0.08 per share.

In February 2010, we completed a private placement offering of 1,100,000 units, consisting of one share of common stock and one common stock purchase warrant at a price of $0.06 per unit, for proceeds of $66,000. The warrants are exercisable for a period of five years and entitle the holder to purchase one share of common stock for $0.08 per share.

In February 2010, we received $32,500 and issued a promissory note. The note bears interest at prime plus 4% monthly, is due on demand and is unsecured.

On April 30, 2010 the British Columbia Securities Commission (the “BCSC”) issued a cease trade order prohibiting the trading of our securities. On June 17, 2010, we were granted a partial revocation order from the BCSC allowing us to complete an offering (the “Offering”) of secured convertible debt of $450,000 with a maturity of one year, interest of 10% per annum, and, subject to us being listed on the TSX Venture Exchange or similar exchange, the ability to convert the debt to 9,000,000 units with each unit consisting of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to acquire one additional common share at an exercise price of $0.10 per share for a period of two years.. On June 30, 2010, the TSX approved the Offering but only for total gross products of $400,000. On July 7, the BCSC revoked our original cease trade order but issued a new cease trade order on July 9, 2010. On July 16, 2010, we were granted a second partial revocation order to allow us to complete the remaining $300,000 of the Offering. On July 28, 2010, the BCSC revoked its second cease trade order. As of August 13, 2010, we have completed CDN$160,000 and an additional $95,000 of the Offering.

Operating Activities

Our operating activities resulted in net cash outflows of $319,136 and $403,351 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. The operating cash outflows for these periods resulted from primarily from our net loss and change in operating assets and liabilities for that period.

Investing Activities

Investing activities resulted in $nil net cash flow and net cash outflows of $5,039 for the six-month period ended June 30, 2010, and June 30, 2009. Our investing activities were limited due to our cash conservation plans. As at June 30, 2010, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $67,518 and $623,535 for the six-month periods ended June 30, 2010 and June 30, 2009. For the six month period ended June 30, 2010, we received proceeds from the issuance of shares and demand promissory notes but most of those proceeds were used to pay down existing debt commitments.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being June 30, 2010. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have received a letter dated April 1, 2010 from Randy Buchamer, which states that the letter serves as formal notice under the loan agreement dated November 2, 2009 (the “Agreement”) that we are in default of our obligation to make the March 31, 2010 payment of $62,500 plus interest to Mr. Buchamer. Mr. Buchamer further states that, as per the Agreement, unless he receives payment in full by April 10, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings. On August 1, 2010, we received a further demand letter from Mr. Buchamaer stating that we are in default of our obligation to make the March 31, 2010 payment of $62,500 plus interest and July 31, 2010 payment of $62,500 plus interest. Mr. Buchamer states that unless he receives payment in full by August 10, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings. As of August 13, 2010, to our knowledge Mr. Buchamer has not commenced any lawsuit against us.

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

We were non-compliant with FINRA Rule 6530 and, as a result, if we file a 10-K or 10-Q late for the next two years, our common stock will be ineligible for listing on the OTC Bulletin Board.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission (the “SEC”), subject to a 30 day grace period. We failed to timely file our Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2009 which was due on March 31, 2010 and Interim Report on Form 10-Q for the three month period ended March 31, 2010 which was due on May 17, 2010. We have since filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Interim Report on Form 10-Q for the three month period ended March 31, 2010.

Pursuant to Rule 6530(e), if we file our reports late with the SEC three times in a two-year period our securities will be removed from the OTC Bulletin Board and we will be ineligible for quotation on the OTC Bulletin Board for a one year period.

Our application to resume trading on the NEX may not be successful, which would severely adversely affect our Canadian shareholders ability to sell their securities in the secondary market.

Effective August 3, 2010, our common shares were listed on NEX but were suspended due to cease trade orders issued in Ontario and Quebec. As all cease trade orders against us have been revoked, we have applied to NEX to resume trading. Until our application to resume trading is granted, there will be no market for our securities in Canada.

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

Since inception through June 30, 2010, we accumulated a deficit of $50,047,020. We have incurred primarily operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 21,000,000 shares of preferred stock. As at August 12, 2010, 1 share of Series A preferred stock has been designated and is issued and outstanding, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding and 19,250,280 shares of Series C preferred stock have been designated, of which 19,250,280 are issued and outstanding.

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

Our common shares cannot be traded on the OTC Bulletin Board and NEX. If we are successful in our efforts to resume trading on either the OTC Bulletin Board, or NEX, the market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telecommunication companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Under the November 2, 2009 loan agreement with Randy Buchamer, we were required to make a payment of $62,500 on March 31, 2010 and July 31, 2010. As of August 13, 2010, there has been an additional accrual of $1,948 in interest for the second quarter. As of August 13, 2010, we have not made these payments.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit
Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.3	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Certificate of Designation of Series A Preferred Stock (1)
4.3	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
4.5	Certificate of Amendment to Articles of Incorporation, dated June 30, 2009(6)
4.6	Certificate of Designation of Series C Non Voting Convertible Preferred Stock, dated June 30, 2009(6)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)
10.3	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer(5)
10.4	Loan Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc. and Randy Buchamer (5)
10.5	Professional Services Engagement Contract between our company and Arrowstone Ventures Ltd.(6)

10.6	Technical and Business Advisory Services Contract between our company and Emprise Capital Corporation(6)
31*	Section 302 Certification of Jay Hutton, dated August 16, 2010
32*	Section 906 Certification of Jay Hutton, dated August 16, 2010

*	Filed herewith.

	(1)	Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

	(2)	Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

	(3)	Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

	(4)	Previously submitted with our Form 10-K, as filed on April 1, 2002.

	(5)	Previously submitted with our Form 10-Q, as filed on November 20, 2009.

	(6)	Previously submitted with out Form 10-Q, as filed on July 28, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By:	/s/ Jay Hutton
Jay Hutton
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: August 16, 2010