Form 10-Q
period 2010-09-30
VOICE MOBILITY INTERNATIONAL INC
filed 2010-11-15
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

Commission File Number 0-27387

VOICE MOBILITY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0777819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 – 645 Fort Street Victoria,
British Columbia, Canada	V8W 1G2
(Address of principal executive offices)	Zip Code

(250) 978-5050
(Registrant’s telephone number, including area code)

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
Yes [     ]  No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

67,271,845 common shares issued and outstanding as at November 8, 2010

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited - Expressed in U.S. Dollars)

	September 30,	December 31,
	2010	2009
ASSETS
Current
Cash	$85,478	$252,260
Accounts receivable	19,684	22,562
Prepaid expenses	4,777	14,430
Total current assets	109,939	289,252

Equipment, net	13,966	25,057
Total assets	$123,905	$314,309

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Bank Indebtedness	$227	$-
Accounts payable	208,040	237,140
Accrued liabilities	140,000	177,251
Convertible Debentures	185,184	-
Demand promissory note	1,600,778	1,630,046
Note payable	127,100	115,992
Total liabilities	2,261,329	2,160,429

Mezzanine equity
Series C Convertible preferred stock	6,541,360	6,410,657
	6,541,360	6,410,657

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000 66,971,845 outstanding [2009 - 62,331,428]	66,972	62,331
Preferred stock, $0.001 par value, authorized 1,000,000 Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	43,485,779	43,054,960
Obligation to issue shares	-	57,088
Accumulated deficit	(50,422,428)	(49,783,268)
Other accumulated comprehensive loss	(1,809,108)	(1,647,889)
Total stockholders' deficit	(8,678,784)	(8,256,777)
Total liabilities and stockholders' deficit	$123,905	$314,309

The accompanying notes are an integral part of these interim financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) income
(Unaudited - Expressed in U.S. Dollars)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$94,975	$210	$103,995	$952,859
Cost of sales	-	179	-	470,914
Gross profit	94,975	31	103,995	481,945

Operating expenses
Sales and marketing	12,888	228,989	18,084	733,288
Research and development	-	75,466	4,356	252,369
General and administrative	317,574	191,930	601,782	532,731
	330,462	496,385	611,334	1,518,387

Loss from operations	235,487	496,354	520,227	1,036,442

Other items:
Interest expense	66,665	17,550	118,933	363,826
Net loss for the period	302,152	513,904	639,160	1,400,268

Gain on exchange agreement	-	-	-	2,334,841
Net (loss)/income	(302,152)	(513,904)	(639,160)	934,573

Foreign currency translation loss	(243,185)	(99,362)	(162,776)	(517,222)
Net comprehensive ( loss)/income	$(545,337)	$(613,266)	$(801,936)	$417,351

Weighted average shares outstanding	66,648,095	59,283,417	66,410,915	58,598,988
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$0.01

The accompanying notes are an integral part of these interim financial statements.

Voice Mobility International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Expressed in U.S. Dollars)

	For the nine months ended
	September 30,
	2010	2009

Cash provided by (used for):

OPERATING ACTIVITIES
Net (loss)/income	$(639,160)	$934,573
Non-cash items included in net loss
Amortization of property and equipment	10,265	95,819
Non-cash financing expense	-	227,117
Stock based compensation	20,308	107,046
Interest	44,966
Gain on exchange agreement	-	(2,334,841)
	(563,621)	(970,286)
Net change in operating assets and liabilities	30,286	256,212
Cash used in operating activities	(533,335)	(714,074)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(7,578)
Cash used in investing activities	-	(7,578)

FINANCING ACTIVITIES
Increase in bank indebtedness	227	-
Proceeds from share issuances	188,131	422,115
Proceeds from secured convertible debentures	310,375	-
Proceeds on demand promissory notes payable	61,099	359,732
Repayment of demand promissory notes payable	(190,295)	(123,208)
Cash provided by financing activities	369,537	658,639

Effect of change in foreign exchange rate on cash	(2,984)	(8,552)

Decrease in cash	(166,782)	(71,565)
Cash, beginning	252,260	74,779
Cash, ending	$85,478	$3,214

The accompanying notes are an integral part of these interim financial statements.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2010
(Unaudited - Expressed in U.S. Dollars)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

2.	SHARE CAPITAL

[a] Issued and Authorized

Authorized:	100,000,000 shares of common stock, par value $0.001
21,000,000 shares of preferred stock, par value $0.001

Common Stock

In February 2010, the Company issued 4,640,417 units at $0.05 per unit for net cash proceeds of Cdn$259,000 (US$245,219). Each unit consists of one share of common stock and one share purchase warrant, with each warrant exercisable for a period of five years at an exercise price of $0.08.

[b] Stock options

The following stock option activity for the nine months ended September 30, 2010:

		Weighted
		Average
	Number	Exercise Price
	of Shares	(Cdn$)
Balance, December 31, 2009	4,588,891	$0.55
Expired or cancelled	(2,881,757)	-
Balance, September 30, 2010	1,707,134	$0.44

As at September 30, 2010, 1,605,745 options are exercisable and the options have an average weighted life remaining of 1.67 years.

[c] Warrants

The following common stock warrants activity for the nine months ended September 30, 2010:

	Number of	Exercise Price
	Common	Cdn$
	Shares
	Issuable
Balance, December 31, 2009	5,566,000	0.20
Issued	4,316,667	0.08
Balance, September 30, 2010	9,882,667	0.15

The following is a summary of outstanding warrants as at September 30, 2010:

	Number of	Weighted
	Common	Average
	Shares	Exercise Price	Remaining
	Issuable	(Cdn$)	contractual life
Balance, December 31, 2009	5,446,000	$0.20	1.69
Issued November 4, 2009	120,000	$0.25	2.10
Issued February 10, 2010	4,316,667	$0.08	4.35
Balance, September 30, 2010	9,882,667	$0.15	2.86

3.	RELATED PARTY TRANSACTIONS

As at September 30, 2010, the Company has a loan outstanding to a company owned by a shareholder in the amount of $33,467. The loan accrues interest at prime plus 4% and is due on demand. The related party transactions are recorded at the exchange amount which is the amount of consideration paid or received as established and agreed to between the parties. In management’s opinion, the exchange amount was negotiated and established and agreed to between the parties.

4.	DEMAND PROMISSORY NOTES

As at September 30, 2010, the Company is in default on a $62,500 payment that was due on a $125,000 demand promissory note. The note is secured by a general security agreement over the assets of the Company and bears interest at 6%.

5.	CONVERTIBLE DEBENTURES

During the period ended September 30, 2010, the Company issued secured convertible debentures for gross proceeds of $310,375. These secured convertible debentures accrue interest at rate of 10% per annum and are secured by a general security agreement over the Company’s assets. The secured convertible debentures are repayable one year from the date of issuance. The Company has the right to prepay all or any part of the secured convertible debentures at anytime without penalty or prepayment premium.

At any time until the maturity, the principal amount of the secured convertible debentures may be converted into a unit at the option of the holder of the debenture, in whole or in part at conversion rate of CDN$0.05. A conversion unit consists of one share of common stock and one warrant, each warrant entitles the holder to purchase an additional share of common stock at an exercise price of CDN$0.10 for a period of 24 months from the date of conversion. At the time of conversion, the debenture holder may elect to have the accrued interest on these debentures converted into shares of common stock of the Company.

The Company recognized an embedded beneficial conversion feature in the amount of $161,570. This value was recorded as additional paid-in capital and is being deferred and amortized over the term of the convertible debentures. During the period ended September 30, 2010, $38,362 was expensed as non–cash interest. The carrying value of the note will be accreted to the face value over the term of the note.

The Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants, to be issued upon conversion of the convertible debentures, based on their relative fair values.

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating our company, our business and any investment in our business, readers should carefully consider the risk factors that commence on page 16 of this quarterly report.

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

On July 21, 2010, we announced that we have entered into a letter of intent with Applied Voice & Speech Technologies, Inc. (“AVST”) whereby we will sell certain assets pertaining to UCN250 to AVST. Managements’ current focus is the completion of this transaction. However, as of November 12, 2010, we have not entered into any definitive agreement with AVST and we cannot guarantee that such an agreement will be completed.

During the three month period ended September 30, 2010, we had only nominal sales because of our financial condition. We have currently suspended our sales efforts and are focusing on improving the financial condition of our company.

Results of Operations for the Three-Month Periods ended September 30, 2010 and September 30, 2009

Sales

Sales for the three-month period ended September 30, 2010 were $94,975 compared to $210 for the three-month period ended September 30, 2009. Sales for the three-month period ended September 30, 2010 were from sales to an existing customer. Sales for the three-month period ended September 30, 2009 were nominal as we suspended our sales efforts. The increase in sales of $94,765 was a result of sales to an existing customer.

Cost of Sales

Cost of sales were nil and $179 for the three-month periods ended September 30, 2010 and 2009 respectively. We had no costs of sales for the three-month period ended September 30, 2010 because the sales during the quarter were to an existing customer. Cost of sales for the three-month period ended September 30, 2009 were related to hardware and software costs as well as support services.

Operating Expenses

Total operating costs for the three-month period ended September 30, 2010 were $330,462 compared to $496,385 for the three-month period ended September 30, 2009. The decrease in total costs of $165,923, or 33.4%, was primarily attributable to minimal sales and marketing or research and development expenses in the current quarter relative to that of the same quarter last year..

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $12,888 and $228,989 for the three-month periods ended September 30, 2010 and September 30, 2009. We experienced a $216,101 reduction in sales and marketing expenses for the three-month period ended September 30, 2010 relative to the same quarter in the previous year, This reduction is a result of management’s decision to reduced sales efforts to minimal levels, while we focus on remedying our current financial condition.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were nil and $75,466 for the three-month periods ended September 30, 2010 and September 30, 2009 respectively. We incurred no research and development expenses for the three-month period ended September 30, 2010 because, due to our financial condition, we suspended our product development.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $317,574 and $191,930 for the three month periods ended September 30, 2010 and September 30, 2009 respectively, representing a increase of $125,644 or 65.5% . The increase was primarily attributed to the professional and filing fees experienced during this quarter related to our financial restructuring efforts.

Interest Expense

Our interest expense was $66,665 and $17,550 for the three-month periods ended September 30, 2010 and 2009 respectively. The interest expense for the three-month period ended September 30, 2010 increased due to non-cash interest on accretion of the convertible debentures.

Income Taxes

For financial statement purposes, we have recognized a valuation allowance equal to deferred tax assets, which includes net operating loss carry forwards, for which realization is uncertain.

Net Loss

Our net loss was $302,152 and $513,904 for the three-month periods ended September 30, 2010 and 2009 respectively. The decrease in net loss of $211,752 was attributable to us incurring less expenses due to our management’s decision to suspend our sales effort.

Since inception through September 30, 2010, we have incurred an accumulated deficit of $50,422,428. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product.

Results of Operations for the Nine-Month Periods ended September 30, 2010 and September 30, 2009

Sales

Sales for the nine-month period ended September 30, 2010 were $103,995 compared to $952,859 for the nine-month period ended September 30, 2009. Sales for the nine-month period ended September 30, 2010 were minimal because, due to our financial condition, we significantly reduced our sales efforts and all our sales were to an existing customer. Sales for the nine-month period ended September 30, 2009 were from support services, product license sales, hardware and software product sales and installation and training services.

Cost of Sales

Cost of sales were nil and $470,914 for the nine-month periods ended September 30, 2010 and 2009, respectively. We had no costs of sales for the nine-month period ended September 30, 2010 because the sales during the period were to an existing customer. Cost of sales for the nine-month period ended September 30, 2009 were related to hardware and software costs as well as support services.

Operating Expenses

Total operating expenses for the nine-month period ended September 30, 2010 were $611,334 compared to $1,518,387 for the nine-month period ended September 30, 2009. The decrease in total costs of $907,053 was primarily attributable to us incurring nominal sales and marketing or research and development expenses.

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $18,084 and $733,288 for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. The Company experienced a $715,204 reduction in sales and marketing expenses for the nine-month period ended September 30, 2010 relative to the same period in the previous year. This reduction is a result of management’s decision to reduced sales efforts to minimal levels, while we focus on remedying our current financial condition.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $4,356 and $252,369 for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively, representing a decrease of $248,013. We incurred nominal research and development expenses for the nine-month period ended September 30, 2010 because, due to our financial condition, we suspended our product development.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $601,782 and $532,731 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively, representing an increase of $69,051. The increase was primarily attributed to the professional and filing fees experienced during the nine months ended September 30, 2010 related to our financial restructuring efforts.

Interest Expense

Our interest expense was $118,933 and $363,826 for the nine-month periods ended September 30, 2010 and 2009, respectively. The interest expense for the nine-month period ended September 30, 2010 increased due to non-cash interest on accretion of the convertible debentures.

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

Net Income

Our net loss was $639,160 and our net income was $934,573 for the nine-month periods ended September 30, 2010 and 2009, respectively. The decrease in net income of $1,573,733 was primarily attributable to the suspension of sales efforts for the current year and the absence of an unusual gain of $2,334,841 which was experienced in the nine-month period ended September 30, 2009 related to the closing of the exchange agreement.

Since inception through September 30, 2010, we have incurred an accumulated deficit of $50,422,428. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product.

Liquidity and Capital Resources

As of September 30, 2010, we had $85,478 in cash and cash equivalents and net working capital deficiency of $2,151,390.

Demand Promissory Notes

The following table summarizes the demand promissory notes of the company as at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	US $	Cdn $	US $	Cdn $
Principal	1,522,199	1,567,500	1,622,265	1,705,000
Accrued interest	78,579	80,918	7,781	8,179
	1,600,778	1,648,418	1,630,046	1,713,179

The demand promissory notes bear interest at prime plus 4% per annum and are repayable on demand.

Notes Payable

The following table summarizes the promissory notes of the company as at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	US $	Cdn $	US $	Cdn $
Principal	116,532	120,000	114,177	120,000
Accrued interest	10,568	10,882	1,815	1,907
	127,100	130,882	115,992	121,907

On November 5, 2009, we closed a Series I notes payable unit financing for gross proceeds of $114,177. Each unit consists of a promissory note and one common share purchase warrant for each $1.00 of the principal amount of each promissory note. The fair value of the 120,000 warrants issued is $11,843. The promissory notes mature in one year, bear interest at 10% and are unsecured. Each share purchase warrant will entitle the holder to purchase one common share of our company at the price of Cdn$0.25 per share until expiry on November 5, 2012.

All of the outstanding notes payable are denominated in Canadian dollars and include accrued and unpaid interest. Repayments of notes payable have been guaranteed by our company and are collateralized by the assets of our company’s subsidiary, Voice Mobility Inc. In addition, the Company is in default of a demand promissory note of $125,000; resulting from the default in repayment of $62,500 instalment due on March 31, 2010.

Offerings

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

In February 2010, we received Cdn$62,500 and issued promissory notes. The notes bear interest at prime plus 4% monthly, are due on demand and are unsecured.

On April 30, 2010, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order prohibiting the trading of our securities. On June 17, 2010, we were granted a partial revocation order from the BCSC allowing us to complete an offering (the “Offering”) of secured convertible debt of up to $450,000 with a maturity of one year, interest of 10% per annum, and, subject to us being listed on the TSX Venture Exchange (“TSX”) or similar exchange, the ability to convert the debt to 9,000,000 units with each unit consisting of one common share and one common share purchase warrant. Each share purchase warrant entitles the holder to acquire one additional common share at an exercise price of $0.10 per share for a period of two years. On June 30, 2010, the TSX approving the Offering but only for total gross proceeds of up to $400,000. On July 7, the BCSC revoked our original cease trade order but issued a new cease trade order on July 9, 2010. On July 16, 2010, we were granted a second partial revocation order to allow us to complete the remaining $300,000 of the Offering. On July 28, 2010, the BCSC revoked its second cease trade order.

From July 6, 2010 to August 27, 2010, we completed the private placement of convertible debentures (each, a “Debenture”) for total gross proceeds of Cdn$322,399, which will be used for general working capital purposes.

On July 6, 2010, we issued Debentures totaling Cdn$50,000; on July 8, 2010, we issued Debentures totaling Cdn$50,000; on July 22, 2010, we issued Debentures totaling Cdn$10,000; on July 29, 2010, we issued Debentures totaling Cdn$50,000; on August 12, 2010, we issued Debentures totaling Cdn$99,123; and on August 27, 2010, we issued Debentures totaling Cdn$63,276.

The Debentures have a maturity of one year, bear interest at the rate of 10% per annum, and, subject to our company being listed on the TSX or similar exchange, the Debentures may be convertible into units (each, a “Unit”) at a conversion price of Cdn$0.05 per Unit. Each Unit will consist of one common share of our company and one additional common share purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase one additional common share of our company at an exercise price of Cdn$0.10 for a period of 24 months from the date of conversion.

Operating Activities

Our operating activities resulted in net cash outflows of $533,335 and $714,074 for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively. The operating cash outflows for these periods resulted from primarily from our net loss, change in operating assets and liabilities for that period, and the absence of an unusual gain of approximately $2,334,841.

Investing Activities

Investing activities resulted in nil net cash flow and net cash outflows of $7,578 for the nine-month period ended September 30, 2010, and September 30, 2009. Our investing activities were limited due to our cash conservation plans. As at September 30, 2010, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $369,537 and $658,639 for the nine-month periods ended September 30, 2010 and September 30, 2009. For the nine-month period ended September 30, 2010, we received proceeds from the issuance of shares and demand promissory notes but most of those proceeds were used to pay down existing debt commitments.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being September 30, 2010. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have received a letter dated April 27, 2010 from the British Columbia Employment Standards Branch (the “ESB”) of the Ministry of Labour addressed to Voice Mobility Inc., Voice Mobility International Inc. and Voice Mobility (US) Inc. In the letter, the ESB requests all payroll records relating to Duncan Johnson, Peter Volchek, Todd Johnson, Patrick O’Connell, and Glen Buchamer (the “Employees”). The payroll records requested include a detailed breakdown of outstanding wages owed to each employee by Voice Mobility Inc. The Employees have filed complaints alleging that regular wages are owing for hours worked during the month of March, 2010. As well, certain of the Employees are alleging that they may be entitled to compensation pay for length of service. The Employees allege they are owed, collectively, $68,724.79.

We have received a letter dated April 1, 2010 from Randy Buchamer, which states that the letter serves as formal notice under the loan agreement dated November 2, 2009 (the “Agreement”) that we are in default of our obligation to make the March 31, 2010 payment of $62,500 plus interest to Mr. Buchamer. Mr. Buchamer further states that, as per the Agreement, unless he receives payment in full by April 10, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings. On August 1, 2010, we received a further demand letter from Mr. Buchamer stating that we are in default of our obligation to make the March 31, 2010 payment of $62,500 plus interest and July 31, 2010 payment of $62,500 plus interest. Mr. Buchamer states that unless he receives payment in full by August 10, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings. On September 9, 2010, we received a further demand letter from Mr. Buchamer stating that as at September 8, 2010, we are indebted to Mr. Buchamer in the amount of $137,685.23 under various loan agreements and interest will accrue at a rate of HSBC Prime plus 4% compounded annually. Further, Mr. Buchamer states that as of September 1, 2010 we are further indebted to Mr. Buchamer in the amount of $84,999.96 under a settlement agreement. Mr. Buchamer states that unless he receives payment in full by September 20, 2010, he will exercise whatever rights and remedies he has under the law to enforce such payment, including institution of legal proceedings and enforcement of his security interest in all our present and after acquired property. As of November 12, 2010, to our knowledge Mr. Buchamer has not commence any lawsuit against us. We are aware that Mr. Buchamer has contacted holders of our debt and requested information regarding their security interest.

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

Pursuant to Rule 6530(e), if we file any annual or interim report late with the SEC three times in a two-year period our securities will be ineligible for quotation on the OTC Bulletin Board for a one year period.

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

Since inception through September 30, 2010, we accumulated a deficit of $50,422,428. We have incurred primarily operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers’ orders, the demand for our products, and the level of competition and general economic conditions.

We expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm’s report on the December 31, 2009 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 21,000,000 shares of preferred stock. As at November 8, 2010, 67,271,845 common shares are issued and outstanding, 1 share of Series A preferred stock has been designated and is issued and outstanding, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding and 19,250,280 shares of Series C preferred stock have been designated, of which 19,250,280 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common shares cannot be traded on the OTC Bulletin Board. If we are successful in our efforts to resume trading on the OTC Bulletin Board the market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telecommunication companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Under the November 2, 2009 loan agreement with Randy Buchamer, we were required to make a payment of $62,500 on March 31, 2010 and July 31, 2010. As of November 8, 2010, there has been an additional accrual of $835 in interest. As of November 8, 2010, we have not made these payments.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit
Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.3	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Certificate of Designation of Series A Preferred Stock (1)
4.3	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
4.5	Certificate of Amendment to Articles of Incorporation, dated June 30, 2009(6)
4.6	Certificate of Designation of Series C Non Voting Convertible Preferred Stock, dated June 30, 2009 (6)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Employment Agreement between Voice Mobility Inc. and Randy Buchamer, dated August 16, 2001 (4)
10.3	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer(5)
10.4	Loan Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc. and Randy Buchamer (5)

10.5	Professional Services Engagement Contract between our company and Arrowstone Ventures Ltd (6)
10.6	Technical and Business Advisory Services Contract between our company and Emprise Capital Corporation (6)
10.7	Form of Private Placement Subscription Agreement (Canadian and offshore investors) (7)
10.8	Form of Private Placement Subscription Agreement (US investors) (7)
10.9	Form of Convertible Debenture (Canadian and offshore investors) (7)
10.10	Form of Convertible Debenture (US investors) (7)
31*	Section 302 Certification of Jay Hutton, dated November 15, 2010
32*	Section 906 Certification of Jay Hutton, dated November 15, 2010

* Filed herewith.
(1)	Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.
(2)	Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.
(3)	Previously submitted with our Form 10-KSB, as filed on April 11, 2001.
(4)	Previously submitted with our Form 10-K, as filed on April 1, 2002.
(5)	Previously submitted with our Form 10-Q, as filed on November 20, 2009.
(6)	Previously submitted with our Form 10-Q, as filed on July 28, 2010.
(7)	Previously submitted with our Form 8-K, as filed on September 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By:	/s/ Jay Hutton
Jay Hutton
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: November 15, 2010