Form 10-K
period 2010-12-31
VOICE MOBILITY INTERNATIONAL INC
filed 2011-04-13
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes [ ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,765,619.50 based on a price of $0.03 per share, being the average of the bid and asked price of the registrant’s common stock as quoted on the OTC Bulletin Board on June 30, 2010.

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
Yes [ ]      No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 19,916,948 preferred shares and 71,279,722 common shares are issued and outstanding as of April 7, 2011.

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

VOICE MOBILITY INTERNATIONAL, INC.

PART I

Item 1.  Business.

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

  Our business plans,

  Our ability to raise additional finances,

  Our anticipated future marketplaces,

  Our competitive advantages,

  Our anticipated competitors,

  Our belief regarding the future of the telecommunications industry,

  Our plans regarding our research and development, and

  Our future investments and allocation of capital resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  General economic and business conditions,

  Our lack of operating history,

  Our historic negative cash flow from operations ,

  Our potential ineligibility to trade on the OTC Bulletin Board,

  Our ability to successful market our products,

  Our ability to protect our intellectual property,

  Our ability to keep up with technological advances, and

  The risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and the “Company” mean Voice Mobility International, Inc. and our wholly-owned subsidiaries.

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

Corporate Developments

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

On June 30, 2010, we were de-listed from the Toronto Stock Exchange and listed on the NEX Board of the TSX Venture Exchange (“NEX”). On August 17, 2010, we announced that the cease trade orders issued by the securities commissions in British Columbia, Alberta, Ontario and Quebec were revoked. On August 23, 2010, our common shares began trading on NEX.

On January 31, 2011, we signed and closed a 10 year license agreement with Applied Voice & Speech Technologies, Inc. (“AVST”), whereby AVST obtained the exclusive use of our unified communications cloud technology, including all intellectual property related to the UCN250 unified communications as a service platform (the “Technology”) and physical assets relating to the Technology, in exchange for AVST issuing 4.5% of its outstanding equity in the form of preferred shares (the “Equity Share”). AVST is also required to issue a 1% Equity Share to Voice Mobility upon the five year anniversary of the Agreement.

AVST also has the right to purchase the Technology and we have the right to sell the Technology for the issuance of an additional 1% Equity Share and an additional 2.25% Equity Share subject to revenue milestones and 2.25% Equity Share subject to the execution of long-term distribution agreements by AVST. Assuming all of the performance conditions are met and AVST purchases the Technology, the overall consideration for the transaction is equal to 10% of the issued and outstanding shares of AVST.

On March 4, 2011, we completed our purchase of all of the assets (the “Assets”) of Tagline Communications Inc. (“Tagline”). In consideration of the purchase of the Assets, we paid $425,000 to Tagline and issued 1,000,000 of our common shares (the “Tagline Shares”) to Tagline at a deemed price of $0.05 per Tagline Share for total deemed consideration of $475,000. The Assets consist of a unified communications platform with customers throughout North America. Tagline offers the following services either individually or as a service bundle: 1-800 numbers, voice recognition, fax to email, auto attendant, web based telephony, and conferencing functionality. Tagline has a historically stable user base of small and medium size business professionals.

Business Overview

Since the first quarter of 2011, we have been fundamentally re-structuring our business. With the licensing of our core technology to AVST, as discussed above under the heading “Corporate Developments”, we are focused less on the development of a unified messaging computing platform and more on the delivery of unified communications as a service.

Our plan is to target small and medium sized businesses as well as mobile professionals to sell our services on a month-to-month subscription basis. A critical part of our strategy is to properly marketing our services to the small and medium sized businesses through various methods, such as search engine optimization and referral organizations.

In addition to organic growth through gaining additional customers, we anticipate that we may also acquire smaller service providers that are profitable and deliver similar services to business class customer.

Octel Migration and Enhancement

Our service portfolio allows customers to migrate and replace aging voicemail platforms such as Octel Aria and Sierra. Customers get all the functionality and usability of their old systems with the added benefit of many new unified messaging applications and features such as find me follow me, and voice messages and fax to email. New locations can be added or entire organizations can be migrated with our unique migration tools.

Google Apps

The service offering incorporates a Google Apps integration that is built into the service offering. . Gmail integration for voice and fax delivery to email, as well as Google Gadget APIs let businesses and end users increase productivity and maximize collaboration between their phone system and their Google Apps applications.

Mobile Platform Support

The UCN 250 supports mobile devices and smart phones like iPhone, Blackberry and Android. Messaging and real time call management is integrated with mobile devices to allow users to manage all their messaging and communications while mobile.

UCN 250 UMaaS / On Demand

We have begun to offer our services in both TDM and IP telephony environments, is hosted in a secure and redundant data center, and is managed 24/7 by trained messaging engineers. Depending on the level of managed care the customer requests, we and our certified partners provide the following benefits to UMaaS / On Demand messaging systems:

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

Marketing and Distribution Methods

In January 2011, we made the strategic decision to license our core technology to AVST, as described under the heading “Corporate Developments”. The deal was concluded on January 31, 2011 and provided AVST a 10 year license to utilize and extend the technology relating to our UCN 250 technology so that AVST becomes a premium solution in the hosted offering category. AVST has agreed to sell the solution into their key markets under an AVST brand. We retain ownership of the technology.

This is a departure from the direct selling model that we have pursued for many years. We are taking our expertise and our knowledge of the market and redirecting all of our effort and energy into becoming a hosted service provider. Growth will be driven both organically and through acquisitions. We intend to acquire small profitable service providers and utilize our knowledge and expertise to drive efficiencies and to grow net subscribers by utilizing unique customer acquisition models and processes.

We will continue to build our relationship with AVST, as we believe that there is a strong desire between the companies to engage in strategic market expansion by combining efforts and expertise.

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

We are working closely with AVST. We are now a supplier of licenses to deliver unified communications services to our customers. We intend to work closely with AVST on roadmap items as well as new product introductions to the subscriber base that we will have.

Competition

Due to the licensing of our core technology to AVST, we no longer compete against the large equipment providers. This is something that AVST will do by virtue of their exclusive license to the UCN 250 technology. We now compete with both small and large service providers. Large operating telephone companies offer similar services to both mid sized and large companies. Other service providers have focused on the small business marketplace. Service providers, by nature, tend to be regionally focused. We will not focus on a particular region but rather focus on a type of customer. This type is small, mobile, and looking for features and services that are not otherwise available to a small business.

Some noteworthy competitors in the hosted services category are J2 Communications, M5 Networks and Ring Central. We believe that we have highly differentiated offerings and a superior cost structure that will allow us to effectively compete against a wide range of competitors.

Competitive Advantages

We compete on the basis of price and product completeness/performance. We believe that the following are some of our competitive advantages over our competitors:

  Our business and pricing models are designed to set a new expectation in the market for price and flexibility;

  Our unified messaging offerings provide the same features and functionality as current voicemail solutions but offers additional value-added messaging features;

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

Significant Customers

Sales for the fiscal year ended December 31, 2010 were from hardware and software product sales and training and installation services provided to Communications Resources Inc. on behalf of their customer Verizon. Pursuant to the license agreement with AVST, our major customers serviced by the UCN 250 technology have been transferred and all future sales and maintenance revenue will be collected by AVST.

Research and Development

We do not anticipate engaging in any research and development going forward. All product based research and development will be conducted by AVST.

Governmental Regulation

We do not expect any negative government regulation to impact our business model.

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

The breach of any confidentiality and non-disclosure agreement, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our former employees who were employed on an "at-will" basis. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

While we still own the intellectual property relating to the UCN 250 technology, we have granted an exclusive license to AVST. As we rely on trade secrets to protect our intellectual property, we are dependent on AVST to keep the confidentially of our intellectual property.

Employees

As of April 8, 2011, other than our executive officer, we had no employees.

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

We may not be eligible to trade on the OTC Bulletin Board.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission, subject to a 30 day grace period. We failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission, which was due on March 31, 2010 and Interim Report on Form 10-Q for the three month period ended March 31, 2010 which was due on May 17, 2010. As a result, we were non-compliant with FINRA Rule 6530.

Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board for a one year period. Pursuant to Rule 6530(e), if we are late in filing any of our reports for the two year period after July 6, 2010, being the date of filing of our Annual Report on Form 10-K for the year ended December 31, 2009, our securities will be ineligible for quotation on the OTC Bulletin Board until July 6, 2011.

We have a history of losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2010, we accumulated a deficit of $50,758,455. We have incurred operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

We expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph in our independent registered public accounting firm's report on the December 31, 2010 consolidated financial statements. Our audited consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

The telecommunications industry is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet evolving customer requirements in a timely manner, there can be no assurance that our new products will gain market acceptance. Many companies, including Lucent, Comverse and IP Unity and others have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Increased competition in the unified messaging industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business.

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

The credit crisis and related turmoil in the global financial system, as well as the global economic recession, may have an impact on our business and our financial condition. The current economic situation could have a material adverse impact on our customers causing them to fail to meet their obligations to us. Additionally, the current economic worldwide situation could lead to further reduced demand for our products and services, which could have a material negative impact on our revenues, results of operations and financial conditions.

Our Articles of Incorporation and Bylaws and Nevada law contain provisions that could delay or prevent a change of control and could limit the market price of our common stock.

Our authorized capital stock consists of 100,000,000 shares of common stock and 21,000,000 shares of preferred stock. As at April 7, 2011 share of Series A preferred stock has been designated and is issued and outstanding, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding and 19,250,280 shares of Series C preferred stock have been designated, of which 19,250,280 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

As a result of our failure to file our disclosure documents, as more particularly described under the heading “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”, our common shares cannot be traded on the OTC Bulletin Board and the TSX. If we are successful in our efforts to resume trading on either the OTC Bulletin Board or the TSX Venture Exchange, the market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other telecommunication companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 1B.  Unresolved Staff Comments

Not Applicable.

Item 2.  Properties.

Our principal office is located at 107 – 645 Fort Street, Victoria, British Columbia, Canada, V8W 1G2. We lease the office facility, which is approximately 1,300 square feet in size, and is leased at a basic rate of $16,719 (Cdn$17,572) per year plus expenses. We are currently leasing this facility on a month-to-month basis.

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

We have received a letter dated April 27, 2010 from the British Columbia Employment Standards Branch (the “ESB”) of the Ministry of Labour addressed to Voice Mobility Inc., Voice Mobility International Inc. and Voice Mobility (US) Inc. In the letter, the ESB requests all payroll records relating to Duncan Johnson, Peter Volchek, Todd Johnson, Patrick O’Connell, and Glen Buckamer (the “Employees”). The payroll records requested include a detailed breakdown of outstanding wages owed to each employee by Voice Mobility Inc. The Employees have filed complaints alleging that regular wages are owing for hours worked during the month of March, 2010. As well, certain of the Employees are alleging that they may be entitled to compensation pay for length of service. The Employees allege they are owed, collectively, $68,724.79 As of June 2010, all former employee claims were paid in full and we received releases from all former employees that filed claims against us.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 30, 2010, we were de-listed from the Toronto Stock Exchange (the “TSX”) and listed on the NEX Board of the TSX Venture Exchange (“NEX”). On August 17, 2010, we announced that the cease trade orders issued by the securities commissions in British Columbia, Alberta, Ontario and Quebec were revoked. On August 23, 2010, our common shares began trading on NEX.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission, subject to a 30 day grace period. We failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission, which was due on March 31, 2010 and Interim Report on Form 10-Q for the three month period ended March 31, 2010 which was due on May 17, 2010. As a result, we were non-compliant with FINRA Rule 6530.

Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. Pursuant to Rule 6530(e), if we are late in filing any of our reports for the two year period after July 6, 2010, being the date of filing of our Annual Report on Form 10-K for the year ended December 31, 2009, our securities will be ineligible for quotation on the OTC Bulletin Board until July 6, 2011.

Our common stock was listed and commenced trading on the OTC Bulletin Board on June 30, 1999 under the symbol "VMII". Our common stock was listed and commenced trading on the Toronto Stock Exchange on July 16, 2001 under the symbol "VMY". As discussed above, On August 3, 2010, our common shares were transferred to NEX.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock on the OTC Bulletin Board and the TSX/NEX, as applicable:

OTC Bulletin Board			TSX/NEX
Quarter Ended	High	Low	Quarter Ended	High (Cdn$)	Low (Cdn$)
December 31, 2010	$0.05	$0.04	December 31, 2010	$0.08	$0.045
September 30, 2010	$0.07	$0.05	September 30, 2010	$0.08	$0.45
June 30, 2010	$0.03	$0.02	June 30, 2010	n/a	n/a
March 31, 2010	$0.08	$0.03	March 31, 2010	n/a	n/a
December 31, 2009	$0.23	$0.06	December 31, 2009	$0.25	$0.06
September 30, 2009	$0.26	$0.17	September 30, 2009	$0.25	$0.18
June 30, 2009	$0.32	$0.06	June 30, 2009	$0.30	$0.17
March 31, 2009	$0.12	$0.04	March 31, 2009	$0.15	$0.05

Our common shares are issued in registered form. Computershare Trust Company of Canada, 401 - 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3B9, (telephone: (604) 661-0271; facsimile (604) 685-3694) is the registrar and transfer agent for our common shares.

As at April 7, 2011, the shareholders' list for our common stock showed 148 registered stockholders and 71,279,722 shares issued and outstanding. The closing sale price for our common stock on April 7, 2011, as reported on the Pink Sheets was $0.047 and on the NEX was $0.045

Dividend Policy

During the years ended December 31, 2010 and 2009, we did not pay any cash dividends to any holders of our equity securities.

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent sales of unregistered securities

We did not sell or issue any securities during the year ended December 31, 2010 without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements that have not otherwise been disclosed in a quarterly report on Form 10-Q or in a quarterly report on Form 8-K.

Equity Compensation Plan Information

We adopted our current stock option plan, entitled the Second Amended and Restated Stock Option Plan on April 25, 2001 and the plan was approved by our shareholders on June 14, 2001. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	879,584	$0.63	10,620,416
Equity compensation plans not approved by security holders	3,000,000	$0.10	N/A
Total	3,879,584	$0.22	10,620,416

(1)

The maximum number of options issuable under our stock option plan is 12,000,000, less 879,584 options that have been granted and exercised under the plan and less 500,000 options, which the Toronto Stock Exchange required that we remove from the plan in connection with a transaction with Aliant Inc. in December 2001. NEX policies limit us to granting 10% of our issued and outstanding shares in stock options in any 12 month period. As of April 8, 2011, we currently have 71,279,722 common shares outstanding and can only grant 7,127,972 options per 12 month period.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

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

We are engaged in the sales and marketing of unified voice messaging services through our wholly-owned operating subsidiaries, Voice Mobility Inc. and Voice Mobility (US) Inc. Our enhanced messaging software suite allows for legacy voice-mail replacement and incremental offerings such as real time call connect, voice-mail to e-mail, and fax to e-mail services. These unified communication services are facilitated by the creation of a single personal digital mailbox that can receive any type of communication regardless of its incoming format or medium.

Our primary focus for the last part of the fiscal 2010 year was the license of our core technology to transition from a developer of telecommunications platforms to a service provider for valued added telecommunications offerings.

On January 31, 2011, we signed and closed a 10 year license agreement with Applied Voice & Speech Technologies, Inc. (“AVST”), whereby AVST obtained the exclusive use of our unified communications cloud technology, including all intellectual property related to the UCN250 unified communications as a service platform (the “Technology”) and physical assets relating to the Technology, in exchange for AVST issuing 4.5% of its outstanding equity in the form of preferred shares (the “Equity Share”). AVST is also required to issue a 1% Equity Share to Voice Mobility upon the five year anniversary of the Agreement.

AVST also has the right to purchase the Technology and we have the right to sell the Technology for the issuance of an additional 1% Equity Share and an additional 2.25% Equity Share subject to revenue milestones and 2.25% Equity Share subject to the execution of long-term distribution agreements by AVST. Assuming all of the performance conditions are met and AVST purchases the Technology, the overall consideration for the transaction is equal to 10% of the issued and outstanding shares of AVST.

On March 4, 2011, we completed our purchase of all of the assets (the “Assets”) of Tagline Communications Inc. (“Tagline”). In consideration of the purchase of the Assets, we paid $425,000 to Tagline and issued 1,000,000 of our common shares (the “Tagline Shares”) to Tagline at a deemed price of $0.05 per Tagline Share for total deemed consideration of $475,000. The Assets consist of a unified communications platform with customers throughout North America. Tagline offers the following services either individually or as a service bundle: 1-800 numbers, voice recognition, fax to email, auto attendant, web based telephony, and conferencing functionality. Tagline has a historically stable user base of small and medium size business professionals.

Results of Operations for the fiscal years ended December 31, 2010 and December 31, 2009

Sales:

Sales for the fiscal year ended December 31, 2010 were $97,107 compared to sales of $971,768 for the fiscal year ended December 31, 2009, representing a 90% decrease. Sales for the fiscal year ended December 31, 2010 were a result of licensing contracts with existing customers. Sales for the fiscal year ended December 31, 2009 were from product license sales, hardware and software product sales and installation and training services. The decrease in sales for fiscal 2010 is a result of our focused efforts to complete our financial restructuring. As part of our restructuring, we began to execute a shift from the sale of software platforms to the sales of telecommunications services. We intend to build a direct customer base for the services offered as well as acquiring companies in the business of delivering service offerings for small and medium businesses.

Cost of Sales:

Cost of sales were $nil and $474,767 for the fiscal years ended December 31, 2010 and 2009 respectively. No costs of sales were associated with our sales for fiscal 2010 as all sales for fiscal 2010 related to licensing contracts to existing customers. Cost of sales for the fiscal year ended December 31, 2009 were related to hardware and software costs as well as costs incurred while providing support services.

Operating Expenses:

Sales and Marketing – Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $9,553 and $882,262 for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, representing a decrease of $872,709 or 98.9% . The decrease was primarily attributable to our efforts to minimize sales and marketing activities while we complete our financial restructuring efforts.

Research and Development - Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $13,906 and $320,760 for the fiscal years ended December 31, 2010 and 2009, respectively, representing a decrease of $306,854 or 95.7% . The decrease was primarily attributable to our efforts to minimize research and development activities while we completed our financial restructuring efforts. We anticipate that we will not engage in any research and development going forward.

General and Administrative - Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $846,282 and $856,149 for the fiscal years ended December 31, 2010 and 2009, respectively, representing a decrease of $9,867 or 1.1% .

As management has made significant efforts to reduce operating costs to minimal operating levels while we complete our financial restructuring efforts, general and administrative costs for fiscal 2010 consisted primarily of costs associated with maintaining our regulatory filing requirements. The cost savings experienced by us for fiscal 2010 have been offset by an increase in professional fees relating to our recent financial restructuring activities.

Interest Expense:

Our interest expense was $205,590 and $387,300 for the fiscal years ended December 31, 2010 and 2009 respectively. The interest expense for the fiscal years ended December 31, 2010 and 2009 consists of the stated interest rate on the principal amount of the then outstanding notes. The decrease of $181,700 or 46.9% is largely a result of the June 30, 2009 conversion of notes payable with a principal amount of Cdn$6,737,601 into 19,250,280 Series C convertible preferred shares at a rate of Cdn$0.35 per preferred share.

Unusual Gain:

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

Income Taxes:

At December 31, 2010, we had $5,544,360 United States tax net operating losses that will expire in the years 2020 through to 2029. As at December 31, 2010 we had Canadian tax non-capital losses of approximately $9,549,507 that will expire in the years 2014 through 2030. Pursuant to Section 382 of the Internal Revenue Code, use of our net operating loss carry forwards may be limited if we experience a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact our ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For fiscal years ended December 31, 2010 and 2009 respectively, we recognized a valuation allowance equal to deferred tax assets for which realization is not more likely than not.

Net Loss:

Our net loss was $978,224 for fiscal year ended December 31, 2010 compared to a net income of $385,381 for the fiscal year ended December 31, 2009. This represents an increase in loss of $1,363,605. Excluding prior year’s unusual gain of $2,334,841, we experienced a $971,236 decrease in loss. During fiscal 2010, we reduced operating expenses by $1,189,430 and reduced interest expense by $181,700 as a result of management’s efforts to reduce operating costs to minimal operating levels while we completed our financial restructuring efforts. These reductions in cost were mitigated by a $399,894 decrease in gross profit due to our decrease in fiscal 2010’s sales results.

Since inception through December 31, 2010, we incurred aggregate net losses of $50,761,492. The losses are reflective of our past expenditures associated with the research, development, testing, and marketing efforts of our product. We have moved our focus from the development of our product and we are now in a position to focus on the sales of our product. We believe that we will continue to incur losses until we generate sufficient revenues to cover all of our operating expenses. Because we are uncertain as to the rate at which telecommunications companies will replace their legacy voicemail systems with technology like our enhanced messaging product, we cannot accurately predict when we will be able to generate revenues which will exceed our ongoing operating expenses.

Liquidity and Capital Resources

As of December 31, 2010, we had $431 in cash and net working capital deficiency of $2,400,260 and as of December 31, 2009, we had $252,260 in cash and working capital deficiency of $1,871,177.

On November 5, 2009, we closed a debt financing for gross proceeds of $114,177. All of the outstanding notes payable are denominated in Canadian dollars. Each unit consists of a promissory note and one common share purchase warrant for each $1.00 of the principal amount of each promissory note. The fair value of the 120,000 warrants issued is $11,843. The promissory notes bear interest at 10%, are unsecured and due on demand. Each share purchase warrant will entitle the holder to purchase one common share of our company at the price of Cdn$0.25 per share until expiry on November 5, 2012. The balance of the notes payable outstanding, including principal and interest, as at December 31, 2010 is $134,630 (December 31, 2009: $115,992).

During the year ended December 31, 2009, we received proceeds of $1,002,789 by way of demand promissory notes and repaid $99,905 of their demand promissory notes resulting in an outstanding liability of $1,630,046 as at December 31, 2009. During the year ended December 31, 2010, we received proceeds of $68,358 by way of demand promissory notes and repaid $192,720 of their demand promissory notes resulting in outstanding liability of $1,681,672 as at December 31, 2010. The demand promissory notes bear interest at prime plus 4% per annum and are payable on demand. All of the outstanding demand promissory notes are denominated in Cdn dollars. At December 31, 2010, an amount of $1,573,988 is due to our former directors or to companies controlled by former directors in common (2009 - $770,695). At December 31, 2010, a demand promissory note for an amount of $1,068,238 (Cdn$1,062,500) [(2009 – $951,475), (Cdn$1,000,000)], is secured by way of a general security agreement over the assets of our company.

During the year ended December 31, 2010, we issued secured convertible debentures for gross proceeds of $314,242. These secured convertible debentures accrue interest at rate of 10% per annum and are secured by means of a general security agreement over our assets. The secured convertible debentures are repayable one year from the date of issuance we have the right to prepay all or any part of the secured convertible debentures at anytime without penalty. At any time until the maturity, the principal amount of the secured convertible debentures may be converted into a conversion unit at the option of the holder of the debenture, in whole or in part at conversion rate of CDN$0.05. A conversion unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of CDN$0.10 for a period of two years from the date of conversion. At the time of conversion, the debenture holder may elect to have the accrued interest on these debentures converted into shares of common stock of our company.

On June 8, 2009, we issued 5,000,000 units at Cdn$0.10 per unit for gross proceeds of Cdn$500,000. Each unit consists of one share of common stock and one share purchase warrant, with each warrant exercisable for a period of three years at an exercise price of Cdn$0.20 per share. We also issued 446,000 units as a financing fee and issued 42,857 common shares to finders of this private placement. On February 24, 2010, we issued 4,316,667 units at Cdn$0.06 per unit for gross proceeds of Cdn$259,000. Each unit consists of one share of common stock and one share purchase warrant, with each warrant exercisable for a period of five years at an exercise price of Cdn$0.08. We also issued 323,750 common shares to finders of this private placement.

During the year end December 31, 2009, the holders of the Series C, D, E, F, G and H notes payable exchanged the principal amount for an aggregate issuance of 19,250,280 Series C convertible preferred shares and the accrued interest was forgiven. As a result, we recorded a gain of $2,334,841 in fiscal 2009. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was written off during the year ending December 31, 2009. At December 31, 2010, an amount of $6,773,984 attributable to these Series C convertible preferred shares is recorded on the balance sheet (December 31, 2009: 6,410,657).

On March 4, 2011, we issued a secured non-convertible debenture in the amount of $580,000. We used $425,000 of the debenture proceeds to finance the acquisition of Tagline Communications Inc., as described under the heading “Business — Corporate Developments”. We used $115,000 of the proceeds to settle a debt with a secured creditor. The remaining $40,000 will be used for general working capital.  The debenture is repayable on July 1, 2011 and bears interest at the rate of 12% per annum. In the event of default under the debenture, the interest rate becomes 20% per annum. The debenture is secured by way of a charge over all of our present and after-acquired property and assets. We issued 1,500,000 common shares as additional consideration for the debenture financing.

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

Operating Activities

Our operating activities resulted in net cash outflows of $614,606 and $1,348,971 for the fiscal years ended December 31, 2010 and 2009 respectively. The operating cash outflows for the year resulted from the general and administrative costs associated with maintaining our regulatory filing requirements. As well, fiscal 2010’s operating cash outflows include professional fees relating to our recent financial restructuring activities. The decrease in outflows relative to the prior year is a result of the significant reduction in sales and marketing, as well as research and development activities, as we completes our financial restructuring.

Investing Activities

The investing activities in fiscal 2010 and 2009 were limited due to our cash conservation plans. Investing activities resulted in net cash outflows of $nil for the fiscal year ended December 31, 2010. Investing activities resulted in net cash outflows of $21,483 for the fiscal year ended December 31, 2009. These outflows were used to purchase to purchase property and equipment. At December 31, 2010, we did not have any material commitments for future capital expenditures.

Financing Activities

Financing activities resulted in net cash inflows of $378,011 for the fiscal year ended December 31, 2010. During the fiscal year ended 2010, we received net proceeds of $188,131 from the issuance of common stock, $314,242 from the issuance of a secured convertible debenture, $68,358 from demand promissory notes and repaid $192,720 in demand promissory notes.

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

Debt Obligations

As at December 31, 2010, we had $2,053,342 in debt obligations and accrued interest with maturity dates as follows:

	Amount outstanding	Amount outstanding	Maturity
	as at December 31,	as at December 31,	Date
	2010	2009
Demand promissory note	$1,681,672	$1,630,046	On demand
Series I notes payable	134,630	115,992	On demand
Convertible debentures	237,040	-	Various dates from July 6 to August 27, 2011
	$2,053,342	$1,746,038

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

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended December 31, 2011. Management projects that we may require an additional $1 million to fund our ongoing operating expenses and working capital requirements for the next twelve months. However, if conditions change outside of management's expectations, we will need to raise additional capital. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt.

We have implemented cost reductions and expect to keep our operating costs to a minimum until cash is available through financing or operating activities. Based on current projections, we anticipate revenues from telecommunications providers in 2011 to be generated through continued acquisitions.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended December 31, 2010, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Voice Mobility International, Inc.

We have audited the accompanying consolidated balance sheet of Voice Mobility International, Inc. (the “Company”) as at December 31, 2010 and December 31, 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported significant losses from operations and requires additional funds to meet its obligations and fund the costs of its ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 8, 2011

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	As at December 31
	2010	2009

ASSETS
Current
Cash	$431	$252,260
Accounts receivable	23,039	18,861
Other receivables	-	3,701
Prepaid expenses	-	14,430
Total current assets	23,470	289,252

Equipment	10,221	25,057
Total assets	$33,691	$314,309

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	$245,388	$237,140
Accrued liabilities	125,000	177,251
Convertible debentures	237,040	-
Demand promissory notes	1,681,672	1,630,046
Notes payable	134,630	115,992
Total current liabilities	2,423,730	2,160,429

Mezzanine Equity
Series C Convertible preferred stock	6,773,984	6,410,657

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000 67,271,845 outstanding [2009 - 62,631,428]	67,272	62,631
Preferred stock, $0.001 par value, authorized 1,000,000 Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	43,648,249	43,054,660
Obligation to issue shares	-	57,088
Accumulated deficit	(50,761,492)	(49,783,268)
Other accumulated comprehensive loss	(2,118,053)	(1,647,889)
Total stockholders' deficit	(9,164,023)	(8,256,777)
Total liabilities and stockholders' deficit	$33,691	$314,309

The accompanying notes are an integral part of these financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	For the year ended
	December 31
	2010	2009

Sales	$97,107	$971,768
Cost of sales	-	474,767
Gross profit	97,107	497,001

Operating expenses
Sales and marketing	9,553	882,262
Research and development	13,906	320,760
General and administrative	846,282	856,149
Interest	205,590	387,290
	1,075,331	2,446,461

Gain on exchange agreement	-	2,334,841
Net income (loss)	$(978,224)	$385,381

Weighted average shares outstanding – basic and diluted	66,297,638	59,937,935

Basic and diluted (loss) income per share	$(0.01)	$0.01

The accompanying notes are an integral part of these financial statements.

Voice Mobility International, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Expressed in U.S. dollars)
For the year ended December 31,

	Mezzanine Equity		Stockholders’ Deficiency
	Preferred Stock Series C		Common Stock			Preferred Stock Series A		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total
	Number of Shares #	Amount	Number of Shares #	Amount	Obligation Amount	Number of Shares #	Amount
Balance, December 31, 2008	-	$-	57,142,571	$57,143	$-	1	$1	$42,505,526	$(50,168,649)	$(499,390)	$(8,105,369)
Common shares issued pursuant to private placement			5,488,857	5,488	-	-	-	416,627	-	-	422,115
Preferred stock issued pursuant to Exchange Agreement	19,250,280	5,793,294	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	132,507	-	-	132,507
Obligation to issue shares	-	-	-	-	57,088	-	-	-	-	-	57,088
Components of comprehensive income/(loss):
Net income	-	-	-	-	-	-	-	-	385,381	-	385,381
Foreign exchange gain/(loss) on Series C Preferred Shares	-	617,363	-	-	-	-	-	-	-	(617,363)	(617,363)
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	(531.136)	(531,136)
Balance, December 31, 2009	19,250,280	6,410,657	62,631,428	62,631	57,088	1	1	43,054,660	(49,783,268)	(1,647,889)	(8,256,777)
Stock based compensation	-	-	-	-	-	-	-	183,077	-	-	183,077
Net loss for the period	-	-	-	-	-	-	-	-	(978,224)	-	(978,224)
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(106,837)	(106,837)
Foreign for the period exchange G/L on Series C Preferred Shares		363,327	-	-	-	-	-	-	-	(363,327)	(363,327)
Share issuance	-	-	4,316,667	4,317	(57,088)			240,902		-	188,131
Finders’ fee - share issuance	-	-	323,750	324	-	-	-	(324)	-	-	-
Fair value of equity component on secured convertible debentures	-	-	-	-	-	-	-	169,934	-	-	169,934
Balance, December 31, 2010	19,250,280	$6,773,984	67,271,845	$67,272	$-	1	$1	$43,648,249	$(50,761,492)	$(2,118,053)	$(9,164,023)

The accompanying notes are an integral part of these financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

		Year ended December 31
		2010	2009

OPERATING ACTIVITIES
Net income (loss)		$(978,224)	$385,381
Non-cash items included in net loss
Amortization of equipment		14,009	10,888
Amortization of deferred finance costs		-	88,053
Non-cash interest expense		205,590	11,843
Stock based compensation		183,077	120,664
Gain on exchange agreement		-	(2,334,841)
Net change in operating assets and liabilities:
Accounts and other receivables		(477)	206,937
Prepaid expenses		14,430	11,683
Inventory		-	64,780
Accounts payable and accrued liabilities		(53,011)	80,817
Accrued interest on promissory notes		-	4,824
Cash used in operating activities		(614,606)	(1,348,971)

INVESTING ACTIVITIES
Purchase of equipment		-	(21,483)
Cash used in investing activities		-	(21,483)

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of share issue costs		188,131	479,203
Proceeds from secured convertible debentures		314,242	-
Proceeds on demand promissory notes payable		68,358	1,002,789
Repayment of demand promissory notes payable		(192,720)	(99,905)
Proceeds from Series I promissory notes		-	114,117
Cash provided by financing activities		378,011	1,496,264

Effect of change in foreign exchange rate on cash		(15,234)	51,671

Increase (decrease) in cash for the year		(251,829)	177,481
Cash, beginning		252,260	74,779
Cash, ending		$431	$252,260

Supplemental cash flow information
Cash paid for:
Interest	$		$65,751
Income tax		$-	$-

The accompanying notes are an integral part of these financial statements.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2010

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Voice Mobility International, Inc. (the "Company") is a Nevada corporation engaged in the sales and marketing of enhanced messaging software systems. On January 31, 2011, the Company closed a 10 year license agreement with Applied Voice & Speech Technologies, Inc. (“AVST”), whereby AVST obtained the exclusive use of the Company’s technology, including all intellectual and physical assets relating thereto (Note 11).

On March 4, 2011, the Company completed the purchase of all of the assets of Tagline Communications Inc. (“Tagline”) for consideration of Cdn$425,000 and the issuance of 1,000,000 common shares. Tagline has a unified communications platform with customers throughout North America. Tagline offers a number of telecom services (Note 11).

Basis of Presentation

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses from operations since inception and has a total shareholders' deficit of $9,164,023 and working capital deficiency of $2,400,260 at December 31, 2010. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed if the Company continues to incur losses. These factors raise substantial doubt about the ability of the Company to continue operation as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and costs of operations, and ultimately on generating profitable operations from its business. Management intends to continue to raise funds as needed by way of debenture financings (Note 11).

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Voice Mobility Inc. (“VMI”), Voice Mobility (US), Inc., Voice Mobility Canada Limited and VM Sub Limited. All intercompany balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Revenue recognition

Revenues are derived from sales of software licenses. Software revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection is reasonably assured. Fees are considered fixed or determinable if the contracts are similar to others for which the Company has a standard business practice and a history of successful collection under the original payment terms. Revenues from consulting and maintenance are recognized ratably over the term of the arrangement, generally one year, and revenues from training are generally recognized as the services are performed.

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

Fair Value of Financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, other receivables, account payable, amounts due to related parties, convertible debt, demand promissory notes and notes payable approximate their carrying value due to their short-term nature.

Equipment

Equipment is recorded at cost. Amortization is provided using the straight-line method over the assets estimated useful lives as follows: Computer equipment 3 years.

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

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

3. EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
2010
Computer equipment	$3,006,311	$2,996,090	$10,221
2009
Computer equipment	$3,002,081	$2,977,024	$25,057

4. ECONOMIC DEPENDENCE

Sales to one customer comprised 100% of revenue (2009 – two customers comprised 65% of revenue).

5. DEMAND PROMISSORY NOTES

	December 31,	December 31,
	2010	2009
Principal	$1,575,964	$1,622,265
Accrued interest	105,708	7,781
Total demand promissory notes	$1,681,672	$1,630,046

The demand promissory notes bear interest at prime plus 4% per annum, due on demand and are repayable in Canadian dollars. At December 31, 2010, an amount of $1,573,988 is due to former directors of the Company or to companies controlled by former directors (2009 - $770,695). The amount is secured by way of a general security agreement (“GSA”) over the assets of the Company. During the year ended December 31, 2010, a $200,000 demand promissory note was repaid and two demand promissory notes totaling $62,500 were issued.

6. NOTES PAYABLE

	December 31,	December 31,
	2010	2009
Principal	$120,648	$114,177
Accrued interest	13,982	1,815
Total demand promissory notes	$134,630	$115,992

During the year ended December 31, 2009, the Company completed a notes payable unit financing for gross proceeds of $114,177. Each unit consists of a promissory note and one common share purchase warrant for each $1.00 of the principal amount. The promissory notes bear interest at 10%, per annum, are unsecured, due on demand and are denominated in Canadian dollars. Each share purchase warrant will entitle the holder to purchase one common share of the Company at the price of Cdn$0.25 per share until expiry on November 5, 2012. The fair value of the 120,000 warrants issued was $11,843.

7. CONVERTIBLE DEBENTURES

During the year ended December 31, 2010, the Company issued secured convertible debentures for gross proceeds of $314,242. A $169,934 discount on the debt was recorded due to the beneficial conversion features provided. These secured convertible debentures have an effective interest rate of 141%, are secured by means of a GSA over the Company’s assets, and are repayable one year from the date of issuance. The Company has the right to prepay all or any part of the secured convertible debentures at anytime without penalty.

At any time until the maturity, the principal amount of the secured convertible debentures may be converted into a conversion unit at the option of the holder of the debenture, in whole or in part at conversion rate of Cdn$0.05. A conversion unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase an additional share of common stock at an exercise price of Cdn$0.10 for a period of two years from the date of conversion. At the time of conversion, the debenture holder may elect to have the accrued interest on these debentures converted into shares of common stock of the Company.

8. SHARE CAPITAL

[a]	Authorized

100,000,000 shares of common stock, par value $0.001 21,000,000 shares of preferred stock, par value $0.001

[b]	Mezzanine Equity

Series C Convertible Preferred Stock

On June 30, 2009, the Company entered into an exchange agreement with VMI., a wholly-owned operating subsidiary of the Company and the holders of the Series C, D, E, F, G and H notes payable with aggregate principal amounts of Cdn $6,737,601. On the closing date, the holders exchanged the principal amount underlying the notes payable for an aggregate issuance of 19,250,280 Series C convertible preferred shares of the Company at a price of Cdn$0.35 per preferred share. All accrued interest on the notes payable was forgiven as of June 30, 2009. As a result, the Company recorded a gain on settlement of debt of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was written off during the year ending December 31, 2009. VMI has agreed to secure the potential redemption or retraction amount that may be payable by the Company to the holders of the convertible preferred shares upon the redemption or retraction of such shares. On June 30, 2009, VMI entered into a GSA whereby it agreed to grant a fixed security interest in favor of the holders in all personal property held and a floating charge against all real and personal property held or later acquired by VMI.

The Series C convertible preferred shares are convertible into common shares on a one for one basis, retractable by the holder following the ten year anniversary from the date of grant at Cdn$0.35 per share and they are redeemable by the Company at any time upon 30 days notice at Cdn$0.35 per share, subject to adjustment for certain corporate alterations such as stock splits and consolidations. The Series C convertible preferred shares are non-voting and not entitled to dividends.

[b] Common Stock

On February 24, 2010, the Company issued 4,316,667 units at Cdn$0.06 per unit for gross proceeds of Cdn$259,000. Each unit consists of one common share and one share purchase warrant, with each warrant exercisable for a period of five years at an exercise price of Cdn$0.08. The Company also issued 323,750 common shares to finders of this private placement.

On June 8, 2009, the Company issued 5,000,000 units at Cdn$0.10 per unit for gross proceeds of Cdn$500,000. Each unit consists of one common stock and one share purchase warrant, with each warrant exercisable for a period of three years at an exercise price of Cdn$0.20 per share. The Company also issued 446,000 units as a financing fee and issued 42,857 common shares in finders’ fees.

[c] Stock options

The stock option plan authorizes an aggregate amount of 12,000,000 common shares to be issued pursuant to the exercise of stock options. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted generally vest based on 3 years of continuous service and have 5-year contractual terms.

The following is a summary of the Company’s stock option activity:
Options Outstanding
Balance, December 31, 2008	7,733,585
Options expired and cancelled	(3,144,694)
Balance, December 31, 2009	4,588,891
Options expired and cancelled	(3,709,307)
Options granted	3,000,000
Balance, December 31, 2010	3,879,584

The weighted average exercise price and weighted average life of the options at December 31, 2010 are $0.16 and 4.09 years, respectively.

Total stock-based compensation for the year ended December 31, 2010 includes employees of $142,510 (2009 -$120,664) reported in the statement of operations using the following assumptions:

Expected life of employee stock options (in years)	5
Volatility	132%
Risk-free interest rate	1.25%
Dividend yields	0%

[d] Warrants

The following summarizes the common stock warrant activity:
Number of Common Shares Issuable
Balance, December 31, 2008	3,465,500
Expired	(3,465,000)
Issued	5,446,000
Issued	120,000
Total warrants outstanding December 31, 2009	5,566,000
Issued	4,316,667
Total warrants outstanding December 31, 2010	9,882,667

The following summarizes the common stock warrants outstanding as at December 31, 2010:
	Number of	Weighted Average		Remaining
	Common	Exercise Price		contractual
Issue Date	Shares Issuable	(Cdn$)	Expiry Date	life
Class B - June 8, 2009	5,446,000		June 7, 2012
Class C - November 4, 2009	120,000		November 3, 2012
Class D - February 10, 2010	4,316,667		February 4, 2015
Balance, December 31, 2010	9,882,667	$0.15		2.69

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

9. INCOME TAX

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

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The Company is also subject to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expenses as of December 31 is as follows:

	2010	2009
Statutory income tax rate	35%	35%
Net income (loss)	$(978,224)	$385,381
Expected in tax recovery at statutory income tax rates	$(342,378)	$134,883
Higher effective tax rate of Canadian subsidiary	(98,639)	(165,650)
Change in valuation allowance	(470,208)	(904,829)
Change in tax rate applied in valuation allowance	(53,113)	9,552
Imputed interest	56,777	73,303
Expiration of loss carry forwards	767,028	805,382
Non-deductible expenses and other	140,534	47,358
Income tax expense	$-	$-

Deferred tax assets reflect the effects of tax losses, credits and the future income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using enacted tax rates that apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not sufficiently likely. to occur.

Significant components of the Company's deferred tax assets as of December 31 are as follows:
	2010	2009
Deferred potential income tax assets
Net operating loss carry forwards	$1,940,526	$1,767,781
Non-capital loss carry forwards	2,387,377	2,840,232
Equipment	1,230,870	1,227,374
Unrealized foreign exchange	-	216,077
Other	35,639	4,600
	5,594,411	6,056,064
Valuation allowance	(5,594,411)	(6,056,064)
	$-	$-

The non-capital and net operating loss carry forwards expire as follows:

Canada
2014	$2,655,634
2016	1,785,913
2026	1,706,040
2027	1,801,399
2029	1,068,274
2030	532,247
Total Canada	$9,549,507
U.S.
2020	$2,178,194
2021	2,338,944
2022	258,969
2024	292,971
2028	194,651
2029	280,631
Total U.S.	$5,544,360
Grand Total	$15,093,867

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

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company incurred $68,528 in consulting fees to a company controlled by a director and officer of the Company. At December 31, 2010 a liability of $8,445 remains outstanding with respect to these fees and is included as part of accounts payable.

During the year ended December 31, 2010, the Company obtained advances from companies with former directors in common; a balance outstanding of $20,519 exists as at December 31, 2010 and is included as part of accounts payable. These advances are unsecured, non-interest bearing and are due on demand.

During the year ended December 31, 2009, the Company obtained loans from a company owned by a shareholder, a company controlled by a shareholder, and directors and a shareholder of the company for a total of $320,381 (Cdn$336,000). The Company recorded $428 (Cdn$441) in interest expense with respect to these loans. As at December 31, 2009, $257,030 of principal plus accrued interest remains outstanding.

In March 2009, the Company obtained a loan from a former director in the amount of $118,934 (Cdn$125,000). As of December 31, 2009, $6,798 (Cdn$7,145) is outstanding.

During the year end December 31, 2009, the holders, former directors of the Company, of the Series C, D, E, F, G and H notes payable exchanged the principal amount for an aggregate issuance of 19,250,280 Series C convertible preferred shares and the accrued interest was forgiven (See Note 7). As a result, the Company recorded a gain of $2,334,841. In addition to eliminating the Series C, D, E, F, G and H notes payable, the remaining balance of the deferred financing costs related to the Series C and D notes payable was written off during the year ending December 31, 2009.

11. SUBSEQUENT EVENTS

On January 31, 2011, the Company closed a 10 year license agreement with AVST. AVST obtained the exclusive use of our technology and physical assets relating to the technology, in exchange for AVST issuing 4.5% of its outstanding equity in the form of preferred shares. AVST is also required to issue a 1% equity share to the Company upon the five year anniversary of the agreement.

AVST also has the right to purchase the technology and the Company has the right to sell the technology for the issuance of an additional 1% equity share of AVST and an additional 2.25% equity share subject to revenue milestones and 2.25% equity share subject to the execution of long-term distribution agreements by AVST. Assuming all of the performance conditions are met and AVST purchases the technology, the overall consideration for the transaction is equal to 10% of the issued and outstanding shares of AVST.

On March 1, 2011, the Company issued a secured debenture in the amount of Cdn$580,000. The debenture is secured by a GSA, bears interest at 12% per annum and matures on July 1, 2011. If the Company completes a financing or a series of financings in an amount of not less than Cdn$700,000, then the maturity date of the debenture is accelerated to no later than 5 business days following the completion of the financing. As consideration for the debenture financing, the Company issued 1,500,000 shares.

On March 4, 2011, the Company completed the purchase of Tagline Communications Inc. (“Tagline”). In consideration of Cdn$425,000and issued 1,000,000 common shares. The Assets consist of a unified communications platform with customers throughout North America. Tagline offers the following services either individually or as a service bundle: 1-800 numbers, voice recognition, fax to email, auto attendant, web based telephony, and conferencing functionality.

Subsequent to year end, the Company issued 875,000 common shares at a price of Cdn$0.10 per common share as settlement of Cdn$87,000 in debt obligations.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2010. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.

Based on this evaluation, these officers concluded that, as of as of December 31, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision and with the participation of our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, we determined that there were control deficiencies that constituted material weaknesses some of which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment;

(2)

insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission; and

(3)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. Further, these deficiencies resulted in our failure to file our Annual Report on Form 10-K for the year ended December 31, 2009 and our Interim Report on Form 10-Q for the three month period ended March 31, 2010 on time. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Controls

There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jay Hutton(1)	Chief Executive Officer and Director	45	May 12, 2010
Aron Buchman(1)	Director	40	July 6, 2010
Sean O’Mahony(1)	Director	52	September 29, 2010

(1) Members of our Audit Committee and our Corporate Governance Committee

Business Experience

Jay Hutton – Chief Executive Officer and Director

Mr. Hutton is the President of Arrowstone Ventures Ltd. and a partner in HGH Capital Partnership. He is also the President of Telemerx Systems Inc., a business involved in electronic payments and workflow management solutions. His business experience includes re-structuring and business planning for new and emerging businesses. His previous engagements have included strategic planning for technology companies as well as structuring a large limited partnership for a real estate development. He served as both President and CEO of Voice Mobility International, Inc. in the past and was on the Board of Directors until May of 2007

We believe Mr. Hutton is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

Aron Buchman – Director

Aron Buchman has been focused on driving long-lasting financial and operational success for both global corporations and start-ups over the last 10 years. Mr. Buchman's work in the IT and Telecommunications industry has generated senior industry relationships, enabling him to provide solid advice on strategic issues shaping global adoption within emerging technology trends.

Mr. Buchman has experience in raising venture and public market capital, due diligence of start-up and mature investment portfolio additions, the introduction of angel investment opportunities and establishing public market retail and institutional support.

Mr. Buchman has been extensively involved in application development and defining strategic commercialization and change management. Mr. Buchman has developed and managed deals with Multinational Channel Partners including IBM, Microsoft, Oracle, and industry leading SAP systems integration providers as well as the banking, payroll and business analytics sectors.

We believe Mr. Buchman is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

Sean O’Mahony – Director

Mr. O’Mahony has extensive international management and operational experience. He is currently the principal of Lux Holding Inc., through which he provides due diligence services to potential investors in wireless/mobile-related startups, advises companies with sales and marketing strategies, and advises clients during M&A transactions. From 2007 to 2008, Mr. O’Mahony was CEO of Cubic Telecom, a company that developed a GSM roaming product under the brand name MaxRoam. From 2006 to 2007, he was engaged as a consultant by Sequoia funded JAJAH to assist with the introduction of a mobile phone product. In 2001, Mr. O’Mahony founded FatPort Corporation and served as their CEO until 2004. FatPort Corporation was the first “greenfield” public Wi-Fi operator (WISP) in Canada.

We believe Mr. O’Mahony is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from previously working for our company as described above, in addition to his education and business experiences as described above.

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

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Jay Hutton does not meet the definition of “independent” as a result of his position as an executive officer. We have determined that Aron Buchman and Sean O’Mahony meet the definition of “independent” and have no material relationship with our company that would reasonably be expected to affect their independent judgment.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that other than as disclosed below, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jay Hutton	1	1	0
Aron Buchman	1	1	0
Sean O’Mahony	1	1	0

Code of Ethics

Effective February 11, 2004, our board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our Chief Executive Officer (being our principal executive officer, principal financial officer, and principal accounting officer) as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Ethics and Business Conduct requires, among other things, that all of our personnel shall be accorded full access to our Chief Executive Officer or Audit Committee with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our personnel are to be accorded full access to our Audit Committee if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by the Chief Executive Officer.

We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Voice Mobility International, Inc., 107 - 645 Fort Street, Victoria, British Columbia, Canada, 8W 1G2 or via email to investors@voicemobility.com.

Nomination Procedures For Appointment of Directors

As of March 31, 2011, we did not effect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors that were otherwise disclosed in our proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 23, 2008.

Audit Committee

We have a standing Audit Committee which currently consists of Sean O’Mahony, Jay Hutton, and Aron Buchman. Sean O’Mahony and Aron Buchman are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) and National Instrument 52-110 – Audit Committee (“NI 52-110”), adopted by various Canadian securities commissions. Jay Hutton is not independent as he is also our Chief Executive Officer. Each of the members of the Audit Committee is financially literate as defined in NI 52-110. For a description of each member’s education and experience, see the section of this Annual Report entitled “Business Experience”. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the Audit Committee on April 26, 2002 and was formed in February, 2000, a copy of which is filed with this Annual Report.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is Sean O’Mahony.

Item 11.  Executive Compensation.

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended December 31, 2010, who we will collectively refer to as our named executive officers, of our company for the years ended December 31, 2010 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)(2)	Total ($)
Jay Hutton Chief Executive Officer (2)	2010 2009	$68,528 N/A	Nil N/A	Nil N/A	$55,220 N/A	Nil N/A	Nil N/A	Nil N/A	$123,748 N/A
William Krebs, Former Interim Chief Executive Officer (3)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Reflects the grant date fair value calculated in accordance with FAS 123(R). See "Notes to Financial Statement – Summary of Significant Accounting Policies – Stock Based Compensation" for a discussion of the relevant assumptions used in calculating the grant date fair value pursuant to FAS 123(R).

(2)	Jay Hutton was appointed as Chief Executive Officer on July 6, 2010.

(2)	William Krebs resigned as interim Chief Executive Officer on July 6, 2010.

Compensation Discussion and Analysis

The compensation committee of our board of directors determines compensation for our Chief Executive Officer, reviews and makes recommendations regarding compensation of executive officers, and supervises the administration of our equity plans for executives and all employees. As at December 31, 2010, the committee was composed of two independent directors, Sean O’Mahony and Aron Buchman and one non-independent director, Jay Hutton.

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

3.	management compensation programs including, stock option plans, incentive plans, and perquisites; and

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

Base Salary. Due to our financial condition, we do not currently pay our Chief Executive Officer a salary. Once our financial condition improves, we anticipate that we will target executives’ base salaries according to salary surveys. In determining each executive officer's base salary, the compensation committee takes into account competitive market data for similar positions at high-technology companies, individual responsibilities and performance, and internal equity within our company.

Stock Options. Our equity incentives have been in the form of stock options. Stock options are issued at an exercise price of fair market value on the date of grant.

CEO Compensation

Following the resignation of Randy Buchamer as Chief Executive Officer, acting Chief Financial Officer and director on October 13, 2009, William Krebs, a director of our company and member of the audit committee, has agreed to act on an interim basis to carry out the functions as Chief Executive Officer of our company until a qualified person is located and appointed to fill these positions. On July 6, 2010, Mr. Krebs resigned as our interim chief executive officer and Jay Hutton was appointed as Chief Executive Officer.

Stock Option Grants in 2010 to Named Executive Officers

On November 12, 2010, we entered into stock option agreements with Jay Hutton, whereby we granted Mr. Hutton stock options to purchase 1,000,000 of our common shares at a price of $0.10 until November 12, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes equity awards granted to our named executive officers that were outstanding as of December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Jay Hutton	1,000,000	nil	nil	$0.10	November 12, 2015	nil	nil	nil	nil
William Krebs	nil	nil	nil	nil	nil	nil	nil	nil	nil

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Compensation of our Directors

Our non-employee directors are granted incentive stock options. Employee directors are granted incentive stock options based on their individual employment agreements.

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Qualified Deferred Compensation Earnings ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Aron Buchman	nil	nil	$55,220	nil	nil	nil	$55,220
Sean O’Mahony	nil	nil	$55,220	nil	nil	nil	$55,220
William Krebs	nil	nil	nil	nil	nil	nil	nil
William H. Laird	nil	nil	nil	nil	nil	nil	nil

On November 12, 2010, we entered into stock option agreements with Aron Buchman and Sean O’Mahony, whereby we granted each of these individuals stock options to purchase 1,000,000 of our common shares at a price of $0.10 until November 12, 2015.

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

We do not have any employment agreements with our named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. As of March 31, 2011, we had 71,279,722common shares issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jay Hutton c/o 107 – 645 Fort Street Victoria, BC V8W 1G2	1,000,000(2)	0.7%
Aron Buchman c/o 107 – 645 Fort Street Victoria, BC V8W 1G2	1,000,000(2)	0.7%
Sean O’Mahony c/o 107 – 645 Fort Street Victoria, BC V8W 1G2	1,000,000(2)	0.7%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Executive Officers as a Group(3 persons)	3,000,000	2.1%
Alan G. Smith 4430 Haggart Street Vancouver, BC Canada V6L 2H3	5,561,000	7.8%

(1)

Based on 71,279,722 shares of common stock issued and outstanding as of April 7, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities, including those securities convertible or exercisable within 60 days. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Consists of 1,000,000 stock options exercisable at $0.10 per common share until November 12, 2015.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than as described under the heading "Executive Compensation", no director, executive officer, principal stockholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transactions, during the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Corporate Governance

We currently act with three directors, consisting of Jay Hutton, Aron Buchman and Sean O’Mahony. We have determined that Aron Buchman and Sean O’Mahony are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15) and Jay Hutton is not.

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

Audit Committee

Our Audit Committee consists of Jay Hutton, Aron Buchman and Sean O’Mahony, of whom Aron Buchman and Sean O’Mahony are non-employee directors of our Company and are independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The Audit Committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered chartered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The Audit Committee of the board of directors was formed in February 2000 and adopted its charter on April 26, 2002.

Governance Committee

The Governance Committee currently consists of Jay Hutton, Aron Buchman and Sean O’Mahony, of whom Aron Buchman and Sean O’Mahony are non-employee directors of our Company and are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) The Governance Committee monitors the effectiveness of senior management and the Governance Committee of the Board identifies and reports on candidates to be nominated to the Board

Transactions with Independent Directors

Other than as set out below none of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2010 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

On November 12, 2010, we entered into stock option agreements with Aron Buchman and Sean O’Mahony, whereby we granted each of these individuals stock options to purchase 1,000,000 of our common shares at a price of $0.10 until November 12, 2015.

Item 14. Principal Accounting Fees and Services.

Dale Matheson Carr-Hilton Labonte LLP provided audit and other services during the years ended December 31, 2010 and 2009 as follows:

	2010	2009
Audit Fees	$35,000	$50,500
Audit Related Fees	-	-
Tax Fees	$5,000	7,500
All Other Fees	-	-
Total Fees	$40,000	$58,000

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. This category includes are fees that were not included in audit fees that are billed by our auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. There were no audit related fees paid to our independent registered public accounting firm.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. This category includes the fees billed by our auditor for products and services not included in the foregoing categories. There were no other fees paid to our independent registered public accounting firm.

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

The Audit Committee has considered the nature and amount of the fees billed by Dale Matheson Carr-Hilton Labonte LLP and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte LLP’s independence.

Item 15.  Exhibits, Financial Statement Schedules.

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number/Description

Exhibit
Number	Description

3.1	Articles of Incorporation, dated October 1, 1997 (1)

3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)

3.6	Amended and Restated Bylaws (2)

4.1	Common Stock Certificate (1)

4.2	Form of Warrant (1)

4.3	Certificate of Designation of Series A Preferred Stock (1)

4.4	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)

4.5	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)

10.1	Amended and Restated 1999 Stock Option Plan (4)

10.2	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer (5)

10.3	License Agreement dated January 31, 2011 by and among Voice Mobility International, Inc, Voice Mobility Inc., and Applied Voice & Speech Technologies, Inc. (6)

10.4	Asset Purchase Agreement between Voice Mobility International, Inc. and Tagline Communications Inc. (7)

10.5	Form of Debenture (7)

14.1	Code of Ethics. (8)

21.1	Subsidiaries of our company

Voice Mobility Inc. (Canadian Corporation)
Voice Mobility Canada Limited (Canadian Corporation)
VM Sub Limited (Canadian Corporation)
Voice Mobility (US) Inc. (Nevada corporation)

31*	Section 302 Certification of Jay Hutton

32*	Section 906 Certification of Jay Hutton

99.1	Audit Committee Charter (9)

* Filed herewith.

(1) Incorporated by reference from our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.
(2) Incorporated by reference from our Definitive Schedule 14A as filed on May 19, 2000.
(3) Incorporated by reference from our Form 10-KSB, as filed on April 11, 2001.
(4) Incorporated by reference from our Form 10-K, as filed on April 1, 2002.
(5) Incorporated by reference from our Form 10-Q, as filed on November 20, 2010
(6) Incorporated by reference from our Form 8-K, as filed on February 4, 2011.
(7) Incorporated by reference from our Form 8-K, as filed on March 11, 2011.
(8) Incorporated by reference from our Form SB-2, as filed on October 20, 2005.
(9) Incorporated by reference from our Form 10-K, as filed on July 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/Jay Hutton
Jay Hutton
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Date: April 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Jay Hutton
Jay Hutton
Chief Executive Officer and Director
Date: April 13, 2011

By: /s/Aron Buchman
Aron Buchman
Director
Date: April 13, 2011

By: /s/Sean O’Mahony
Sean O’Mahony
Director
Date: April 13, 2011