Form 10-Q
period 2011-03-31
VOICE MOBILITY INTERNATIONAL INC
filed 2011-05-23
CIK 1094816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  [   ]   No  [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

71,712,640 common shares issued and outstanding as at May 15, 2011

VOICE MOBILITY INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Voice Mobility International, Inc.

CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Current
Cash	$508	$431
Accounts receivable	16,103	23,039
Total current assets	16,611	23,470

Investment in AVST	1	-
Tagline license	475,000	-
Equipment	8,421	10,221
Total assets	$500,033	$33,691

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable	$269,703	$245,388
Accrued liabilities	35,000	125,000
Convertible debentures	250,098	237,040
Demand promissory notes	1,642,829	1,681,672
Debentures	602,314	-
Notes payable	140,835	134,630
Total current liabilities	2,940,780	2,423,730

Mezzanine Equity
Series C Convertible preferred stock	6,952,242	6,773,984

Stockholders' deficiency
Common stock, $0.001 par value, authorized 100,000,000 67,271,845 outstanding [2009 - 62,631,428]	71,280	67,272
Preferred stock, $0.001 par value, authorized 1,000,000 Series A Preferred stock, 1 outstanding	1	1
Additional paid-in capital	43,844,634	43,648,249
Accumulated deficit	(50,947,812)	(50,761,492)
Other accumulated comprehensive loss	(2,361,091)	(2,118,053)
Total stockholders' deficiency	(9,392,988)	(9,164,023)
Total liabilities and stockholders' deficiency	$500,033	$33,691

The accompanying notes are an integral part of these financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

	For the three months ended
	March 31
	2011	2010

Sales	$52,432	$9,020
Cost of sales	13,026	-
Gross profit	39,406	9,020

Operating expenses
Sales and marketing	-	3,948
Research and development	-	2,412
General and administrative	122,118	240,402
Interest	148,551	26,009
	270,670	272,771
Other items
Gain on settlement of debt	(44,943)	-

Net loss	(186,320)	(263,752)

Foreign exchange loss	243,971	61,997
Total comprehensive loss	$(430,291)	$(325,749)

Weighted average shares outstanding – basic and diluted	69,677,122	64,843,650

Basic and diluted loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Voice Mobility International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Three months ended March 31
	2011	2010

OPERATING ACTIVITIES
Net loss	$(186,320)	$(263,752)
Non-cash items included in net loss
Depreciation of equipment	1,799	3,622
Gain on settlement of debt	42,273
Non-cash interest expense	148,835	-
Stock based compensation	-	10,388
Net change in operating assets and liabilities	(58,749)	(58,272)
Cash used in operating activities	(52,162)	(308,014)

INVESTING ACTIVITIES
Purchase of Tagline	(425,000)	-
Cash used in investing activities	(425,000)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of share issue costs	-	188,130
Proceeds from secured debentures	586,612	-
Proceeds on demand promissory notes payable	-	59,598
Repayment of demand promissory notes payable	(115,000)	(190,295)
Cash provided by financing activities	471,612	57,433

Effect of foreign exchange	5,627	-

Increase/(decrease) in cash for the period	77	(250,581)
Cash, beginning of period	431	252,260
Cash, end of period	$508	$1,679

The accompanying notes are an integral part of these financial statements.

VOICE MOBILITY INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2011 (Unaudited)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Voice Mobility International, Inc. (the "Company") is a Nevada corporation engaged in the sales and marketing of enhanced messaging software systems. On January 31, 2011, the Company entered into a 10 year license agreement with Applied Voice & Speech Technologies, Inc. (“AVST”), whereby AVST obtained the exclusive use of the Company’s technology, including all intellectual and physical assets relating thereto. (See Note 11)

On March 3, 2011, the Company completed the purchase the business and certain assets of Tagline Communications Inc. (“Tagline”) for consideration of Cdn$425,000 and the issuance of 1,000,000 common shares. Tagline has a unified communications platform with customers throughout North America (See Note 2). Tagline offers a number of telecom services.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2. TAGLINE ACQUISITION

On March 3, 2011, the Company acquired completed the purchase of the business and certain assets of Tagline for consideration of $425,000 and the issuance of 1,000,000 common shares with a fair value of $50,000.

The assets purchased include:

(a)	all customer lists, files, data and information relating to customers in the possession of Tagline;
(b)	all right, title and interest of the Tagline in, to the web-site, email domain, domain names and other property associated with the uniform resource locator at www.tagline.cc;
(c)	all right and interest of Tagline to all registered and unregistered trademarks, trade or brand names, copyrights, designs, restrictive covenants and other industrial or intellectual property;
(d)	prepaid expenses and
(e)	the right to use the name “Tagline” in connection to Tagline’s business.
(f)	All customer contracts and a supplier contract license

Tagline has a unified communications platform with customers throughout North America. Tagline offers a number of telecom services. The excess paid over identifiable assets of Tagline has initially been allocated to the supplier contract license and is being amortized over a 5 year period. The allocation of the purchase price may be subject to revision as more information becomes available regarding the fair values of the assets acquired.

3. ECONOMIC DEPENDENCE

Sales to two customers comprised 44% of revenue for the period ended March 31, 2011 (March 31, 2010 –one customer comprised 100% of revenue).

4. DEMAND PROMISSORY NOTES

	March 31,	December 31,
	2011	2010
Principal	$1,526,285	$1,575,964
Accrued interest	116,544	105,708
Total demand promissory notes	$1,642,829	$1,681,672

The demand promissory notes bear interest at prime plus 4% per annum, due on demand and are repayable in Canadian dollars. The amount is secured by way of a general security agreement (“GSA”) over the assets of the Company.

5. NOTES PAYABLE

	March 31,	December 31,
	2011	2010
Principal	$123,480	$120,648
Accrued interest	17,355	13,982
Total demand promissory notes	$140,835	$134,630

6. CONVERTIBLE DEBENTURES

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

7. DEBENTURES

During the three months ended March 31, 2011, the Company issued a secured debenture for proceeds of CDN$580,000. The debenture accrues interest at a rate of 12% per annum and is payable in Canadian funds. The debenture is secured by way of a General Security Agreement granting the holder of the debenture a security interest over all of the Company’s assets. The debenture matures on July 1, 2011; however should the Company complete a financing or a series of financings in the amount of not less than CDN$700,000, then the maturity date is accelerated and due within 5 days of the financing.

8. SHARE CAPITAL

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

Common Stock

On March 1, 2011, the Company issued a secured debenture in the amount of Cdn$580,000 (Note 7). As consideration for the debenture financing, the Company issued 1,500,000 common shares with a fair value of $75,000. The fair value of these shares has been expensed in the period as a cost of the debenture financing.

On March 3, 2011, the Company completed the purchase of Tagline business assets for consideration of Cdn$425,000 and the issuance of 1,000,000 common shares of the Company; having a fair value of $50,000. The fair value of these shares has been capitalized as a cost of the acquisition of Tagline (Note 3).

During the three months ended March 31, 2011, the Company issued 875,000 common shares at a price of Cdn$0.10 per common share as settlement of Cdn$87,000 in debt obligations.

[c] Stock options

As at March 31, 2011 and December 31, 2010, there are 3,879,584 options outstanding with a weighted average exercise price and weighted average life of $0.16 and 3.84 years, respectively.

[d] Warrants

As at March 31, 2011 and December 31, 2010, there are 3,879,584 options outstanding with a weighted average exercise price and weighted average life of $0.16 and 3.84 years, respectively.

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

10. RELATED PARTY TRANSACTIONS

During the period ended March 31, 2011, the Company incurred CDN$33,600 in consulting fees to a company controlled by a director and officer of the Company. At March 31, 2011 a liability of CDN$42,000 remains outstanding with respect to these fees and is included as part of accounts payable. The related party transactions are recorded at the exchange amount which is the amount of consideration paid or received as established and agreed to between the parties.

11. LICENSE AGREEMENT

On January 31, 2011, the Company entered a 10 year license agreement with AVST. AVST obtained the exclusive use of the Company’s technology and physical assets relating to the technology, in exchange for AVST issuing 2.3% of its outstanding equity in the form of preferred shares. AVST is also required to issue a 1% equity share to the Company upon the five year anniversary of the agreement.

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

The Company has recorded its initial investment in AVST at a nominal $1.

12. SUBSEQUENT EVENTS

Subsequent to the March 31, 2011, the convertible debentures together with the accrued interest thereon have been converted into common stock of the Company.

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

Corporate Developments

During the three month period ended March 31, 2011, we completed two transactions, which we believe should signal the end of expenses related to development and the beginning of us entering into the service provider marketplace. Going forward, we anticipate that we should strategically grow our service provider business by leveraging our expertise and know how to acquire smaller operators and aggregate them into a single operating company.

During the three month period ended March 31, 2011, we had nominal sales because of our financial condition and the strategic re-alignment of the company.

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

On March 4, 2011, we completed our purchase of all of the assets (the “Assets”) of Tagline Communications Inc. ( “Tagline”). In consideration of the purchase of the Assets, we paid $425,000 to Tagline and issued 1,000,000 of our common shares (the “Tagline Shares”) to Tagline at a deemed price of $0.05 per Tagline Share for total deemed consideration of $475,000. The Assets consist of a unified communications platform with customers throughout North America. Tagline offers the following services either individually or as a service bundle: 1-800 numbers, voice recognition, fax to email, auto attendant, web based telephony, and conferencing functionality. Tagline has a historically stable user base of small and medium size business professionals.

Results of Operations for the Three Month Period ended March 31, 2011 and March 31, 2010

Sales

Sales for the three-month period ended March 31, 2011 were $52,432 compared to $9,020 for the three-month period ended March 31, 2010. $23,450 of sales, for the three-month period ended March 31, 2011, are from sales to existing customers. The balance of $28,982 in sales, for the three-month period ended March 31, 2011, are a result of the new subscribers acquired from the Tagline. Sales for the three months ended March 31, 2010 were nominal as we had suspended our sales efforts and engaged in a strategic re-alignment of our business.

Cost of Sales

Cost of sales were $13,026 and $Nil for the three-month periods ended March 31, 2011 and 2010 respectively. Cost of sales for the three-month period ended March 31, 2011 is a result of the platform service costs acquired as part of the Tagline subscribers acquisition.

Operating Expenses

Sales and Marketing

Our sales and marketing costs consist primarily of stock-based compensation, personnel, advertising, promotions, public relations and business development. Total costs were $Nil and $3,948 for the three month period ended March 31,2011 and March 31, 2010, respectively. This reduction is a result of management’s decision to reduce sales efforts to minimal levels, while we focus on remedying our current financial condition.

Research and Development

Our research and development costs consist primarily of development costs, stock-based compensation, personnel, data and voice transmission, and related facility costs. Our research and development costs were $nil and $2,412 for the three month period ended March 31, 2011 and March 31, 2010, respectively. This reduction is a result of management’s decision to suspend our product development, while we focus on remedying our current financial condition.

General and Administrative

Our general and administrative costs consist primarily of stock-based compensation, personnel costs, professional and legal costs, consulting fees, travel, and the lease of office space. General and administrative costs were $122,118 and $240,402 for the three month period ended March 31, 2011 and March 31, 2010, respectively, representing a decrease of $118,284. The decrease reflects management’s efforts to reduce corporate expenditures to minimal operating levels while we focus on remedying the Company’s current financial condition.

Interest Expense

Our interest expense was $148,551 and $26,009 for the three month period ended March 31, 2011 and 2010, respectively. The $122,542 increase in interest expense for the three month period ended March 31,2011 relative to the same period in the previous year is a result of the increase in debt load required to finance our current operating deficit.

Foreign exchange loss

We experienced a $243,971 and $61,997 foreign exchange loss for the three month period ended March 31, 2011 and 2010, respectively. This is largely reflective of the foreign exchange fluctuation as it affects the Canadian denominated debt amounts.

Net Comprehensive loss Income

The above discussed activities resulted in a net loss was $430,291 and $325,749 for the three-month periods ended March 31, 2011 and 2010 respectively, representing an increase in net loss of $104,542.

Since inception through March 31, 2011, we have incurred an accumulated deficit of $50,947,812. The losses were primarily incurred as a result of our focus on the development and testing of our product and the marketing of our product.

Liquidity and Capital Resources

As of March 31, 2011, we had $508 in cash and cash equivalents and net working capital deficiency of $2,924,169.

Demand Promissory Notes

The following table summarizes the demand promissory notes of the company as at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	US $	Cdn $	US $	Cdn $
Principal	1,526,285	1,483,270	1,575,964	1,567,500
Accrued interest	116,544	113,259	105,708	105,140
	1,642,829	1,596,529	1,681,672	1,672,640

The demand promissory notes bear interest at prime plus 4% per annum and are repayable on demand in Canadian dollars.

Notes Payable

The following table summarizes the promissory notes of the company as at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	US $	Cdn $	US $	Cdn $
Principal	123,480	120,000	120,648	120,000
Accrued interest	17,355	16,866	13,982	13,907
	140,835	136,866	134,630	133,907

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

Operating Activities

Our operating activities resulted in net cash outflows of and $52,162 and $308,014 for the three month period ended March 31, 2011 and March 31, 2010, respectively. The operating cash outflows for these periods resulted from primarily from our net loss, change in operating assets and liabilities for that period. The decrease in net outflow for the period is reflective of management’s reduction of overall corporate expenditures to minimal operating levels.

Investing Activities

For the three months ended March 31, 2011, we used $425,000 of cash to purchase the subscribers base and operation operating contracts from Tagline. No investing activities occurred for the three months ended March 31, 2010.

Financing Activities

Financing activities resulted in net cash inflows of $471,612 and $57,433 for the three month period ended March 31, 2011 and March 31, 2010. For the three month period ended March 31, 2011, we received $586,612 in proceeds from the issuance of secured debentures and repaid $115,000 of promissory notes.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on our ability to successfully access capital to conduct acquisitions that can be incorporated into the company while assuring there are economies of scale that can be leveraged.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ending December 31, 2011. Presently, we are not focused on selling our products and our only source of funding is through the sale of our equity securities or debt.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our chief executive officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Interim Report, being March 31, 2011. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.

Based on that evaluation, our chief executive officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses as disclosed in our annual report on Form 10-K filed on April 13, 2011.

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

We continue to have material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K filed on April 13, 2011. We have not implemented remediation measures for the material weaknesses described in our annual report due to lack of funds.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 1A. Risk Factors.

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution readers of this interim report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

Since inception through March 31, 2011, we accumulated a deficit of $50,947,812. We have incurred operating losses since inception. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

Our authorized capital stock consists of 100,000,000 shares of common stock and 21,000,000 shares of preferred stock. As at May 15, 2011, 1 share of Series A preferred stock has been designated and is issued and outstanding, 666,667 shares of Series B preferred stock have been designated, of which nil are issued and outstanding and 19,250,280 shares of Series C preferred stock have been designated, of which 19,250,280 are issued and outstanding. Our board of directors, without any action by stockholders, is authorized to designate and issue shares of preferred stock in any class or series as it deems appropriate and to establish the rights, preferences and privileges of these shares, including dividends, liquidation and voting rights. The rights of holders of shares of preferred stock that may be issued may be superior to the rights granted to the holders of existing shares of our common stock. Further, the ability of our board of directors to designate and issue such undesignated shares could impede or deter an unsolicited tender offer or takeover proposal and the issuance of additional shares having preferential rights could adversely affect the voting power and other rights of holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, dated October 1, 1997 (1)
3.2	Articles of Amendment of Articles of Incorporation, dated June 24, 1999 (1)
3.3	Amended and Restated Bylaws (2)
4.1	Common Stock Certificate (1)
4.2	Certificate of Designation of Series A Preferred Stock (1)
4.3	Certificate of Designation of Series B Preferred Stock, dated December 27, 2000 (3)
4.4	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock (4)
4.5	Certificate of Amendment to Articles of Incorporation, dated June 30, 2009(6)
4.6	Certificate of Designation of Series C Non Voting Convertible Preferred Stock, dated June 30, 2009 (6)
10.1	Amended and Restated 1999 Stock Option Plan (4)
10.2	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer(5)
10.3	Loan Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc. and Randy Buchamer (5)
10.4	Professional Services Engagement Contract between our company and Arrowstone Ventures Ltd (6)
10.5	Technical and Business Advisory Services Contract between our company and Emprise Capital Corporation (6)
10.6	Form of Private Placement Subscription Agreement (Canadian and offshore investors) (7)
10.7	Form of Private Placement Subscription Agreement (US investors) (7)
10.8	Form of Convertible Debenture (Canadian and offshore investors) (7)
10.9	Form of Convertible Debenture (US investors) (7)
10.10	Settlement Agreement dated November 2, 2009 among our company, Voice Mobility Inc., Voice Mobility (US) Inc., Voice Mobility Canada Limited and Randy Buchamer (8)
10.11	License Agreement dated January 31, 2011 by and among Voice Mobility International, Inc, Voice Mobility Inc., and Applied Voice & Speech Technologies, Inc. (9)
10.12	Asset Purchase Agreement between Voice Mobility International, Inc. and Tagline Communications Inc. (10)
31*	Section 302 Certification of Jay Hutton, dated May 23, 2011
32*	Section 906 Certification of Jay Hutton, dated May 23, 2011

*	Filed herewith.

(1)	Previously submitted with our Registration Statement on Form 10-SB, as originally filed on September 17, 1999, and all amendments thereto.

(2)	Previously submitted with our Definitive Schedule 14A as filed on May 19, 2000.

(3)	Previously submitted with our Form 10-KSB, as filed on April 11, 2001.

(4)	Previously submitted with our Form 10-K, as filed on April 1, 2002.

(5)	Previously submitted with our Form 10-Q, as filed on November 20, 2009.

(6)	Previously submitted with our Form 10-Q, as filed on July 28, 2010.

(7)	Previously submitted with our Form 8-K, as filed on September 2, 2010.

(8)	Incorporated by reference from our Form 10-Q, as filed on November 20, 2010

(9)	Incorporated by reference from our Form 8-K, as filed on February 4, 2011.

(10)	Incorporated by reference from our Form 8-K, as filed on March 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE MOBILITY INTERNATIONAL, INC.

By: /s/ Jay Hutton
Jay Hutton President, Chief Executive Officer and Director
 (Principal Executive Officer and Principal Financial Officer)

Dated: May 23, 2011